Form 10-Q
period 1994-11-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 1995-01-13
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1994

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to
__________________________

Commission file number 1-3789

                SOUTHWESTERN PUBLIC SERVICE COMPANY
      (Exact name of registrant as specified in its charter)

               New Mexico                      75-0575400
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)       Identification No.)

               Tyler at Sixth, Amarillo, Texas 79101
     (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, including area code (806) 378-2121

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No __

     As of January 6, 1995, 40,917,908 shares of the Company's common stock were outstanding.


                SOUTHWESTERN PUBLIC SERVICE COMPANY
                              FORM 10-Q
              For the Quarter Ended November 30, 1994


                           TABLE OF CONTENTS

                                                                           Page

PART I.  Financial Information
         (Unaudited, except Condensed Consolidated Balance Sheet at August 31, 1994)

         Condensed Consolidated Balance Sheets at November 30, 1994
           and August 31, 1994                                             3, 4

         Condensed Consolidated Statements of Earnings for the three and
           twelve months ended November 30, 1994 and November 30, 1993        5

         Condensed Consolidated Statements of Cash Flows for the three and
           twelve months ended November 30, 1994 and November 30, 1993        6

         Notes to Condensed Consolidated Financial Statements                 7

         Independent Accountants' Report                                      8

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                          9, 10

PART II. Other Information                                                   11

Signatures                                                                   12

Exhibit 12. Statement of Computation of Ratio of Earnings                    13



PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Assets
                                                  November 30,     August 31,
                                                  1994             1994
                                                  (Unaudited)
                                                       (In Thousands)
Utility plant:
  Utility plant in service                        $2,277,103       $2,280,126
  Accumulated depreciation                          (805,243)        (794,102)
            Net plant in service                   1,471,860        1,486,024
  Construction work in progress                       42,734           22,590
            Net utility plant                      1,514,594        1,508,614
Nonutility property and investments                   43,228           41,868

Current assets:
  Cash and temporary investments                      12,080           20,782
  Accounts receivable, net                            53,747           69,357
  Accrual for unbilled revenues                       11,466           21,318
  Materials and supplies, at average cost             19,611           18,238
  Prepayments and other current assets                 8,202            8,555
            Total current assets                     105,106          138,250

Deferred debits                                      131,285          132,503

            Total assets                          $1,794,213       $1,821,235

                                                          Continued . . .

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Capitalization and Liabilities
                                                             November 30,     August 31,
                                                             1994             1994
                                                             (Unaudited)
                                                                  (In Thousands)
Capitalization:
  Common stock, $1 par value, authorized - 100,000,000 shares;
    issued and outstanding - 40,917,908 shares               $   40,918       $   40,918
  Premium on capital stock                                      306,376          306,376
  Retained earnings                                             346,323          348,878
            Total common shareholders' equity                   693,617          696,172
  Preferred stock - redemption not required                      72,680           72,680
  Long-term debt                                                506,467          506,487
            Total capitalization                              1,272,764        1,275,339

Current liabilities:
  Short-term debt                                                    --           14,994
  Current maturities of long-term debt                           16,611           16,741
  Accounts payable                                               10,881           12,301
  Liability for refunds to customers                              5,340            3,804
  Interest accrued                                               14,346            8,799
  Fuel and purchased power expense accrued                       28,656           40,884
  Taxes accrued                                                  31,446           30,359
  Dividends payable on common stock                              22,505           22,505
  Other current liabilities                                      32,436           35,092
            Total current liabilities                           162,221          185,479

Deferred credits:
  Deferred income taxes                                         341,881          339,456
  Unamortized investment tax credits                              6,241            6,303
  Other                                                          11,106           14,658
            Total deferred credits                              359,228          360,417

            Total capitalization and liabilities             $1,794,213       $1,821,235

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)

                                                        Three Months Ended            Twelve Months Ended
                                                        11-30-94       11-30-93       11-30-94       11-30-93
                                                               (In Thousands, Except Per Share Amounts)

Operating revenues                                      $187,216       $203,071       $827,594       $820,577

Operating expenses:
  Operation:
    Fuel                                                  84,026         95,614        391,618        384,595
    Purchased power                                        1,098          1,296          4,406          5,162
    Other                                                 25,733         25,588        107,440        105,208
    Maintenance                                            7,890          6,672         29,494         27,422
    Depreciation and amortization                         15,292         15,885         59,957         61,866
    Taxes other than property and income taxes             4,810          4,905         19,376         15,563
    Property taxes                                         5,844          5,451         22,862         22,003
    Income taxes                                          12,435         13,803         56,490         57,245
            Total operating expenses                     157,128        169,214        691,643        679,064
Operating income                                          30,088         33,857        135,951        141,513

Other income, net:
  Income taxes                                              (486)          (847)          (171)        (1,704)
  Other, net                                               1,535          3,017          1,921          7,872
            Total other income, net                        1,049          2,170          1,750          6,168
Earnings before interest charges                          31,137         36,027        137,701        147,681

Interest charges                                           9,968          9,982         40,410         40,596
Net earnings                                              21,169         26,045         97,291        107,085
Dividends and premiums on cumulative preferred stock       1,219          1,219          4,878          5,432
Earnings applicable to common stock                     $ 19,950       $ 24,826       $ 92,413       $101,653
Earnings per common share*                              $    .49       $    .61       $   2.26       $   2.48
Weighted average shares outstanding                       40,918         40,918         40,918         40,918
Dividends declared per common share                     $    .55       $    .55       $   2.20       $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                            Three Months Ended             Twelve Months Ended
                                                            11-30-94       11-30-93        11-30-94        11-30-93
                                                                                (In Thousands)
Operating Activities:
  Cash received from customers                              $213,958       $226,232        $839,328        $809,222
  Cash paid to suppliers and employees                      (135,212)      (134,718)       (537,112)       (511,646)
  Interest paid                                               (4,258)        (3,863)        (39,964)        (35,903)
  Income taxes paid                                          (11,010)       (10,323)        (47,813)        (45,105)
  Taxes other than income taxes paid                          (9,059)        (8,916)        (41,531)        (39,839)
  Other operating cash receipts and payments, net             (2,107)        (7,914)          6,493          (2,368)
              Net cash provided by operating activities       52,312         60,498         179,401         174,361
Investing Activities:
  Construction expenditures                                  (22,146)       (23,738)        (90,195)        (91,449)
Financing Activities:
  Issuance of long-term debt                                      --             --              --         190,000
  Retirement of long-term debt                                  (150)          (223)        (26,170)       (177,386)
  Change in short-term debt                                  (14,994)         4,500          (4,500)          4,500
  Redemption of cumulative preferred stock                        --             --              --         (26,777)
  Dividends paid (common and preferred)                      (23,724)       (23,724)        (94,898)        (95,068)
              Net cash used in financing activities          (38,868)       (19,447)       (125,568)       (104,731)
Net Increase (Decrease) in Cash and Temporary Investments     (8,702)        17,313         (36,362)        (21,819)
Cash and Temporary Investments at Beginning of Period         20,782         31,129          48,442          70,261
Cash and Temporary Investments at End of Period             $ 12,080       $ 48,442        $ 12,080        $ 48,442

Reconciliation of Net Earnings to Net Cash Provided
  by Operating Activities:
    Net earnings                                            $ 21,169       $ 26,045        $ 97,291        $107,085
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                          15,292         15,885          59,957          61,866
        Deferred income taxes                                  2,482            312          13,734          11,403
        Investment tax credits                                   (62)           (62)           (250)           (250)
        Allowance for equity funds used during construction      (43)          (359)           (243)         (1,939)
                   Total                                      38,838         41,821         170,489         178,165
Cash flows impacted by changes in:
  Accounts receivable                                         15,610         17,628           2,063          (4,901)
  Accrual for unbilled revenues                                9,852          4,493           7,663           2,833
  Materials and supplies                                      (1,373)          (334)         (2,534)            521
  Accounts payable                                            (1,420)        (2,014)          1,665             611
  Fuel and purchased power expense accrued                   (12,228)        (8,346)         (4,188)          3,291
  Taxes accrued                                                1,087          5,600              99           3,694
  Liability for refunds to customers                           1,536          1,288           3,016          (8,212)
  Other, net                                                     410            362           1,128          (1,641)
              Net cash provided by operating activities     $ 52,312       $ 60,498        $179,401        $174,361

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Interim periods. The results of operations for the interim periods are not necessarily an indication of the expected results for the fiscal year due to the seasonal nature of Southwestern Public Service Company's (the Company) business. The unaudited condensed consolidated financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments (none of which are other than normal recurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report to Stockholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of the year.

(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                     Three Months Ended          Twelve Months Ended
                                     11-30-94      11-30-93      11-30-94      11-30-93
                                                       (In Thousands)
Taxes on operating income:
  Federal-current                    $ 9,658       $12,385       $41,151       $43,646
  Federal-deferred                     2,490         1,002        13,876        12,028
  Investment tax credits                 (62)          (62)         (250)         (250)
  State-current                          349           478         1,713         1,821
                                      12,435        13,803        56,490        57,245
Taxes on other income:
  Federal-current                        495         1,537           313         2,329
  Federal-deferred                        (9)         (690)         (142)         (625)
                                         486           847           171         1,704
            Total income taxes       $12,921       $14,650       $56,661       $58,949

(3) Rate and Regulatory Matters. On December 19, 1989, the FERC issued its order regarding the 1985 rate case (see Note 10 in Form 10-K for fiscal years 1985 and 1989), and on October 18, 1990, denied rehearing of that order. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July, 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Until a final order is issued by the FERC, the Company is unable to accurately estimate the amount recoverable from these proceedings.

(4) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.


Independent Accountant's Report


Southwestern Public Service Company:

We have reviewed the accompanying consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of November 30, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month and twelve-month periods ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of August 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet form which it has been derived.



DELOITTE & TOUCHE LLP

January 10, 1995
Dallas, Texas


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Operating Revenues and Kilowatt-Hour Sales

  Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in revenues.

                                                  Increase (Decrease) From
                                                  Corresponding Prior Period
                                                  Three Months    Twelve Months
                                                  Ended           Ended
                                                  11-30-94        11-30-94
                                                   (Dollars In Thousands)
Estimated effect on revenues of variations in:
  Kilowatt-hour (kwh) sales*                      $    615        $ 34,741
  Rates                                             (3,072)        (16,316)
  Fuel and purchased power cost recovery            (8,478)         (3,148)
            Subtotal                               (10,935)         15,277
Non-firm kwh sales                                  (4,919)         (8,260)
            Total revenue increase (decrease)     $(15,854)       $  7,017
Increase in kwh sales* (in millions)                    46             885
Decrease in non-firm kwh sales (in millions)          (169)           (255)
<F>
  *Comprised of retail and wholesale excluding economy and interruptible (non-
firm) wholesale kwh sales.
</F>

  Variations in Kwh Sales. The revenue increase for the three-month period resulted primarily from increased sales to rural electric cooperative (RECs) due principally to the addition of wholesale service to Cap Rock Electric Cooperative in February 1994. The increase for the twelve-month period was due to greater sales to all classes of customers with notable gains in sales to RECs. These increases were due primarily to dry, hot weather in the twelve-month period that favorably impacted agriculture-related sales and to modest improvement in the area economy that impacted both periods.

  Variations in Rates. These revenue decreases are the result of the fiscal 1994 retail rate reductions in Texas and New Mexico. In Texas reduced rates totaling approximately $13 million annually were implemented October 15, 1993. In New Mexico an approximate $4 million annual reduction became effective April 1, 1994.

  Variations in Fuel and Purchased Power Cost Recovery. Revenue decreases are due to lower natural gas prices in both periods and lower coal costs in the quarter.

  Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount of power the Company has available for sale, the demand for power, the price at which such power can be sold, and the availability of competing hydroelectric power from the Northwest and competing generation from major plants in the West. Declines in non-firm sales for both periods were primarily due to the lack of any major generation outages in the West while mild weather conditions also contributed to the decline in the quarter.

  Operating Expenses and Non-Operating Items

  Fuel and purchased power expense comprised 54.2% and 57.3% of total operating expenses for the three and twelve months ended November 30, 1994, respectively. When compared to the corresponding periods last year, these expenses decreased $11.8 million, or 12.2%, for the three-month period and increased $6.3 million, or 1.6%, for the twelve-month period. Decreased generation of electricity contributed to the decline in the three-month period while increased generation was the primary reason for the increase during the twelve-month period. Fuel expense (excluding purchased power expense), per net kwh generated, decreased from 1.86 to 1.68 cents and from 1.85 to 1.82 cents for the respective three- and twelve-month periods because of lower spot-market prices for natural gas and coal. These low spot-market prices are likely to be temporary in nature.

  Total operating expenses, excluding fuel and purchased power, decreased $0.3 million or 0.4% for the three-month period, and increased $6.3 million or 2.2% for the twelve-month period. The adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106) which requires accrual of retiree medical costs, added approximately $2.3 million of additional operating expense to the twelve-month period. Additionally, a $3.2 million one-time Texas franchise tax refund in December 1992 reduced taxes other than income and property taxes last year. Maintenance expense increases were the result of scheduled power plant maintenance.

  A decline in other income in the three-month period reflects the receipt last year of interest on a wholesale rate case settlement and lower allowance for funds used during construction (AFUDC) in the current period. The decrease in other income in the twelve-month period was caused by the recognition in August 1994 of nonrecurring expenses totaling $3.4 million. These nonrecurring expenses related to engineering and design costs of a previously planned generating facility and business development costs related to a generation project in Missouri. Lower AFUDC and interest income also contributed to the decline in other income in the twelve-month period.

  Earnings

  Current operating income and earnings applicable to common stock declined for both periods because of the implementation of lower retail rates in Texas and New Mexico. Also impacting both periods were increased operating expenses, excluding fuel and purchased power, reduced other income, and lower AFUDC.

  Assuming normal weather conditions, earnings for the 1995 fiscal year are expected to remain relatively level or decline somewhat due to the 1994 retail rate reductions and increased operating expenses.

LIQUIDITY AND CAPITAL REURCES

  The Company's demand for capital is primarily related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three and twelve months ended November 30, 1994, were $22.1 million and $90.2 million, respectively. The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 70% in fiscal 1995.

  The Company has effective a shelf registration under which an aggregate of $200 million of First Mortgage Bonds and Cumulative Preferred Stock may be issued (a maximum of $40 million Preferred Stock is issuable thereunder).

CHANGES IN ACCOUNTING STANDARDS

  In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). Statement 112 requires the accrual of certain postemployment benefits provided to former or inactive employees. The implementation of Statement 112, in the current period, did not have a material effect on the Company's financial position or results of operations.


PART II. OTHER INFORMATION

Item 5. Other Information.

  The Company's ratio of earnings to fixed charges for the twelve months ended November 30, 1994, was 4.60. The ratio of earnings to fixed charges and preferred dividend requirements combined was 3.90 for such period.

  On December 6, 1994, the Company signed a definitive agreement with Texas-New Mexico Power Company (TNP) for the purchase of certain Texas properties located in the Panhandle area for $29.2 million, subject to appropriate regulatory approval and other conditions. These Panhandle area properties consist of the cities of Spearman, Perryton, Booker, Follett, Higgins and Darrouzett located in Hansford, Ochiltree and Lipscomb counties. The acquisition will add approximately 7,300 customers. The sale is expected to be completed during the summer of 1995.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

         12 Statement showing computations of ratio of earnings to fixed charges and preferred dividend requirements combined for the twelve months ended November 30, 1994

         15 Letter of DELOITTE & TOUCHE LLP regarding condensed consolidated interim financial information

  (b)  Reports on Form 8-K:

         None


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  SOUTHWESTERN PUBLIC SERVICE COMPANY

Doyle R. Bunch II
Executive Vice-President
Accounting and Corporate Development

DATE: January 10, 1995