Form 10-Q
period 1995-02-28
SOUTHWESTERN PUBLIC SERVICE CO
filed 1995-04-14
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      As of April 10, 1995, 40,917,908 shares of the Company's common stock were outstanding.


                    SOUTHWESTERN PUBLIC SERVICE COMPANY
                               FORM 10-Q
                  For the Quarter Ended February 28, 1995


                           TABLE OF CONTENTS

                                                                       Page

PART I. Financial Information
        (Unaudited, except Condensed Consolidated Balance Sheet at August 31, 1994)

        Condensed Consolidated Balance Sheets at February 28, 1995
         and August 31, 1994                                           3, 4

        Condensed Consolidated Statements of Earnings for the three, six and twelve months ended February 28, 1995 and
         February 28, 1994                                                5

        Condensed Consolidated Statements of Cash Flows for the six and
         twelve months ended February 28, 1995 and February 28, 1994      6

        Notes to Condensed Consolidated Financial Statements              7

        Independent Accountants' Report                                   8

        Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                        9, 10

PART II. Other Information                                               11

Signatures                                                               12

Exhibit 12. Statement of Computation of Ratio of Earnings                13



PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Assets
                                                  February 28,     August 31,
                                                  1995             1994
                                                  (Unaudited)
                                                       (In Thousands)
Utility plant:
  Utility plant in service                        $2,279,721       $2,280,126
  Accumulated depreciation                          (818,264)        (794,102)
         Net plant in service                      1,461,457        1,486,024
  Construction work in progress                       61,453           22,590
         Net utility plant                         1,522,910        1,508,614
Nonutility property and investments                   53,508           41,868

Current assets:
  Cash and temporary investments                      16,261           20,782
  Accounts receivable, net                            55,753           69,357
  Accrual for unbilled revenues                        2,498           21,318
  Materials and supplies, at average cost             20,669           18,238
  Prepayments and other current assets                 7,227            8,555
         Total current assets                        102,408          138,250

Deferred debits                                      127,761          132,503

         Total assets                             $1,806,587       $1,821,235

                                                        Continued . . .



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Capitalization and Liabilities
                                                           February 28,       August 31,
                                                           1995               1994
                                                           (Unaudited)
                                                                  (In Thousands)
Capitalization:
  Common stock, $1 par value, authorized - 100,000,000 shares;
    issued and outstanding - 40,917,908 shares               $   40,918       $   40,918
  Premium on capital stock                                      306,376          306,376
  Retained earnings                                             341,275          348,878
         Total common shareholders' equity                      688,569          696,172
  Preferred stock - redemption not required                      72,680           72,680
  Long-term debt                                                576,259          506,487
         Total capitalization                                 1,337,508        1,275,339

Current liabilities:
  Short-term debt                                                    --           14,994
  Current maturities of long-term debt                              500           16,741
  Accounts payable                                                8,321           12,301
  Liability for refunds to customers                              3,362            3,804
  Interest accrued                                                8,834            8,799
  Fuel and purchased power expense accrued                       26,279           40,884
  Taxes accrued                                                   5,369           30,359
  Dividends payable on common stock                              22,505           22,505
  Other current liabilities                                      32,506           35,092
         Total current liabilities                              107,676          185,479

Deferred credits:
  Deferred income taxes                                         344,233          339,456
  Unamortized investment tax credits                              6,178            6,303
  Other                                                          10,992           14,658
         Total deferred credits                                 361,403          360,417

         Total capitalization and liabilities                $1,806,587       $1,821,235

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)

                                Three Months Ended            Six Months Ended              Twelve Months Ended
                                2-28-95        2-28-94        2-28-95        2-28-94        2-28-95        2-28-94
  (In Thousands, Except Per Share Amounts)

Operating revenues              $181,848       $189,392       $369,065       $392,463       $820,050       $830,193

Operating expenses:
  Operation:
    Fuel                          83,622         93,826        167,648        189,440        381,415        394,131
    Purchased power                1,232          1,138          2,331          2,435          4,500          4,924
    Other                         25,679         25,068         51,411         50,655        108,051        106,489
  Maintenance                      8,056          6,933         15,946         13,605         30,617         27,673
  Depreciation and amortization   15,287         15,348         30,579         31,233         59,897         61,846
  Taxes other than property and
    income taxes                   4,857          4,868          9,667          9,774         19,364         18,868
  Property taxes                   6,017          5,487         11,861         10,937         23,392         22,401
  Income taxes (note 2)            9,313         10,355         21,749         24,158         55,448         56,991
       Total operating expenses  154,063        163,023        311,192        332,237        682,684        693,323
Operating income                  27,785         26,369         57,873         60,226        137,366        136,870

Other income, net:
  Income taxes (note 2)             (731)          (405)       (1,217)         (1,252)          (496)        (1,893)
  Other, net                       1,972          1,402          3,507          4,419          2,491          7,737
       Total other income, net     1,241            997          2,290          3,167          1,995          5,844
Earnings before interest charges  29,026         27,366         60,163         63,393        139,361        142,714

Interest charges                  10,349          9,995         20,317         19,977         40,764         40,131
Net earnings                      18,677         17,371         39,846         43,416         98,597        102,583
Dividends and premiums on
  cumulative preferred stock       1,220          1,220          2,439          2,439          4,878          5,261
Earnings applicable to common
   stock                        $ 17,457       $ 16,151       $ 37,407       $ 40,977       $ 93,719       $ 97,322
Earnings per common share*      $   0.43       $   0.39       $   0.91       $   1.00       $   2.29       $   2.38
Weighted average shares
   outstanding                    40,918         40,918         40,918         40,918         40,918         40,918
Dividends declared per
   common share                 $   0.55       $   0.55       $   1.10       $   1.10       $   2.20       $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                           Six Months Ended               Twelve Months Ended
                                                           2-28-95        2-28-94         2-28-95          2-28-94
                                                                                (In Thousands)
Operating Activities:
  Cash received from customers                             $400,557       $421,091        $831,068         $828,608
  Cash paid to suppliers and employees                     (258,663)      (264,583)       (530,698)        (523,017)
  Interest paid                                             (20,207)       (19,540)        (40,236)         (38,618)
  Income taxes paid                                         (32,882)       (34,205)        (45,803)         (55,306)
  Taxes other than income taxes paid                        (31,145)       (30,756)        (41,777)         (44,049)
  Other operating cash receipts and payments, net             2,938            194          15,497            6,540
               Net cash provided by operating activities     60,598         72,201         188,051          174,158
Investing Activities:
  Construction expenditures                                 (44,567)       (46,877)        (89,479)         (87,098)
  Nonutility property and investments                       (11,640)        (7,185)        (17,219)          (9,581)
               Net cash used in investing activities        (56,207)       (54,062)       (106,698)         (96,679)
Financing Activities:
  Issuance of long-term debt                                 70,000             --          70,000               --
  Retirement of long-term debt                              (16,469)       (25,580)        (16,433)         (26,086)
  Change in short-term debt                                 (14,994)        44,500         (44,500)          44,500
  Dividends paid (common and preferred)                     (47,449)       (47,449)        (94,898)         (94,896)
                Net cash used in financing activities        (8,912)       (28,529)        (85,831)         (76,482)
Net Increase (Decrease) in Cash and Temporary Investments    (4,521)       (10,390)         (4,478)             997
Cash and Temporary Investments at Beginning of Period        20,782         31,129          20,739           19,742
Cash and Temporary Investments at End of Period            $ 16,261       $ 20,739        $ 16,261         $ 20,739

Reconciliation of Net Earnings to Net Cash Provided
  by Operating Activities:
    Net earnings                                           $ 39,846       $ 43,416        $ 98,597         $102,583
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                        30,579         31,233          59,897           61,846
        Deferred income taxes                                 5,570          3,277          13,857            7,087
        Investment tax credits                                 (125)          (125)           (250)            (250)
        Allowance for equity funds used during construction     (43)          (571)            (31)          (1,616)
                Total                                        75,827         77,230         172,070          169,650
    Cash flows impacted by changes in:
        Accounts receivable                                  13,604         15,362           2,322              271
        Accrual for unbilled revenues                        18,820         13,723           7,401            1,881
        Materials and supplies                               (2,431)        (1,858)         (2,068)            (333)
        Accounts payable                                     (3,980)           250          (3,159)           2,952
        Fuel and purchased power expense accrued            (14,605)       (11,300)         (3,611)           1,365
        Taxes accrued                                       (24,990)       (21,909)          1,531           (3,227)
        Liability for refunds to customers                     (442)            54           2,272           (2,677)
        Other, net                                           (1,205)           649          11,293            4,276
                Net cash provided by operating activities  $ 60,598       $ 72,201        $188,051         $174,158

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Interim periods. The results of operations for the interim periods are not necessarily an indication of the expected results for the fiscal year due to the seasonal nature of Southwestern Public Service Company's (the Company) business. The unaudited condensed consolidated financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments (none of which are other than normal recurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report to Shareholders. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                     Three Months Ended          Six Months Ended           Twelve Months Ended
                                     2-28-95       2-28-94       2-28-95       2-28-94       2-28-95       2-28-94
                                                                   (In Thousands)
Taxes on operating income:
  Federal-current                    $ 5,831       $ 7,183       $15,490       $19,568       $39,800       $47,589
  Federal-deferred                     3,207         2,940         5,697         3,942        14,142         7,767
  Investment tax credits                 (63)          (63)         (125)         (125)         (250)         (250)
  State-current                          338           295           687           773         1,756         1,885
                                       9,313        10,355        21,749        24,158        55,448        56,991
Taxes on other income:
  Federal-current                        837           381         1,332         1,917           769         2,573
  Federal-deferred                      (118)           24          (127)         (665)         (285)         (680)
  State-current                           12            --            12            --            12            --
                                         731           405         1,217         1,252           496         1,893
         Total income taxes          $10,044       $10,760       $22,966       $25,410       $55,944       $58,884

(3) Long-Term Debt. The Company made a public offering of $70 million of First Mortgage Bonds (Bonds) on February 22, 1995. The proceeds from the Bonds were applied primarily to the retirement of short-term debt.

(4) Rate and Regulatory Matters. On December 19, 1989, the FERC issued its order regarding the 1985 rate case (see Note 10 in Form 10-K for fiscal years 1985 and 1989), and on October 18, 1990, denied rehearing of that order. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July, 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Until a final order is issued by the FERC, the Company is unable to accurately estimate the amount recoverable from these proceedings.

(5) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.



Independent Accountants' Report


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of February 28, 1995, and the related condensed consolidated statements of earnings for the three-month, six-month and twelve-month periods ended February 28, 1995 and 1994, and cash flows for the six-month and twelve-month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

April 10, 1995
Dallas, Texas



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

                                                  Increase (Decrease) From Corresponding Prior Period
                                                  Three Months    Six Months      Twelve Months
                                                  Ended           Ended           Ended
                                                  2-28-95         2-28-95         2-28-95
                                                           (Dollars In Thousands)
Estimated effect on revenues of variations in:
  Kilowatt-hour (kwh) sales*                      $   961         $  1,929        $ 28,942
  Rates                                             2,805             (401)         (9,971)
  Fuel and purchased power cost recovery           (5,063)         (13,759)        (13,955)
         Subtotal                                  (1,297)         (12,231)          5,016
  Non-firm kwh sales                               (6,247)         (11,167)        (15,159)
         Total revenue decrease                   $(7,544)        $(23,398)       $(10,143)
Increase in kwh sales* (in millions)                   48               95             742
Decrease in non-firm kwh sales (in millions)         (253)            (423)           (541)
<F>
  *Comprised of retail and wholesale excluding economy and interruptible
(non-firm) wholesale kwh sales.
</F>

  Variations in Kwh Sales. The revenue increases in the three- and six-month periods are attributable primarily to increased sales to rural electric cooperatives (RECs). These increases are principally due to sales to Cap Rock Electric Cooperative that began in February 1994. The twelve-month increase was primarily the result of dry, warm weather last summer that favorably impacted agriculture-related sales and a modest improvement in the service area's economy that contributed to all periods presented.

  Variations in Rates. Revenues increased in the three-month period due primarily to contractually set demand charges for certain wholesale customers. Although firm wholesale kwh sales declined, the average revenue per kwh sold increased due to such contractual demand charges. Also contributing to the revenue increase in the three-month period were demand charges for REC customers. These REC demand charges are based on the highest monthly usage of the past twelve months which, for such period, included unusually hot weather. The declines in the six- and twelve-month periods resulted primarily from the effects of the retail rate reductions in Texas and New Mexico. In Texas reduced rates totaling approximately $13 million annually were implemented October 15, 1993. In New Mexico an approximate $4 million annual reduction became effective April 1, 1994.

  Variations in Fuel and Purchased Power Cost Recovery. Revenue decreases are due to lower natural gas prices in all periods. Lower coal costs contributed to the decline in the six- and twelve-month periods.

  Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the availability of hydroelectric power from the Northwest and competing generation from major plants in the West. Lower non-firm sales in all periods were due primarily to available power from these major western plants and excess hydroelectric power in the Northwest. Mild weather throughout the region also contributed to the decline for the three- and six-month periods.

  Operating Expenses and Non-Operating Items

  Fuel and purchased power expense comprised 55.1%, 54.6% and 56.5% of total operating expenses for the three, six and twelve months ended February 28, 1995, respectively. When compared to the corresponding periods last year, these expenses decreased $10.1 million or 10.6%, $21.9 million or 11.4%, and $13.1 million or 3.3%, respectively. Fuel expense (excluding purchased power expense), per net kwh generated, decreased from 1.90 to 1.77 cents, from
1.88 to 1.72 cents, and from 1.87 to 1.79 cents for the respective three-, six- and twelve-month periods because of lower spot-market prices for natural gas in all periods and lower coal costs in the six- and twelve-month periods. The low spot-market prices for natural gas are expected to be temporary in nature.

  Total operating expenses, excluding fuel and purchased power increased $1.4 million or 1.7%, $0.9 million or 0.6%, and $2.5 million or 0.8% for the respective three-, six- and twelve-month periods. These increases resulted primarily from scheduled power plant maintenance. Property taxes were greater in all periods due to continuing escalation of ad valorem taxes in the state of Texas related to school funding. Increased utility plant also contributed to the rise in property taxes. Management does not expect significant increases in the future related to Texas school funding.

  A decline in "other income" in the six-month period reflects the receipt last year of interest on a wholesale rate case settlement and decreased allowance for funds used during construction (AFUDC) of $0.5 million or 92.5% in the current period. The decreased "other income" in the twelve-month period was caused by the recognition in August 1994 of nonrecurring expenses totaling $3.4 million. These nonrecurring expenses related to engineering and design costs of a previously planned generating facility and business development costs related to a generation project in Missouri. In the twelve-month period, AFUDC decreased $1.6 million or 98.1%, which also contributed to the decline in "other income."

  Earnings

  Current operating income and earnings applicable to common stock increased for the three-month period due principally to the increased kilowatt-hour sales to RECs. The declines in earnings for the six- and twelve-month periods were caused primarily by the implementation of lower retail rates in Texas and New Mexico. Also influencing the twelve-month period was the reduced "other income."

  Assuming normal weather conditions, earnings for the 1995 fiscal year are expected to remain relatively level or decline somewhat due to the 1994 retail rate reductions and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's demand for capital is primarily related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three, six and twelve months ended February 28, 1995, were $22.4 million, $44.6 million and $89.5 million, respectively. The Company cannot accurately forecast the portion of capital expenditures to be provided from internally generated funds, but expects that it will be approximately 70% in fiscal 1995.

  The Company issued $70 million principal amount of 8.5% First Mortgage Bonds (Bonds) on February 22, 1995. The proceeds from the Bonds were applied primarily to the retirement of short-term debt. The Company has effective a shelf registration under which an aggregate of $130 million of Bonds and Cumulative Preferred Stock remains available for issue (a maximum of $40 million Preferred Stock is issuable thereunder).



CHANGES IN ACCOUNTING STANDARDS

  In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (Statement 112). Statement 112 requires the accrual of certain postemployment benefits provided to former or inactive employees. The implementation of Statement 112 in the current period did not have a material effect on the Company's financial position or results of operations.

PART II. OTHER INFORMATION

Item 4. Other Information.

  The Company's Annual Meeting of Shareholders was held January 11, 1995. The following persons, with the exception of R. R. Hemminghaus, were reelected to the Company's Board of Directors to hold office until the Annual Meeting of Shareholders in 1998. Mr. Hemminghaus was reelected to the Company's Board of Directors to hold office until the Annual Meeting of Shareholders in 1996.

  Director                 In Favor           Withheld
  Gene H. Bishop           33,970,305         419,280
  C. Coney Burgess         34,042,675         346,910
  J. Howard Mock           34,044,181         345,404
  Gary W. Wolf             33,740,743         648,841
  R. R. Hemminghaus        33,972,157         417,428

Item 5. Other Information.

  The Company's ratio of earnings to fixed charges for the twelve months ended February 28, 1995, was 4.55. The ratio of earnings to fixed charges and preferred dividend requirements combined was 3.87 for such period.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

        12 Statement showing computations of ratio of earnings for the twelve months ended February 28, 1995

        15 Letter of Deloitte & Touche LLP regarding unaudited condensed consolidated interim financial information

  (b)  Reports on Form 8-K:

        None




SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  SOUTHWESTERN PUBLIC SERVICE COMPANY

Doyle R. Bunch II
Executive Vice-President
Accounting and Corporate Development


DATE: April 10, 1995