Form 10-Q
period 1995-05-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1995-07-14
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      As of July 11, 1995, 40,917,908 shares of the Company's common stock were outstanding.

SOUTHWESTERN PUBLIC SERVICE COMPANY
FORM 10-Q
For the Quarter Ended May 31, 1995


TABLE OF CONTENTS


PART I. Financial Information

       Condensed Consolidated Balance Sheets at May 31, 1995
         and August 31, 1994

       Condensed Consolidated Statements of Earnings for the three, nine and twelve months ended May 31, 1995 and May 31, 1994

       Condensed Consolidated Statements of Cash Flows for the nine and twelve months ended May 31, 1995 and May 31, 1994

       Notes to Condensed Consolidated Financial Statements

       Independent Accountants' Report

       Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Assets
                                                  May 31,          August 31,
                                                  1995             1994
                                                  (Unaudited)
                                                         (In Thousands)
Utility plant:
  Utility plant in service                        $2,282,442       $2,280,126
  Accumulated depreciation                          (832,399)        (794,102)
         Net plant in service                      1,450,043        1,486,024
  Construction work in progress                       83,044           22,590
         Net utility plant                         1,533,087        1,508,614
Nonutility property and investments                   53,421           41,868

Current assets:
  Cash and temporary investments                      27,671           20,782
  Accounts receivable, net                            56,577           69,357
  Accrual for unbilled revenues                        8,063           21,318
  Materials and supplies, at average cost             19,904           18,238
  Prepayments and other current assets                12,490            8,555
         Total current assets                        124,705          138,250

Deferred debits                                      128,459          132,503

         Total assets                             $1,839,672       $1,821,235

                                                         Continued . . .

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Capitalization and Liabilities
                                                               May 31,          August 31,
                                                               1995             1994
                                                               (Unaudited)
                                                                     (In Thousands)
Capitalization:
  Common stock, $1 par value, authorized - 100,000,000 shares;
    issued and outstanding - 40,917,908 shares                 $   40,918       $   40,918
  Premium on capital stock                                        306,376          306,376
  Retained earnings                                               343,980          348,878
          Total common shareholders' equity                       691,274          696,172
  Preferred stock - redemption not required                        72,680           72,680
  Long-term debt                                                  576,201          506,487
         Total capitalization                                   1,340,155        1,275,339

Current liabilities:
  Short-term debt                                                       -           14,994
  Current maturities of long-term debt                                325           16,741
  Accounts payable                                                  8,970           12,301
  Liability for refunds to customers                                2,107            3,804
  Interest accrued                                                 15,749            8,799
  Fuel and purchased power expense accrued                         32,506           40,884
  Taxes accrued                                                    20,188           30,359
  Dividends payable on common stock                                22,505           22,505
  Other current liabilities                                        33,475           35,092
         Total current liabilities                                135,825          185,479

Deferred credits:
  Deferred income taxes                                           346,449          339,456
  Unamortized investment tax credits                                6,116            6,303
  Other                                                            11,127           14,658
         Total deferred credits                                   363,692          360,417

         Total capitalization and liabilities                  $1,839,672       $1,821,235

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)

                                   Three Months Ended           Nine Months Ended             Twelve Months Ended
                                   5-31-95       5-31-94        5-31-95       5-31-94         5-31-95       5-31-94
                                                      (In Thousands, Except Per Share Amounts)

Operating revenues                 $205,187      $196,173       $574,251      $588,636        $829,063      $833,108

Operating expenses:
  Operation:
    Fuel                             95,054        95,723        262,702       285,162         380,74        399,644
    Purchased power                   1,069           997          3,399         3,432          4,572          4,627
    Other                            25,717        26,778         77,129        77,433        106,990        106,795
  Maintenance                         7,261         7,908         23,207        21,513         29,970         28,043
  Depreciation and amortization      15,292        14,448         45,871        45,681         60,741         60,927
  Taxes other than property and
    income taxes                      4,389         4,536         14,055        14,310         19,216         19,386
  Property taxes                      6,074         5,765         17,935        16,703         23,700         22,799
  Income taxes (note 2)              14,294        10,964         36,043        35,122         58,779         55,813
         Total operating expenses   169,150       167,119        480,341       499,356        684,714        698,034
Operating income                     36,037        29,054         93,910        89,280        144,349        135,074

Other income, net:
  Income taxes (note 2)                (857)         (575)        (2,074)       (1,828)          (778)        (2,213)
  Other, net                          2,202         1,513          5,709         5,933          3,179          7,739
         Total other income, net      1,345           938          3,635         4,105          2,401          5,526
Earnings before interest charges     37,382        29,992         97,545        93,385        146,750        140,600

Interest charges                     10,953        10,213         31,270        30,189         41,504         40,367
Net earnings                         26,429        19,779         66,275        63,196        105,246        100,233
Dividends and premiums on cumu-
  lative preferred stock              1,219         1,219          3,658         3,658          4,878          5,261
Earnings applicable to
  common stock                     $ 25,210      $ 18,560       $ 62,617      $ 59,538       $100,368       $ 94,972
Earnings per common share*         $   0.62      $   0.45       $   1.53      $   1.46       $   2.45       $   2.32
Weighted average shares
  outstanding                        40,918        40,918         40,918        40,918         40,918         40,918
Dividends declared per
  common share                     $   0.55      $   0.55       $   1.65      $   1.65       $   2.20       $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                              Nine Months Ended             Twelve Months Ended
                                                              5-31-95        5-31-94        5-31-95        5-31-94
                                                                                  (In Thousands)
Operating Activities:
  Cash received from customers                                $ 597,886      $ 617,666      $ 831,822      $ 835,958
  Cash paid to suppliers and employees                         (384,192)      (397,076)      (523,734)      (530,830)
  Interest paid                                                 (24,420)       (24,022)       (39,967)       (39,081)
  Income taxes paid                                             (36,663)       (36,098)       (47,691)       (48,986)
  Taxes other than income taxes paid                            (35,294)       (35,291)       (41,391)       (44,417)
  Other operating cash receipts and payments, net                 4,495          3,439         13,808          9,188
                Net cash provided by operating activities       121,812        128,618        192,847        181,832
Investing Activities:
  Construction expenditures                                     (70,501)       (74,164)       (88,125)       (90,187)
  Nonutility property and investments                           (11,553)        (9,411)       (14,906)       (11,369)
                Net cash used in investing activities           (82,054)       (83,575)      (103,031)      (101,556)
Financing Activities:
  Issuance of long-term debt                                     70,000              -         70,000              -
  Retirement of long-term debt                                  (16,702)       (25,200)       (17,046)       (25,459)
  Change in short-term debt                                     (14,994)        49,000        (49,000)        49,000
  Dividends paid (common and preferred)                         (71,173)       (71,173)       (94,898)       (95,280)
                Net cash used in financing activities           (32,869)       (47,373)       (90,944)       (71,739)
Net Increase (Decrease) in Cash and Temporary Investments         6,889         (2,330)        (1,128)         8,537
Cash and Temporary Investments at Beginning of Period            20,782         31,129         28,799         20,262
Cash and Temporary Investments at End of Period               $  27,671      $  28,799      $  27,671      $  28,799

Reconciliation of Net Earnings to Net Cash Provided
  by Operating Activities:
    Net earnings                                              $  66,275      $  63,196      $ 105,246      $ 100,233
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                            45,871         45,681         60,741         60,927
        Deferred income taxes                                     8,586          8,507         11,644         10,158
        Investment tax credits                                     (188)          (188)          (250)          (250)
        Allowance for equity funds used during construction        (219)          (571)          (207)        (1,067)
                  Total                                         120,325        116,625        177,174        170,001
    Cash flows impacted by changes in:
        Accounts receivable                                      12,780         17,576           (716)           950
        Accrual for unbilled revenues                            13,255         11,965          3,594          5,163
        Materials and supplies                                   (1,666)          (933)        (2,228)        (1,336)
        Accounts payable                                         (3,331)        (1,480)          (779)            60
        Fuel and purchased power expense accrued                 (8,378)        (9,633)           949          1,585
        Taxes accrued                                           (10,171)       (11,664)         6,105            176
        Liability for refunds to customers                       (1,697)           232            839         (2,226)
        Other, net                                                  695          5,930          7,909          7,459
                  Net cash provided by operating activities   $ 121,812      $ 128,618      $ 192,847      $ 181,832

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

(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                  Three Months Ended            Nine Months Ended             Twelve Months Ended
                                  5-31-95        5-31-94        5-31-95        5-31-94        5-31-95        5-31-94
                                                                     (In Thousands)
Taxes on operating income:
    Federal-current               $10,675        $ 5,440        $26,165        $25,008        $45,035        $43,356
    Federal-deferred                3,266          5,213          8,963          9,156         12,195         10,854
    Investment tax credits            (63)           (62)          (188)          (188)          (250)          (250)
    State-current                     416            373          1,103          1,146          1,799          1,853
                                   14,294         10,964         36,043         35,122         58,779         55,813
Taxes on other income:
    Federal-current                 1,097            558          2,430          2,476          1,309          2,910
    Federal-deferred                 (249)            17           (377)          (648)          (552)          (697)
    State-current                       9              -             21              -             21              -
                                      857            575          2,074          1,828            778          2,213
         Total income taxes       $15,151        $11,539        $38,117        $36,950        $59,557        $58,026

(3) Long-term debt. The Company issued $70 million of First Mortgage Bonds (Bonds) on February 22, 1995. The proceeds from the Bonds were applied primarily to the retirement of short-term debt.

(4) Rate and regulatory matters. On December 19, 1989, the FERC issued its order regarding the 1985 rate case (see Note 10 in Form 10-K for fiscal years 1985 and 1989), and on October 18, 1990, denied rehearing of that order. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July, 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and totaled $2.8 million. In May 1995, a settlement with the Company's New Mexico cooperative customers amounting to $6.9 million, including interest, was filed with the FERC and an order accepting this settlement is expected in August 1995. Resolutions with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative have not been reached. Until a final order is issued by the FERC, the Company is unable to accurately estimate the remaining amount recoverable from these proceedings.

  A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments (see Item 1. Business - Fuel Supply and Purchased Power in the Company's 1994 Form 10-K). On May 1, 1995, the Company filed with the PUCT, a petition for a fuel reconciliation for the months of January 1992 through December 1994. The Commission has scheduled hearings to begin September 6, 1995.

(5) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Independent Accountants' Report

Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of May 31, 1995, and the related condensed consolidated statements of earnings for the three-month, nine-month and twelve-month periods ended May 31, 1995 and 1994, and cash flows for the nine-month and twelve-month periods ended May 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

July 11, 1995
Dallas, Texas

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

                                                  Increase (Decrease) From Corresponding Prior Period
                                                  Three Months      Nine Months       Twelve Months
                                                  Ended             Ended             Ended
                                                  5-31-95           5-31-95           5-31-95
                                                                 (Dollars In Thousands)
Estimated effect on revenues of variations in:
    Kilowatt-hour (kwh) sales *                   $ 10,744          $ 13,287          $ 33,906
    Rates                                            2,387             1,470            (3,154)
    Fuel and purchased power cost recovery          (2,615)          (16,469)          (19,511)
           Subtotal                                 10,516            (1,712)           11,241
    Non-firm kwh sales                              (1,502)          (12,673)          (15,286)
           Total revenue increase (decrease)      $  9,014          $(14,385)         $ (4,045)
    Increase in kwh sales* (in millions)               315               409               872
    Decrease in non-firm kwh sales (in millions)       (26)             (449)             (521)

*Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

  Variations in Kwh Sales. The revenue increases in all periods are attributable primarily to increased wholesale sales to rural electric cooperatives (RECs). These increases are principally due to sales to Cap Rock Electric Cooperative that began in February 1994 and increased to 100% of Cap Rock's requirements on February 15, 1995. Increased irrigation resulting from dry weather also contributed to greater REC sales. Sales in the twelve-month period were also favorably impacted by record-breaking hot weather in June and July 1994. Improved economic conditions also caused increases in retail kwh sales in all periods.

  Variations in Rates. Revenues increased in the three- and nine-month periods due primarily to contractually set demand charges for certain wholesale customers. Although firm wholesale kwh sales declined, the average revenue per kwh sold increased due to such contractual demand charges. The decline in the twelve-month period is due primarily to the effects of the retail rate reductions in Texas and New Mexico. In Texas reduced rates totaling approximately $13 million annually were implemented October 15, 1993. In New Mexico an approximate
$4 million annual reduction became effective April 1, 1994.

  Variations in Fuel and Purchased Power Cost Recovery. Revenue decreases are due to lower natural gas prices in all periods. Marginally lower coal costs also contributed to the decline in the twelve-month period.

  Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the availability of hydroelectric power from the Northwest and competing generation from major plants in the West. Lower non-firm sales in all periods were due primarily to available power from these major western plants and excess hydroelectric power in the Northwest. Mild weather throughout the region also contributed to the decline in the three- and nine-month periods.

Operating Expenses and Non-Operating Items

  Fuel and purchased power expense comprised 56.8%, 55.4% and 56.3% of total operating expenses for the three, nine and twelve months ended May 31, 1995, respectively. When compared to the corresponding periods last year, these expenses decreased $0.6 million or 0.6%, $22.5 million or 7.8% and $19.0 million or 4.7%, respectively. Fuel expense (excluding purchased power expense), per net kwh generated, decreased from 1.90 to 1.81 cents, from 1.89 to 1.76 cents, and from 1.89 to 1.77 cents for the respective three-, nine- and twelve-month periods because of lower spot-market prices for natural gas in all periods and lower coal costs in the twelve-month period.

  Total operating expenses, excluding fuel and purchased power, increased $2.6 million or 3.7%, $3.5 million or 1.7%, and $5.6 million or 1.9%, for the respective three-, nine- and twelve-month periods. The increases for the nine- and twelve-month periods resulted primarily from scheduled power plant maintenance. The rise in the three-month period is due primarily to increased income taxes as a result of higher income. Property taxes were greater in all periods due to continuing escalation of ad valorem taxes in the state of Texas related to school funding. Increased utility plant also contributed to the rise in property taxes. Management does not expect significant increases in the future related to such Texas school funding.

  An increase in "other income" for the three-month period is due to increased subsidiary income and allowance for funds used during construction (AFUDC). A decline in "other income" in the twelve-month period is due to previously reported nonrecurring expenses.

Earnings

  Current operating income and earnings applicable to common stock increased for all periods due principally to the increased kwh sales to RECs.

  Assuming normal weather conditions, earnings for the 1995 fiscal year are expected to improve. Additionally, settlement of the 1985 FERC rate case with the New Mexico wholesale cooperative customers (see note 4) is expected to add approximately $4.5 million, including interest, (after tax) or 11 cents per share to earnings in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's demand for capital is primarily related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three, nine and twelve months ended May 31, 1995, were $25.9 million, $70.5 million and $88.1 million, respectively. The Company cannot accurately forecast the portion of capital expenditures to be provided from internally generated funds, but expects that it will be approximately 70% in fiscal 1995.

  The Company issued $70 million of 8.5% First Mortgage Bonds (Bonds) on February 22, 1995. The proceeds from such Bonds were applied to the retirement of short-term debt. The Company has effective a shelf registration under which remains an aggregate of $130 million of Bonds and Cumulative Preferred Stock that may be issued (a maximum of $40 million Preferred Stock is issuable thereunder).

PART II. OTHER INFORMATION

Item 5. Other Information.

     The Company's ratio of earnings to fixed charges for the twelve months ended May 31, 1995, was 4.70. The ratio of earnings to fixed charges and preferred dividend requirements combined was 4.01 for such period.

     The Company has agreed in principle to purchase TUCO, Inc., (TUCO) a wholly owned subsidiary of Cabot Corporation, for $75 million. TUCO owns the coal inventory maintained at the Company's Harrington and Tolk generating stations. It also administers contracts with coal mines, railroads and the coal-handling operator at the two coal-fueled power plants. This purchase is expected to lower fuel costs. Regulatory approval is required.

     On June 9, 1995, Central and Southwest Corporation (CSW) terminated its merger agreement with El Paso Electric Company (EPE), and revoked EPE's Modified Third Amended Plan of Reorganization. On June 23, 1995, the Company filed a motion with the FERC requesting that the Section 211 application for a mandatory transmission order filed by CSW and EPE be dismissed as moot. (See Item 1. Business - Other in the Company's 1994 Form 10-K.)

     On May 31, 1995, the Company filed applications with the FERC for approval of proposed Open Access Transmission Service Tariffs and Market Based Generation Power Sales Rates. Approval of these tariffs and rates will enable the Company to participate in the increasingly competitive wholesale power markets. The Company's proposed transmission service tariffs are designed to meet the Commission's recently announced standards for comparable open access transmission services.


Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

        4 Supplemental Indenture dated February 15, 1995, to the Indenture of Mortgage and Deed of Trust dated August 1, 1946

       12 Statement showing computations of ratio of earnings for the twelve months ended May 31, 1995

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


DATE: July 11, 1995