Form 10-K405
period 1995-08-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1995-11-21
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1995

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of each exchange
         Title of each Class                 on which registered
         Common Stock                       New York Stock Exchange
         Common Stock Purchase Rights       Pacific Stock Exchange
                                            Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

         Preferred Stock
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of November 3, 1995, 40,917,908 shares of the Company's common stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $1,370,750,000.

         The definitive proxy statement relating to the Annual Meeting of Stockholders to be held on January 31, 1996, is incorporated by reference in
Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

SOUTHWESTERN PUBLIC SERVICE COMPANY

FORM 10-K
For the Fiscal Year Ended August 31, 1995

TABLE OF CONTENTS

Item     Description

PART I

         1       Business
                           General
                           Construction Program
                           Peak Load and Capability
                           Interconnections
                           Fuel Supply and Purchased Power
                           Regulation
                           Environmental Matters
                           Employee Relations
                           Nonutility Businesses
                           Other
                           Statistical Summary
                           Executive Officers of the Registrant
         2       Properties
                           Electric Generating Stations
                           Water Supply
         3       Legal Proceedings
         4       Submission of Matters to a Vote of Security Holders

PART II

         5       Market for Registrant's Common  Equity and Related
                   Stockholder Matters
         6       Selected Financial Data
         7       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
         8       Financial Statements and Supplementary Data
         9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

         10      Directors and Executive Officers of the Registrant
         11      Executive Compensation
         12      Security Ownership of Certain Beneficial Owners and Management
         13      Certain Relationships and Related Transactions

PART IV

         14      Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit 12. Statements re Computation of Ratio of Earnings

PART I

ITEM 1. BUSINESS

GENERAL

         The Company

         Southwestern Public Service Company (the Company) was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Substantially all of its operating revenues were so derived during each of the fiscal years ended August 31, 1995, 1994 and 1993. The Company has two wholly owned subsidiaries, Utility Engineering Corporation (UE) and Quixx Corporation (Quixx). See NONUTILITY BUSINESSES and Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         On August 22, 1995, the Company and Denver-based Public Service Company of Colorado (PSCo) entered into a definitive agreement providing for a "merger of equals" of the two companies. Under the agreement, a registered public utility holding company would be the parent company of the Company and PSCo. See Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information on this business combination. Reference is made to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1995, including the Agreement and Plan of Reorganization and other documents filed as exhibits thereto. The information set forth in this Form 10-K (unless otherwise indicated) does not take into account changes that would result from the merger.

         The Company has called for redemption on December 27, 1995, all of its outstanding Cumulative Preferred Stock which is redeemable by its terms. The Company will also purchase all 2,600 shares of its 14.50% Cumulative Preferred Stock (which is not redeemable by its terms). These 2,600 shares of preferred stock are held by Don Maddox, a director of the Company, as one of two co-personal representatives of the Estate of James M. Murray, Jr., in which Mr. Maddox shares voting and investment power. These shares were acquired by Mr. Murray in connection with the acquisition in 1982 by the Company of the electrical distribution system of Cochran Power and Light Company. This preferred stock purchase is being negotiated. As a consequence, upon the above redemptions and purchase, there will be no shares of Preferred Stock outstanding. However, the Company plans, subject to market conditions, to reissue Preferred Stock in 1996 subsequent to its Annual Meeting of Shareholders (scheduled to be held January 31, 1996) at which holders of its Common Stock will be requested to approve the amendment of the Company's Restated Articles of Incorporation (Articles) with respect to the Preferred Stock so as to modernize such provisions and eliminate covenants imposed thereby. The redemption and purchase of the outstanding Cumulative Preferred Stock is being undertaken for the purpose of facilitating obtaining shareholder approval of the merger of the Company and PSCo and modernizing the Preferred Stock provisions of the Articles. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources.

         Electric service is provided through an interconnected system to a population of about one million in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. The Company provides electric energy to forty-six communities with a population of 2,000 or more, thirty-five in Texas, nine in New Mexico, and one each in Oklahoma and Kansas. Approximately 56% of the Company's operating revenues during fiscal 1995, excluding sales to other utilities, were derived from operations in Texas.

         The Company's sales are made to retail and wholesale customers. Retail sales to ultimate consumers include residential, commercial and industrial customers. Wholesale sales include sales for resale to rural electric cooperatives, and firm and non-firm sales to other utilities. These non-firm, or economy, wholesale sales to other utilities also include sales of interruptible power made under Federal Energy Regulatory Commission (FERC) approved contracts. Firm sales are made under contract to other adjoining utilities while non-firm sales are negotiated on the spot market or sold under the Western Systems Power Pool (WSPP) agreement. See INTERCONNECTIONS. Non-firm sales are made to adjoining and other utilities.

         The production, transportation and processing of oil and natural gas, and chemical, mineral and light manufacturing industries are of prime importance in the area served. Agriculture and the processing of agricultural products, including wheat, cotton, corn, sugar beets and vegetables, and livestock raising and meat processing are industries of economic significance. The area also contains many other diversified industries and commercial enterprises. See STATISTICAL SUMMARY-ELECTRIC REVENUES.

         The Company's largest sales of electric energy are during the summer months when demand reaches a peak. The Company's 1995 maximum hourly net peak system demand of 3,952 megawatts (MW) occurred on July 28, 1995 and was an all-time high peak. The previous maximum net peak of 3,682 MW occurred on July 6, 1994. See PEAK LOAD AND CAPABILITY.

         See REGULATION-Competition and Note (8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information on the changing utility environment.

CONSTRUCTION PROGRAM

         Cash expenditures for the Company's construction program were $94.7 million in fiscal 1995. These expenditures did not include any amounts for the construction of new base load generating facilities.

         The following general discussion of the Company's construction program and related expenditures are for a stand-alone company; that is, without consideration to the proposed merger with PSCo. On that basis, the Company's estimated construction expenditures for the next five years are as follows:

                                    Estimated for fiscal year ending August 31,
                                    1996     1997     1998     1999     2000     TOTAL
                                                    (In Millions)
   Generating facilities            $ 30     $112     $ 80     $ 34     $ 35     $291
   Transmission facilities            30       25       29       26       27      137
   Distribution facilities            30       30       27       31       32      150
   Other                              23       19       17       16       12       87
      Total cash requirements       $113     $186     $153     $107     $106     $665

         The estimates in 1997, 1998 and 1999 for generating facilities include costs for the construction of approximately 400 MW of additional capacity. Such construction plans include a 200 MW natural-gas-fired cogeneration facility to be completed in 1998 at a Phillips Petroleum Company complex near Borger, Texas, and a 198 MW natural-gas-fired combustion turbine to be completed in 1999 at an existing Company plant site. The Company was recently granted a Notice of Intent by the Public Utility Commission of Texas (PUCT) to construct approximately 300 MW of the 400 MW of new capacity.

         PUCT regulations require that a solicitation be conducted before a utility seeks certification of a new generating unit. The goal of this solicitation process is to evaluate and select the most appropriate combination of resources. Pursuant to these regulations, on September 15, 1995, the Company issued a request for proposals (RFP) to seek alternatives to its proposed construction. The Company's solicitation encompasses alternative supply-side options, renewable resources, off-system transactions (primarily purchases), demand-side management programs, and existing customer interruptible load programs. Responses to this RFP are due to a third party evaluator in January 1996.

         The estimates in 1998 and 1999 for transmission facilities include expenditures of $18 million for a 230 KV transmission line to be constructed from Amarillo, Texas to Clovis, New Mexico in order to improve the reliability of the Company's system. Expenditures are also planned to upgrade transmission and distribution lines and substations to preserve reliability and efficiency.

         These estimated expenditures have been prepared for planning purposes as part of the Company's resource planning process (discussed below), and are subject to review and revision. Actual expenditures will vary from these estimates, as they have in the past, due to a number of factors, including regulatory requirements related to the planning and siting of facilities, changes in the rate of inflation, construction scheduling, environmental matters, the cost and availability of funds, the rate of kilowatt-hour (kwh) sales growth and other changes in business conditions, regulation and legislation. The completion of the merger with PSCo could significantly impact these estimates.

         The Company's resource planning process is designed to determine the optimal mix of capacity resources that would reliably meet its load and reserve requirements at the least possible cost, while providing flexibility to respond to uncertainty in the forecasts of load, fuel prices, and financial and other conditions. The Company typically considers its load forecast, demand-side management programs, Southwest Power Pool (SPP) reserve requirements, and new generating unit alternatives, and after consideration of these and any other relevant factors, arrives at a capacity expansion plan which balances cost and system operations.

         During the five fiscal years ended August 31, 1995, the Company had property additions (including work in progress) to utility plant of $437 million and retirements of $43 million. At August 31, 1995, net utility plant was approximately $1.5 billion.

         See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources for information on the Company's estimated capital expenditures and financing program. Also see NONUTILITY BUSINESSES-QUIXX for information on Quixx's investment expenditures.

PEAK LOAD AND CAPABILITY

         Plant capability, peak load, capacity margin and load factor were as follows for the last three fiscal years:

                  Net           Net                                 Net         Net
         Fiscal   Capability    Peak Load    Increase (Decrease)    Capacity    Load
         Year     (MW)          (MW)         Over Prior Year        Margin      Factor

         1995     4,135         3,952*       7.3%                    4.4%       58.4%
         1994     4,062         3,682        9.3                     9.4        61.7
         1993     4,062         3,370        5.1                    17.0        63.6

         *This is an all-time high peak.

         As a member of the SPP, the Company's policy is to maintain a net capacity margin in accordance with SPP criteria. For steam-based utilities, the SPP guideline is a minimum capacity margin of 13%. Because of the high peak load experienced in 1995, the Company's capacity margin was 4.4% for that year. However, through the expansion of an existing interruptible program for irrigation load, the initiation of a new interruptible program for industrial load, purchased power and the consideration of additional capacity on the system, the Company expects to be within the SPP guideline through the remainder of the decade. See CONSTRUCTION PROGRAM.

         During the period 1996 through 2000, the Company currently estimates that its compound annual growth rates will be 2.5% for wholesale sales, excluding non-firm sales, and 2.0% for retail sales. Total kwh sales estimates show a compound annual growth rate of 1.3% for this forecast period. The Company periodically reviews expected growth patterns in its service area and these growth rate estimates are subject to change. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTERCONNECTIONS

         The Company is connected with utilities west of its service territory through two high voltage direct current (HVDC) interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

                                                                       Voltage (kilovolts)
   Location                Interconnecting Utility                     The Company   Other Utility   In-Service Date
   Near Artesia, NM        El Paso Electric Company and
                           Texas-New Mexico Power Company              230*          345             9/84
   Near Clovis, NM         Public Service Company of New Mexico        230*          345             1/85
   Near Oklaunion, TX      Public Service Company of Oklahoma          345           345             6/85
   Near Elk City, OK       Public Service Company of Oklahoma          230           230             5/72
   Near Shamrock, TX       West Texas Utilities                        115           115             7/72
   Near Guymon, OK         West Plains Energy                          115           115             3/63


         *These  are  HVDC   interconnections   owned  by  the   interconnecting
utilities. The Company has scheduling capabilities over these facilities through the WSPP  agreement  and  pursuant to the  agreements  with the  interconnecting utilities described below.

         Transactions with the SPP are handled through interties near Elk City and Guymon, Oklahoma, and Shamrock and Oklaunion, Texas. These interties allow the Company to sell or to purchase energy from the eastern electrical grid. Sales through eastern interties accounted for 2.0% of fiscal 1995 total sales.

         HVDC interconnections link the Company with the western electrical grid of the United States. The Company purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico. Sales through these interties accounted for 4.1% of fiscal 1995 total sales.

         The Company participates in the bulk power market through the WSPP. In fiscal 1995, 2.0% of total sales were due to WSPP bulk power sales.

         Under an agreement which expires in December 1996, the Company is selling 50 MW of firm power to El Paso Electric Company (EPE) through the HVDC interconnection near Artesia, New Mexico. The sale is scheduled to increase to 75 MW in January 1996. For the months of May through August 1995, EPE purchased an additional 70 MW to help meet increased weather-related demand. Additional firm power sales through this HVDC connection to Texas-New Mexico Power Company
(TNP) are made under an agreement with an initial term that expires in 2004. TNP purchased 33 MW of service from September through December 1993, and 66 MW from January 1994 through December 1995. This sale is scheduled to decrease to 59 MW in January 1996. TNP may increase or decrease the contract amount by up to 10% with one year's notice.

         The Company has an interconnection agreement with Public Service Company of New Mexico (PNM) to sell power through the HVDC interconnection near Clovis, New Mexico. Under this agreement PNM purchased 100 MW of interruptible power service through April 1995. Beginning in May 1995, PNM began purchasing 200 MW. The agreement provides that PNM will continue purchasing 200 MW annually thereafter through May 2011 except that they may reduce purchases by 25 MW increments upon written notice given at least three years in advance of each increment reduction. However, the purchase may not be reduced by more than one 25 MW increment in any twelve-month period. PNM has not provided any written notice of intent to reduce its purchases under this agreement.

          Under a firm wholesale power agreement which expires in 2014, the Company has contracted to serve the full requirements load of Cap Rock Electric Cooperative (Cap Rock). Cap Rock began purchasing 15 MW of service on February 1, 1994, and increased to 100 MW in February 1995.

         The Company has entered into an agreement with The Empire District Electric Company (EDE) to sell interruptible wholesale power through the interconnections near Elk City, Oklahoma and Oklaunion, Texas. Under this agreement, which expires in 2001, EDE may purchase available power through December 1995 and will purchase 35 MW in 1996 with such purchases to increase to 45 MW by 1999. Public Service Company of Oklahoma has agreed to wheel such service over its transmission system.

         Interconnection sales for fiscal 1995 through the eastern electrical grid totaled 395,490 MWH, including 303,037 MWH of WSPP sales. Sales through the western electrical grid totaled 820,445 MWH, consisting of 46,595 MWH of firm sales and 773,850 MWH of non-firm sales, including 90,807 MWH of WSPP sales.

FUEL SUPPLY AND PURCHASED POWER

         Fuel Supply

         Approximately 53% of the Company's present generating capacity is fueled by coal, 46% by gas and 1% by inert by-product gases, purchased steam and oil. See PROPERTIES for information about generating plants.

         The Company's actual and anticipated fuel use, as reported in the table below, is based on MMBtu use for generation of electricity excluding non-firm sales. The unpredictability of the non-firm sales market precludes its inclusion as a factor in determining these fuel use projections. These projections do not consider the proposed merger with PSCo.

                     Fiscal      Estimated for fiscal years ending August 31,
         Fuel        1995        1996      1997      1998       1999       2000
         Coal        64.4%       65.4%     65.6%     63.0%      62.1%      61.3%
         Gas         34.8        33.8      33.6      36.2       37.2       37.9
         Other        0.8         0.8       0.8       0.8       0.7         0.8

         Anticipated fuel use is based upon numerous assumptions with respect to, among other things, regulatory requirements relating to cogeneration and environmental protection, load growth, cost and availability of boiler fuels and the extent to which the Company receives and can utilize contracted-for gas, renegotiates present gas contracts and enters into new agreements. Actual fuel mix in future years may vary substantially from these estimates because these assumptions may not be realized.

         Coal

         The Company purchases all of its coal requirements for Harrington and Tolk Stations from TUCO, Inc. (TUCO), a wholly owned subsidiary of Cabot Corporation, in the form of crushed, ready-to-burn coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the Company's boiler bunkers located within the Company's coal-fueled stations where it is processed for burning. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles which are adjacent to the Company's coal-burning generating stations. At August 31, 1995, TUCO's coal inventories at the Harrington and Tolk sites were 723,091 tons and 652,978 tons (approximately 60 days supply), respectively. The Company has agreed to purchase all of the outstanding stock of TUCO from Cabot Corporation for $77 million, subject to certain regulatory approvals. This acquisition is scheduled to be completed in fiscal 1996. See Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         TUCO has long-term contracts with Atlantic Richfield Company (ARCO) for a supply of coal in sufficient quantities to meet all of the Company's needs for Harrington and Tolk Stations. See ITEM 3. LEGAL PROCEEDINGS. Specific coal reserves in the Powder River Basin in Wyoming have been dedicated by ARCO to meet the contract quantities. The coal is transported for TUCO by Burlington Northern Railroad to Harrington Station near Amarillo, Texas, a distance of approximately 896 railroad miles, and by Burlington Northern Railroad and the Atchison, Topeka and Santa Fe Railway Company to Tolk Station near Muleshoe, Texas, a distance of approximately 1,032 railroad miles. Transportation charges make up approximately 51% of the total cost of the coal.

         The coal purchased from TUCO had an average heat content of 8,665 Btu per pound at Harrington Station and 8,660 Btu per pound at Tolk Station for the twelve months ended August 31, 1995. The Company expects that the Btu content of the coal will vary between 8,200 and 9,000 Btu per pound and average 8,700 Btu per pound.

         The low sulfur content of this coal enables the Harrington and Tolk units to operate without the use of flue gas desulfurization scrubbers and to meet current state and federal sulfur dioxide (SO2) emissions requirements. Unit No. 1 at Harrington Station is equipped with an electrostatic precipitator, and Unit Nos. 2 and 3 at Harrington Station and both units at Tolk Station are equipped with fabric filtration systems. These units have historically emitted less than one pound of SO2 per MMBtu of heat input compared to the Environmental Protection Agency (EPA) New Source Performance Standard applicable to these units of 1.2 pounds of SO2 per MMBtu of heat input. See ENVIRONMENTAL MATTERS.

         Natural Gas

         The Company has a number of contracts of short and intermediate terms with various natural gas suppliers operating in gas fields with long life expectancies in or near its service area. In fiscal 1995 these gas contracts allowed the Company to maximize competition between fuel suppliers and helped minimize the Company's fuel cost during volatile market conditions. During this period, the Company had under contract sufficient firm gas to meet all its requirements. However, due to flexible contract terms, approximately 42% of the Company's gas requirements were purchased under spot agreements.

         Oil

         Certain of the Company's generating stations can burn oil in emergency situations. Oil is stored at these stations in sufficient quantities to meet anticipated emergency requirements. These stations have an aggregate capability of 975 MW. Small quantities of oil are also burned for maintenance purposes.

         Cost of Fuel and Purchased Power

         Details of the Company's cost of fuel and purchased power are presented below:

                                                                                      Fiscal year ended August 31,
                                                                                      1995              1994              1993
  Cost of fuel and purchased power (000):
           Coal ............................................................          $250,551          $276,825          $268,001
           Natural gas .....................................................           116,481           123,503           107,126
           Oil (1) .........................................................               119                49                40
           Other (2) .......................................................             2,901             2,830             2,752
           Purchased power .................................................             5,241             4,604             4,969
                    Total fuel and purchased power cost ....................          $375,293          $407,811          $382,888

  Cost of fuel per MMBtu:
           Coal ............................................................            $1.814            $1.801            $1.773
           Natural gas .....................................................             1.631             2.015             2.051
           Oil (1) .........................................................             3.635             3.741             3.233
           Other (2) .......................................................             1.754             1.806             1.812
           Average (excluding purchased power) .............................             1.752             1.862             1.844

  Cost of fuel per net kwh generated:
           Coal ............................................................             1.797             1.788             1.767
           Natural gas .....................................................             1.687             2.118             2.176
           Oil (1) .........................................................             3.784             4.160             3.583
           Other (2) .......................................................              .934              .953              .956
           Average cost of fuel (excluding purchased power) ................             1.749             1.866             1.854
           Average cost of fuel (including purchased power) ................             1.745             1.865             1.854

  Average cost of purchased power per net kwh purchased ....................             1.535             1.829             1.794

  MMBtu of fuel consumed (000)..............................................           211,202           216,576           204,897

         (1) Small quantities of fuel oil are burned for maintenance purposes.
         (2) Includes purchased steam used at CZ-2 plant and hot nitrogen used at CZ-1 plant.

         The average cost of fuel per MMBtu for fiscal 1995 decreased 5.9% to $1.75 when compared to 1994; and for the three months ended August 31, 1995, the average was $1.72. The average cost of fuel per net kwh generated for fiscal 1995 decreased 6.4% to 1.75 cents when compared to last year and for the three months ended August 31, 1995 was 1.73 cents. This decrease in fuel cost per net kwh in fiscal 1995 was primarily the result of decreased gas costs.

         Fuel Cost Recovery

         Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is a part of the Company's rates. If it appears that the factor will materially overrecover these costs, the factor may be reduced upon application by the Company or action by the PUCT. The rule requires refunding overrecovered amounts when they exceed 4% of the utility's annual fuel and purchased power cost, as allowed by the PUCT, if the overcollection is expected to continue. The PUCT periodically examines the Company's fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         The Company is crediting certain wholesale customers' fuel cost with 75% of the margin from coordination energy sales to other utilities and its Texas and New Mexico retail customers with 75% of the margin from non-firm energy sales to other utilities (as approved by regulatory agencies in those jurisdictions). This margin is the difference between the revenues from these sales and incremental costs to generate the power for the sales. Continued coordination and other non-firm energy sales would act to lower the electric bills of these customers; however, the Company cannot predict the extent of such sales. The PUCT staff and intervenors have raised the issue of the percent of sharing of the margins in the current fuel reconciliation proceeding. At this time, the Company cannot determine if the PUCT will alter the sharing arrangement.

REGULATION

         General

         In fiscal 1995, 55.5% of total revenues were derived from sales subject to the jurisdiction of the PUCT and the Texas municipalities served by the Company. The percentages of revenue subject to the jurisdictions of the FERC, the New Mexico Public Utility Commission (NMPUC), and the Oklahoma and Kansas Corporation Commissions (the OCC and the KCC) were 26.9%, 16.3%, 1.1% and 0.2%, respectively.

         The PUCT has jurisdiction over the Company's Texas operations as an electric utility, and original and appellate jurisdiction over its Texas retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The FERC has jurisdiction over the Company's rates for sales of electricity for resale. The NMPUC, the OCC and the KCC have jurisdiction with respect to retail rates and services in their respective states. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes (1) and (9) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The NMPUC and the KCC also regulate the
Company's issuance of securities. The NMPUC also must approve any capital investment by the Company in its subsidiaries and has limited the amount the Company can contribute to Quixx. The amount the Company has currently been authorized to contribute has been fully committed and the Company has an application pending which would allow additional contributions. The OCC also regulates the issuance of securities which are secured by a lien on Company assets located within the State of Oklahoma. The PUCT, NMPUC and KCC must approve the proposed merger with PSCo, and filings were made with these state commissions on November 9, 1995. The books of the Company are kept in accordance with the FERC's Uniform System of Accounts and all of the Company's state jurisdictions have accepted this system.

         Effective October 15, 1993, the Company implemented a Texas retail rate reduction of 2.9%, or approximately $13 million annually. A similar retail rate reduction of 2.9%, or approximately $4.0 million annually, was implemented in New Mexico effective April 1, 1994. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Also, for a general discussion of this and other Company rate matters see Note (9) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         Competition

         The Energy Policy Act of 1992 (EPACT) significantly changed the U.S. energy policy and, together with other changes in regulation, including integrated resource planning, and developing technology, is effecting substantial changes to the electric utility industry. As permitted by the EPACT, the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services. However, the EPACT specifically prohibits FERC mandating transmission service to retail customers.

         The EPACT has stimulated competition in the wholesale electric markets by creating a new class of independent power producers in addition to qualifying facilities (QFs). Revisions to the Public Utility Holding Company Act of 1935 (PUHCA) have allowed both utilities and non-utilities to form independent power production companies called exempt wholesale generators (EWGs), which operate without the restrictions of the PUHCA. EWGs offer alternative sources of power supply to electric utilities across the country. Utilities are often required by state regulation to solicit to purchase power from EWGs, QFs and other utilities before seeking approval to construct new generation of their own. See CONSTRUCTION PROGRAM.

         Operating in this competitive environment will place pressure on utility profit margins and credit quality. Wholesale and industrial customers in some instances are threatening to pursue cogeneration, self-generation, retail wheeling, municipalization, or relocation to other service territories in attempts to obtain price concessions from utilities. Increasing competition has recently resulted in credit rating agencies applying more stringent guidelines when making utility credit rating determinations. However, since the Company is a low-cost producer, competition for wholesale markets and large industrial customers will create opportunities for the Company to compete for new customers and revenues.

         State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. Texas legislation enacted in 1995 recognizes the movement to a more competitive market-place by requiring the PUCT to issue new regulations including: allowance of less than fully costed rates in wholesale and retail markets; recognition of and essentially waiving all Texas utility regulation of EWGs and power marketers; and implementation of transmission access comparable to the owning utility's use of its transmission system for non-FERC regulated utilities. These new regulations are under consideration. The Company believes that these statutory and conforming regulations may result in increased wholesale competition. However, due to the Company's low cost structure, increased wholesale competition is not expected to adversely affect it in the near term and may favorably impact it in the long term.

         The New Mexico legislature rejected retail wheeling proposals; however, it continued post-session committee investigation of the matter. All of the Company's jurisdictions continue to evaluate utility regulations with respect to the competition. The Company believes it is well positioned to take advantage of the movement towards deregulation and competition. The Company's electric rates are among the lowest in the nation for investor-owned utilities, and its service territory is situated at the intersection of the nation's three electrical grids. These low rates permit the Company to compete effectively with other utilities, EWGs and QFs for sales to wholesale customers within and outside the Company's traditional service territory, as well as retain and develop new retail load. Furthermore, the Company, together with its subsidiary UE, is able to construct new generating facilities at a cost low enough to enable it to compete with EWGs and QFs in their efforts to construct generation for sale to wholesale customers or to self-generate their own needs. The Company is also competing with independent power producers in markets through its subsidiary Quixx. See NONUTILITY BUSINESSES.

         In the current regulatory and competitive environments, the Company believes that all of its costs are recoverable through rates. The Company will assess the impact of any changes in business conditions at the time they occur.

         Open Access Transmission Tariffs

         FERC released an open access notice of proposed rulemaking (NOPR) in March 1995 under which utilities will be required to adopt open-access transmission services and affirmed that rules will be established providing for the full-recovery of costs resulting from competitive wholesale power transactions. On May 31, 1995, the Company filed with the FERC comparable open access transmission service tariffs to allow other utilities use of the Company's transmission system. On August 1, 1995, the FERC accepted the proposed tariffs for filing, subject to hearing and refund. Major aspects of the filing have been deferred until the FERC acts on its pending rulemaking on Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities. Ratemaking issues are being addressed in the current transmission service tariff proceeding.

         Market Based Power Sales

         On May 31, 1995, the Company filed with the FERC a tariff to allow the Company to sell wholesale power at market based rates. On September 1, 1995, the FERC accepted the Company's market based power sales tariff, subject to the refund and the final resolution of the Company's comparable open access transmission tariff filing of May 31, 1995. Several intervenors have sought rehearing of the FERC's order accepting the market based power sales tariff for filing.

ENVIRONMENTAL MATTERS

         The   Company's   facilities   are   regulated  by  federal  and  state
environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various Company activities require registrations, permits, licenses, inspections and approvals from these agencies. The Company has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with the environmental standards.

         The Clean Air Act Amendments of 1990 (CAAA) required the Company to undertake a revised permitting program for its existing fossil-fueled plants. Under this permitting program, the Company is paying emissions fees of approximately $800,000 annually to the Texas and New Mexico state air quality agencies. Beginning in the year 2000, Phase II of the CAAA will require more stringent limits on SO2 emissions at the Company's existing fossil-fueled plants. However, current regulations permit compliance with sulfur emissions limitations in the year 2000 by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. Based upon information from the Company's fuel suppliers, the SO2 allowances issued by the EPA approximate the Company's projected SO2 emissions. The Company monitors options to insure that allowances will be sufficient to economically operate the Company's existing plants without significant emission reductions. The CAAA also requires the EPA to develop new oxides of nitrogen (NOx) emission standards for existing and new plants which may be more stringent than the current standards. The Company anticipates being able to comply with Phase II NOx emission standards with no additional material capital cost. The Company continues to monitor the impact that the CAAA may have on the Company.

         Capital expenditures for environmental protection facilities aggregated approximately $4.1 million, $11.6 million, and $4.5 million for fiscal 1995, 1994 and 1993, respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change but the Company has included $11.7 million in its construction program for these expenditures during the five years ending August 31, 2000, of which $2.3 million is for fiscal 1996.

         The Company has not developed any specific site removal and exit plans for its fossil fuel plants or substation sites. Plant removal and exit plans are under development, and when such plans are developed in the future, the Company intends to treat removal and exit costs as a cost of retirement in utility plant and include them in depreciation accruals. An estimated removal cost (based on historical experience) is currently included in depreciation expense.

EMPLOYEE RELATIONS

         The Company had approximately 2,000 utility employees at August 31, 1995. Of these, approximately 900 operating, maintenance and construction personnel are represented by Local Union No. 602, International Brotherhood of Electrical Workers, AFL-CIO. Pursuant to the collective bargaining agreement with this union which expires October 31, 1996, wages increased 3% effective November 1, 1995. The wage increase was also provided to employees not represented by the union. A hiring freeze has been implemented during the merger process. The Company considers its relationship with its employees to be satisfactory.

NONUTILITY BUSINESSES

         Utility Engineering Corporation

         UE is a wholly owned subsidiary formed in 1986. It is engaged in engineering, design, construction management and other miscellaneous services, employing approximately 120 employees. UE's assets at August 31, 1995, were approximately $42.3 million and total revenues for 1995 were $38.5 million. Although the Company continues to be UE's major client, UE is currently involved in a broad array of other projects for nonaffiliate customers, providing general engineering and design services. UE also works jointly with Quixx on cogeneration and waste-to-energy projects.

         Because of the lack of major central station power plant design and construction in the U.S. electric industry, UE is actively seeking other types of plant engineering projects and will continue to broaden its base of customers and diversity of projects. UE is currently the engineer for the Carolina Energy Project near Kinston, North Carolina, in which Quixx is an equity owner, and, during the past twelve months, has performed engineering services for combustion turbine projects near Neuquen, Argentina and Guayaquil, Ecuador. In February 1995, it completed the second phase of a major transmission interconnection between the Company and Cap Rock. Also, in 1995, UE completed turnkey projects in Missouri and Kentucky, the latter being the design and installation of two package steam generation units in which Quixx is an equity owner.

         Since 1993, UE has owned a 39% convertible  preferred stock interest in
S. A. Garza Engineers (SAGE), headquartered in Austin, Texas and, during the year, purchased 12% of the common stock of SAGE. SAGE performs civil engineering and surveying services to a variety of private and government clients in central and south Texas. Additionally, during the year, UE purchased a 49% interest in Vista Environmental Services, LLC, which performs environmental consulting services for both the private and government sectors, primarily in the southwestern United States.

        Quixx Corporation

         Quixx is a wholly owned subsidiary formed in 1986. Its primary business is investing in and developing cogeneration and energy-related projects. Quixx also holds water rights and certain other nonutility assets. Quixx employs approximately 70 employees. Quixx's assets at August 31, 1995, were approximately $86.4 million and total revenues for 1995 were $16.2 million.

         In 1995 Quixx invested $28.3 million in independent power projects and expects to continue to make similar investments in the future dependent upon suitable investment opportunities and the availability of capital. The Company currently has an application pending with the NMPUC to make additional capital contributions to Quixx.

         Quixx holds a 25% limited partnership interest in BCH Energy Limited Partnership (BCH) which is constructing a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. The facility will provide steam to a Du Pont De Nemours & Company (Du Pont) plant near Fayetteville and electric power will be sold to Carolina Power & Light (CP&L). The facility will provide 17 MW of power to the CP&L grid. Commercial operation of the BCH project is currently scheduled to begin in late calendar 1995. Quixx has invested approximately $6.0 million in this project and has agreed to contribute approximately $8.9 million more if additional capital is needed to complete construction. Should additional capital be provided, Quixx's ownership position in this project may be altered. This investment in BCH was funded with a capital contribution from the Company. Quixx Power Services, Inc., a wholly owned subsidiary of Quixx, will be the contract operator of the BCH project.

         Quixx also holds a 95% interest in Vedco Louisville L.L.C., a Delaware limited liability company, which owns a facility consisting of two gas-fired boilers providing steam to a Du Pont plant in Louisville, Kentucky. Quixx's investment of approximately $6.0 million in this facility was funded by a capital contribution from the Company. Commercial operation began in December 1994.

         Quixx Jamaica, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, holds a 99% limited partnership interest in KES Jamaica, L.P. which owns a facility consisting of two oil-fired combustion turbines located in Montego Bay, Jamaica, W.I. The facility receives fuel from Jamaica Public Service Company, Ltd. (JPS) and returns up to 43 MW of power to JPS's grid. Commercial operation began in December 1994. Quixx's investment of approximately $10.8 million in this facility was funded by a capital contribution from the Company.

         Quixx holds a 32 1/3% limited partnership interest, and through Quixx Carolina, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, a 1% general partnership interest in Carolina Energy, Limited Partnership (Carolina) which is constructing waste-to-energy cogeneration facilities in Wilson and Lenoir Counties, North Carolina. The facilities will provide steam to a DuPont plant located near Kinston, North Carolina and up to 5 MW of electric power to the CP&L grid. Quixx's investment of approximately $13.4 million in this facility was funded primarily by a capital contribution from the Company. Quixx Power Services, Inc., a wholly owned subsidiary of Quixx, will be the contract operator for the Carolina project. Commercial operation is scheduled for July 1997.

         Quixx holds a 24.67% limited liability partnership interest, and through Quixx WPP94, Inc., a wholly owned subsidiary of Quixx, a 0.33% general partnership interest in Windpower Partners, 1994, L.P. which constructed a 35 MW wind generation facility in Culberson County, Texas. Electricity from the facility is being provided to the Lower Colorado River Authority and the City of Austin. Quixx has entered into a commitment fee agreement with Kenetech Winpower, Inc. to provide $5.5 million for a pro rata 25% equity interest in the project. Commercial operation began in September 1995.

         Quixx owns and operates Amarillo Railcar Services, a railcar maintenance facility which provides inspection, light and heavy maintenance and storage for unit trains. Quixx also finances sales of heat pumps and continues to market other nonutility goods and services. In addition Quixx has royalty interests in coal and other minerals produced and to be produced from certain New Mexico properties owned by the Pittsburgh and Midway Coal Mining Company. Quixx has entered into an agreement to sell certain water rights to the Canadian River Municipal Water Authority for $14.5 million which would result in an after-tax gain of approximately $7.6 million. The Company expects, but can give no assurance, that this sale would be completed in fiscal 1996.

OTHER

         Golden Spread Electric Cooperative, Inc.

         Golden Spread Electric Cooperative, Inc. (Golden Spread), currently a significant full requirements customer of the Company, is investigating the option of constructing, or purchasing from others, up to 400 MW of its peaking power needs from sources other than the Company beginning in the summer of 1998. The Company is negotiating with Golden Spread to continue to supply their total power needs, resolve outstanding regulatory issues, and build a long term alliance.

         El Paso Electric Company

         EPE, which filed for bankruptcy in January 1992, and Central and South West Corporation (CSW) terminated their merger agreement in June 1995. The Company and EPE electrical systems are interconnected and the Company currently sells wholesale power to EPE. In November 1993, EPE and CSW filed a request with the FERC under Section 211 of the Federal Power Act for an order requiring the Company to transmit power and energy over its transmission system between EPE and Public Service Company of Oklahoma (PSO), a CSW utility subsidiary. In June 1995, the Company filed a motion with the FERC requesting that the Section 211 application be dismissed as moot due to the merger termination and in September 1995 it was dismissed.

         City of Las Cruces

         The City of Las Cruces, New Mexico (the City) is currently seeking to establish a municipal electric utility system by purchase or through condemnation of the EPE facilities serving the City. The bankruptcy court has allowed the City to proceed with the condemnation if it cannot negotiate a purchase of the utility system from EPE.

         In August 1994, the Company and the City entered into a fifteen year contract for the Company to provide all of the wholesale electric power and energy required by the City during the term of the contract if the City establishes a municipal system. The City's wholesale requirements are expected to be approximately 80 MW by 1996, the earliest it is believed service could commence. The contract becomes effective on the acquisition of (i) a distribution system by the City; (ii) the necessary transmission delivery and back-up agreements by the Company; and (iii) the required regulatory approvals by the City and the Company. If the specified events are not completed by July 1, 1998, either the Company or the City has the right to cancel the contract. Under the contract, the rates and charges for service to the City are fixed until January 1, 2001.

         The Company and the City also entered into a System Purchase Option and Rate Agreement in August 1994. That agreement grants the City the option to sell to the Company the electric utility system serving the City (including distribution, subtransmission, and transmission facilities) which the City plans to acquire by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price that would be paid by the Company would be equal to the amount required to retire all unamortized outstanding debt incurred by the City in acquiring the facilities from EPE plus the City's reasonable costs in acquiring the facilities. The agreement provides that the Company will charge a total rate that shall be less than the projected rate to be charged by EPE post-merger and the cost of fuel EPE would bill to its customers. The Company has the right to terminate the agreement if, in the Company's sole discretion, it deems any proposed condemnation award to be excessive, or upon the occurrence of certain other events. The agreement further provides, that if the City abandons or dismisses condemnation proceedings as a consequence of the Company's termination of the agreement, the Company will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order.

         TNP and TUCO

         See Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding the purchase of certain Texas properties from Texas-New Mexico Power Company and the anticipated purchase of TUCO from Cabot Corporation.

STATISTICAL SUMMARY

         Electric Revenues

         Operating revenues attributable to commercial and industrial sales of electric energy accounted for 50% of total operating revenues in fiscal 1995. Selected operating revenues and kwh sales follow:

                                                                                   Fiscal year ended August 31,
                                                                   1995                   1994                   1993
                                                                   Revenue     Kwh        Revenue     Kwh        Revenue     Kwh
  (Dollars In Thousands _ Kwh in Millions)
  Commercial and Industrial:
           Oil and gas related .................................   $137,646    4,117      $146,251    4,217      $143,306    4,130
           Chemical, mineral and other manufacturing ...........     47,579    1,489        49,793    1,477        51,036    1,507
           Petroleum refining ..................................     35,123      978        35,273      941        33,596      905
           Agricultural ........................................     19,545      417        20,199      411        16,613      339
           Feedlots and packing plants .........................      9,592      263         9,589      258         9,590      254
           Irrigation ..........................................     12,118      190        11,370      174         8,771      134

         The  Company's  largest  system  customer  in  fiscal  1995  was  Amoco
Corporation, which purchased 1.0 billion kwh resulting in approximately $31.1 million in revenues.

  Electric Operating Statistics                                                            Fiscal year ended August 31,
                                                                                 1995               1994               1993
  Energy generated and purchased (kwh-000):
           Generated _ net output .......................................        21,159,953         21,609,287         20,378,776
           Purchased and other ..........................................           350,183            253,314            278,485
           Net interchange ..............................................               469                 53                  9
                                      Total .............................        21,510,605         21,862,654         20,657,270
           Company use, lost and unaccounted for ........................        (1,175,029)        (1,459,717)        (1,388,519)
                             Energy generated and purchased, net ........        20,335,576         20,402,937         19,268,751

  Sales (kwh-000):
           Retail:
                    Residential .........................................         2,709,089          2,684,365          2,578,673
                    Commercial ..........................................         2,809,692          2,692,848          2,601,102
                    Industrial ..........................................         7,685,938          7,635,066          7,420,574
                    Other ...............................................           548,012            533,305            519,267
           Wholesale:
                    Rural electric cooperatives .........................         4,682,975          4,157,209          3,680,050
                    Other utilities _ firm ..............................           614,609            768,850            667,804
                    Other utilities _ non-firm ..........................         1,285,261          1,931,294          1,801,281
                                      Total sales .......................        20,335,576         20,402,937         19,268,751

  Electric revenues (000):
           Retail:
                    Residential .........................................          $160,908           $163,614           $159,712
                    Commercial ..........................................           147,764            146,901            145,393
                    Industrial ..........................................           267,842            276,335            272,825
                    Other ...............................................            27,331             27,531             27,290
           Wholesale:
                    Rural electric cooperatives .........................           165,930            147,010            129,069
                    Other utilities _ firm ..............................            29,494             31,644             26,154
                    Other utilities _ non-firm ..........................            31,351             47,150             46,642
           Miscellaneous* ...............................................             4,194              3,956              3,431
                                      Total electric revenues* ..........          $834,814           $844,141           $810,516

           *Includes intercompany revenues

  Customers (end of period):
           Retail:
                    Residential .........................................           300,459            297,853            294,970
                    Commercial ..........................................            54,330             53,489             52,467
                    Industrial ..........................................            11,896             11,422             11,031
                    Other ...............................................               665                656                624
           Wholesale:
                    Rural electric cooperatives .........................                17                 17                 16
                    Other utilities .....................................               157                128                107
                                      Total customers ...................           367,524            363,565            359,215

  Cost per net kwh generated (in cents):
           Operation ....................................................              2.26           2.36           2.36
           Maintenance ..................................................               .14            .13            .13
  Average revenue per kwh sold (in cents):
           Residential ..................................................              5.94           6.10           6.19
           Commercial ...................................................              5.26           5.46           5.59
           Industrial ...................................................              3.48           3.62           3.68
           Wholesale excluding non-firm sales to other utilities ........              3.69           3.63           3.57
           Total sales ..................................................              4.11           4.14           4.21

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                                                        Years
                                                                                                                        Continuous
                           Present  office,  date  elected  thereto,  and                                     Age at    Service with
  Name                     previous title if in current office less than 5 years                              11-1-95   Company

   Bill D. Helton          Chairman of the Board and Chief Executive Officer since 3-1-91;                    57        31
                           President and Chief Executive Officer, 10-23-90 to 3-1-91

  *Coyt Webb               President and Chief Operating Officer, 3-1-91 to 8-31-95;                          59        31
                           Senior Vice President and Chief Operating Officer, 1-9-91 to 3-1-91;
                           Senior Vice President, Controller and Chief Operating Officer, 10-23-90
                             to 1-9-91

   David M. Wilks          President and Chief Operating Officer since 9-1-95;                                48        18
                           Senior Vice President, 1-9-91 to 9-1-95;
                           Vice President, Engineering and Operations, 7-25-89 to 1-9-91

   Doyle R. Bunch II      Executive Vice President, Accounting and Corporate Development                      49        19
                            since 9-25-92;
                          Executive Vice President and Chief Financial Officer, 10-23-90 to 9-25-92

   Kenneth L. Ladd, Jr    Senior Vice President since 1-9-91;                                                 56        34
                          Vice President, Energy and Environment, 1-1-88 to 1-9-91

   John L. Anderson       Vice President, Personnel since 1-11-89                                             61        36

   Robert D. Dickerson    Secretary and Treasurer since 1-13-88                                               46        20

   Gerald J. Diller       Vice President, Rates and Regulation since 7-27-93;                                 61        29
                          Group Manager, Rates and Regulation, 2-1-89 to 7-27-93

   Gary L. Gibson         Vice President, Marketing since 1-1-85                                              53        31

   Henry H. Hamilton      Vice President, Production since 1-14-87                                            57        31

   Carl E. Jeans          Vice President, Management Systems since 1-9-85                                     54        29

   John McAfee            Vice President, Engineering and Operations since 9-1-95;                            50        22
                          Vice President, Panhandle Division and Corporate Communication,
                            2-1-95 to 9-1-95;
                          Vice President, Corporate Services, 7-25-89 to 2-1-95

   *Retired effective August 31, 1995

         None of the above executive officers of the Company are family related.
Officers of the Registrant are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

         There is no arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

ITEM 2. PROPERTIES.

ELECTRIC GENERATING STATIONS

at August 31, 1995

                                                         Maximum                                    Station Totals
                                                         Generator                    Maximum                       Net
                                                         Name-plate                   Generator       Net           Generation
                                                         Rating                       Name-plate      Capability    (Mwh) Fiscal
                                                 Year    (Kilowatts)     Principal    Rating          (Kilowatts)   Year Ended
Generating Station         Location              New     (A)             Fuel         (Kilowatts)     (B)           August 31, 1995

Steam
         Harrington        Near Amarillo, TX     1976     360,000        Coal
                                                 1978     360,000
                                                 1980     360,000                     1,080,000       1,066,000     7,583,071

         Tolk              Near Muleshoe, TX     1982     568,000        Coal
                                                 1985     568,000                     1,136,000       1,080,000     6,380,334

         Jones             Near Lubbock, TX      1971     247,500        Natural gas
                                                 1974     247,500                       495,000         486,000     2,565,626

         Plant X           Near Earth, TX        1952     48,000         Natural gas
                                                 1953     98,000
                                                 1955     98,000
                                                 1964     190,400                       434,400         442,000       747,169

         Nichols           Near Amarillo, TX     1960     113,635        Natural gas
                                                 1962     113,635
                                                 1968     247,500                       474,770         457,000     1,459,737

         Cunningham        Near Hobbs, NM        1957     75,000         Natural gas
                                                 1965     190,400                       265,400         267,000     1,475,139

         Maddox            Near Hobbs, NM        1967     113,636        Natural gas    113,636         118,000       590,305

         CZ-2              Near Pampa, TX        1979     37,440         Purchased steam 37,440          26,000       210,644

         Moore County      Near Sunray, TX       1954     49,000         Natural gas     49,000          48,000         1,885
                   Subtotal, steam .................................................  4,085,646       3,990,000    21,013,910

Other
   Gas Turbine
         Carlsbad          Carlsbad, NM          1968     16,320         Natural gas     16,320          16,000         5,936
         CZ-1              Near Pampa, TX        1964     13,281         Hot nitrogen    13,281          13,000        99,836
         Maddox            Near Hobbs, NM        1976     86,850         Natural gas
                                                 1963     11,500                         98,350          76,000        34,468
         Riverview         Near Borger, TX       1916     25,000         Natural gas     25,000          25,000         4,356

   Diesel Engines
         Tucumcari         Tucumcari, NM         1975     1,000          Diesel
                                                 1959     2,250
                                                 1963     1,000
                                                 1964     3,000
                                                 1968     4,100
                                                 1977     4,800                          16,150          15,000         1,447
                   Subtotal, other..................................................    169,101         145,000       146,043
                      Total, all generating stations................................  4,254,747       4,135,000    21,159,953

    (A)  Pursuant  to  FERC  instructions,   name-plate  ratings  show  the manufacturer's maximum
          generator rating of each unit.
    (B)  Capability as used herein represents the demonstrated  dependable  carrying abilities of the respective stationsduring peak periods as proven under actual operating conditions.

WATER SUPPLY

         The Company has an adequate supply of water for condensing and other purposes at its principal generating stations for the design life of the stations. To ensure future flexibility in the use of these stations beyond their original design lives, the Company is negotiating additional water supplies for certain generating stations. In an effort to conserve the fresh, potable water of the area, the Company purchases for its Harrington and Nichols Stations located near Amarillo, Texas, and its Jones Station located near Lubbock, Texas, an aggregate of approximately 15,000,000 gallons of water per day from sewage treatment plants owned by the respective cities, which it processes to a point which permits its use as cooling tower water. The water is subsequently used for irrigation.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has been named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). The action was served on the Company on February 14, 1994 and it involves a dispute over the interpretation of a clause in a contract between Thunder Basin and TUCO for the supply of coal for use by the Company. The suit sought a determination that there has been a partial repudiation of the agreement by TUCO which has damaged Thunder Basin, and that the Company is liable for that damage as a result of its guarantee of TUCO's performance. Thunder Basin also claimed that the Company interfered with the contract between Thunder Basin and TUCO, causing Thunder Basin damage. The total alleged damages sought by Thunder Basin was in excess of $20 million. The Company denied any liability, and asked the court to determine that its interpretation of the contract was correct.

         Thunder Basin's Wyoming lawsuit in federal court went to trial in late October 1994. On November 1, 1994 the jury returned a verdict in favor of Thunder Basin and against the Company finding that there had been a partial repudiation of the contract and that the Company had interfered with Thunder Basin's contract with TUCO. The jury awarded damages to Thunder Basin of approximately $18.8 million. The Company has appealed the judgement to the Tenth Circuit Court of Appeals and the appeal is progressing.

         The Company, in conjunction with TUCO, has commenced a related case against Thunder Basin and its parent ARCO in state court in Amarillo, Texas (No. 80,280-E, TUCO, Inc. v. Thunder Basin Coal Company). This suit involves some of the same issues of contract interpretation raised in the Thunder Basin Wyoming suit, as well as the Company's claims that it has been overcharged approximately $40 million for coal during the course of the contract. This litigation is proceeding.

         TUCO requested an audit of Thunder Basin's and ARCO's costs and expenses used to calculate the cost escalation under the contracts which supply coal for the Company. Thunder Basin and ARCO filed suit in Wyoming state court (No. 20041, Thunder Basin Coal Company v. TUCO, Inc. and Southwestern Public Service Company) on June 26, 1995, seeking a declaratory judgment of the extent of the information which must be revealed to TUCO under the coal supply contracts. That suit was amended in September 1995 to request a declaratory judgment of the issues pending in the Texas state court litigation.

         Management believes that if a payment must ultimately be made to Thunder Basin it would be recoverable from ratepayers, although any such recovery would be subject to regulatory review. The Company has applied to the FERC for approval to recover, subject to refund, the $18.8 million in potential damages. Intervention has been filed and the matter is pending before the FERC. Management believes that ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

         The Company is involved in ordinary routine litigation incidental to the business which litigation is not considered material. See REGULATION, ENVIRONMENTAL MATTERS and Notes (6), (8) and (9) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information on regulation, environmental and rate matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the Company's 1995 fiscal year to a vote of its security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The principal markets on which the Company's common stock is traded are the New York, Chicago and Pacific Stock Exchanges. The common stock has unlisted trading privileges on the Boston and Philadelphia Stock Exchanges. The table below presents the high and low market prices as reported by the National Quotations Bureau, Inc., and dividend information for the Company's common stock.

                                            Market Price           Dividends
                                            High       Low         Declared
         1995 - Fiscal Quarter Ended:
                  November 30, 1994         $27        $25-1/8     $0.55
                  February 28, 1995          29-3/8     25-7/8      0.55
                  May 31, 1995               29         27-1/4      0.55
                  August 31, 1995            30-3/4     28-5/8      0.55
         1994 - Fiscal Quarter Ended:
                  November 30, 1993         $32-1/2    $29-3/4     $0.55
                  February 28, 1994          31-1/8     27-5/8      0.55
                  May 31, 1994               29-1/4     23-3/4      0.55
                  August 31, 1994            27-1/4     24-1/8      0.55


         The Company declared dividends on its common stock of $2.20 in 1995 and 1994. The Company has agreed with PSCo in the merger agreement that it will not raise its common stock dividend rate without the consent of PSCo. The Company's dividend payout on its common stock was 79% in 1995 and 93% in 1994. At August 31, 1995, the number of holders of record of the Company's common stock was 30,496.

         The Company's Restated Articles of Incorporation (Articles) provide that the Company may not, without the consent of two-thirds in aggregate par value of the preferred stock outstanding, (1) declare any dividends (other than dividends payable in stock junior to the preferred stock) on, or acquire shares of such junior stock unless, after giving effect thereto, the common stock equity, as defined, is at least equal to the involuntary liquidation value of the preferred stock and any stock ranking on a parity therewith or prior thereto; or (2) make any distribution out of capital or capital surplus (other than dividends payable in junior stock) to holders of junior stock, or purchase any junior stock, if thereupon the common stock equity would be below 22% of total capitalization, as defined. If the common stock equity at the end of any fiscal year is less than 25% of total capitalization, the Company must, during the ensuing fiscal year, redeem shares of preferred stock of certain series having an aggregate par value equal to one-quarter of the amount of such deficiency. Dividends on and acquisition of common stock are prohibited during a failure to comply with such obligation. At August 31, 1995, the common stock equity represented approximately 52% of total capitalization.

         The Company has called for redemption and is purchasing all of its currently outstanding Preferred Stock. The Company will seek approval of its Common Shareholders at the Annual Meeting scheduled for January 31, 1996, to amend its Articles to eliminate the current provisions with respect to Preferred Stock, including those described above, and adopt modern, flexible provisions pursuant to which new series would be issued. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources.

         The Company covenants, in the Mortgage pursuant to which First Mortgage Bonds are issued, that it will not declare any dividends (other than dividends payable in its stock) upon its common stock, or make any payment on account of the purchase, redemption or other retirement of, or make any distribution in respect of, any shares of its stock except to the extent that the sum of (1) $1,278,243.59, (2) net income of the Company, as defined, since June 1, 1946, and (3) net proceeds received by the Company from the issue since such date of any shares of its stock (but only up to an amount equal to the aggregate amount of all payments since such date on account of the acquisition of any shares of its stock) shall be (after giving effect to such dividends or distributions) greater than the aggregate amount of dividends declared on all classes of the Company's stock and of all payments made on account of the acquisition of, or distribution in respect of, any shares of its stock since such date. See Note
(4) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         In 1991 the Company adopted a Shareholder Rights Plan, which has been amended so that it is not applicable to the merger with PSCo. See Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        Fiscal year ended August 31,
                                                1995              1994              1993              1992             1991
                                                                 (Dollars In Thousands Except Per Share Amounts)
     Operating revenues                         $  834,083        $  843,448        $  809,753        $  749,154        $  724,825
     Operating income                           $  154,211        $  139,719        $  140,684        $  137,755        $  149,966
     Net earnings                               $  119,477        $  102,168        $  105,254        $  102,987        $  114,836
     Earnings per weighted average common
       share outstanding                             $2.80*            $2.38             $2.43             $2.34             $2.63**
     Dividends per share                             $2.20             $2.20             $2.20             $2.20             $2.20
     Ratio of earnings to fixed charges               5.10              4.76              4.82              4.53              4.67
     Ratio of earnings to fixed charges and
       preferred dividend requirements combined       4.37              4.04              4.01              3.63              3.79
     Return on average common equity                 16.2%             14.1%             14.5%             14.2%             16.2%
     Operating income as a percent of
       operating revenue                             18.5%             16.6%             17.4%             18.4%             20.7%
     Total assets                               $1,909,005        $1,821,235        $1,718,546        $1,705,734        $1,680,709
     Long-term debt and redeemable
       preferred stock***                       $  582,552        $  523,228        $  548,772        $  554,117        $  547,825
     Weighted average common stock outstanding  40,917,908        40,917,908        40,917,908        40,917,908        40,917,908
     Book value per common share                    $17.61            $17.01            $16.84            $16.61            $16.47

           *Includes  a $0.13 increase in earnings per share attributable  to a  change  in the estimated  delivered not billed kwh sales and an $0.11 increase in earnings per share attributable  to a one-time adjustment resulting from settlement of the 1985 FERC rate case with New Mexico wholesale customers.
          **Includes an increase of $0.09 per share attributable to a one-time adjustment resulting from the 1985 FERC rate case.
         ***Includes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         References to "years" in this discussion pertain to the Company's fiscal years which begin September 1 and end August 31. References to "Notes" pertain to the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Operating Revenues and Kilowatt-Hour Sales

         Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in revenues.

                                                                     Increase (Decrease) From Prior Year
                                                                         1995                 1994
                                                                           (Dollars In Thousands)
    Estimated effect on revenues of:
           Variations in kilowatt-hour (kwh) sales*                      $ 19,943             $ 41,537
           Variations in rates                                              9,110              (13,994)
           Variations in fuel and purchased power cost recovery           (22,583)               5,509
                    Subtotal                                                6,470               33,052
           Variations in non-firm kwh sales                               (15,835)                 643
                    Total revenue increase (decrease)                    $ (9,365)            $ 33,695
    Increase in kwh sales* (in millions)                                      579                1,004
    Increase (decrease) in non-firm kwh sales (in millions)                  (646)                 130

         *Comprised  of  retail  and  wholesale  sales  excluding   economy  and
interruptible wholesale (non-firm) kwh sales.

         Variations in Kwh Sales. The revenue increases in 1995 were due primarily to increased kwh sales to rural electric cooperatives (RECs) and retail (ultimate) customers. The increase in REC sales was due primarily to Cap Rock Electric Cooperative (Cap Rock). Sales began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. Accounting adjustments to the estimate of delivered not billed kwh sales also increased kwh revenues by approximately $8.3 million. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month. Increases in 1994 were due largely to increased sales to all classes of customers, but principally RECs. These increases were due in large part to dry, hot weather that favorably impacted agriculture-related sales. The Company expects modest growth in kwh sales (excluding non-firm sales) in 1996, given normal weather conditions. Current estimates of the compound annual growth rates in kwh sales for the five-year period 1996-2000 are 2.5% for wholesale sales (excluding non-firm sales) and 2.0% for retail sales. Last year the Company estimated for the period 1995-1999 that its wholesale sales growth rate would be 3.9% and the retail sales growth rate would be 1.6%. Last year's wholesale growth rate estimate was higher because it included the increase in the Cap Rock load.

         Actual kwh sales by class of customer are shown in the following table:

                                                           1995              1994              1993
                                                                      (Kwh In Millions)
  Retail Sales:
           Residential                                      2,709             2,685             2,579
           Commercial                                       2,810             2,693             2,601
           Industrial                                       7,686             7,635             7,421
           Other                                              548               533               519
               Total Retail Sales                          13,753            13,546            13,120

  Wholesale Sales:
           Rural electric cooperatives                      4,683             4,157             3,680
           Other utilities:
             Firm                                             615               769               668
             Non-firm*                                      1,285             1,931             1,801
               Total Wholesale Sales                        6,583             6,857             6,149
                   Total Sales                             20,336            20,403            19,269

         *Comprised of economy and interruptible sales.

         Variations in Rates. Increased revenues for 1995 resulted primarily from additional demand charge revenues paid by certain wholesale customers. Additionally, a settlement of the 1985 Federal Energy Regulatory Commission
(FERC) rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million which is included in other income) (see Note 9). Revenues attributable to rate changes decreased for 1994 because of the effects of the retail rate reductions in Texas and New Mexico. In Texas reduced rates totaling approximately $13 million annually were implemented October 15, 1993. In New Mexico an approximate $4 million annual reduction, approved in September 1994, became effective April 1, 1994.

         Variations in Fuel and Purchased Power Cost Recovery. Revenues decreased in 1995 due to substantially lower natural gas prices. These revenues increased in 1994 due to greater per unit fuel cost as a result of higher coal costs.

          Fuel and purchased power costs are recoverable in Texas under a Public Utility Commission of Texas (PUCT) rule that provides for a fixed factor (based on known or reasonably measurable fuel costs) to be used for fuel cost collection with final approval of the amount of recoverable fuel cost being determined at the time of a utility's fuel reconciliation proceeding. If reasonably unforeseeable circumstances result in a material under-recovery of fuel costs, the utility may file a petition with PUCT requesting an emergency interim fuel factor. The Company's current fixed factor, set by the PUCT in April 1990, is based on then reasonably predictable fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. Currently the Company has $5.5 million in total overrecovered costs that are comprised of fuel costs totaling $3.7 million and off-system sales margin credits totaling $1.8 million. The Company refunded to its Texas retail customers margin credits on non-firm sales totaling $4.6 million in 1995. The Company is currently in a fuel reconciliation with the PUCT (see Note 9).

         Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydro-electric power from the Northwest and generation from major plants in the West. The decline in non-firm sales in 1995 was due primarily to available power from major western plants and excess hydroelectric power in the Northwest. Mild weather throughout the region, particularly in the winter, also contributed to the decline for the year. Greater non-firm sales in 1994 were due primarily to increased sales to other regional utilities. These sales were curtailed somewhat in the last quarter of 1994 and 1995 because hot weather in the Company's service territory limited the amount of power the Company had available for such sales.

         Operating Expenses and Other Income

         Operating Expenses. Fuel and purchased power expense comprised 55.2% of total operating expenses in 1995 and 58.0% in 1994. Such expenses, when compared to prior years, decreased 8.0% in 1995 and increased 6.5% in 1994. The decrease in 1995 is due primarily to decreased natural gas prices and decreased kwh generation.  The  primary  reason  for  the  rise  in  1994  was  increased  kwh generation.  The fuel cost per net kwh generated was 1.75 cents,  1.87 cents and
1.85 cents in 1995, 1994 and 1993, respectively. The decline in 1995 was due to decreased natural gas prices. The increase in 1994 was due to increased coal costs. Although fuel costs are expected to rise marginally throughout 1996, the Company plans to mitigate any such increases through the purchase of lower-priced gas on the open market and under short-term contracts, as well as using low-priced coal purchased on the spot market for generation of off-system sales.

         Operating expenses, excluding fuel and purchased power, increased 2.9% in 1995 and 3.4% in 1994. The increase in 1995 was due primarily to increased federal income taxes as a result of larger taxable income. The increase in 1994 was due primarily to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 7). Additionally, "Taxes other than property and income taxes" were higher in 1994 because a one-time Texas franchise tax refund lowered such taxes in 1993. This refund was a result of the Company amending its returns for 1988 through 1991 to utilize accelerated instead of straight-line depreciation to determine taxable capital. In 1995 and 1994 cost-reduction and cost-control measures were implemented throughout the Company in an effort to mitigate the financial impact of retail rate reductions that resulted in lowering the level of increases in certain operating expenses. Additionally, lower depreciation rates, approved in Texas and New Mexico retail jurisdictions in conjunction with the rate cases to lower base rates, caused depreciation expense to be approximately $2.9 million lower in 1994 than it would have been under the previous rates. Property additions caused increased property taxes in 1995 and school finance reform in Texas resulted in property tax increases in 1994. Although property taxes are expected to continue to increase in 1996, the rate of increase is expected to decline. The Company has a hiring freeze in effect during the merger process (see Note 2). The Company's expenses in 1995 and 1994 were not significantly impacted by inflation.

         Other Income. Other income increased 150.7% in 1995 and decreased 45.1% in 1994. The $4.3 million increase in 1995 is due primarily to approximately $3.0 million of interest on the rate case settlement with New Mexico wholesale customers and greater subsidiary earnings. The write-off in 1994 of nonrecurring items caused the decline in such income in 1994. These nonrecurring items included $2.8 million of engineering and design costs of a previously planned generating facility and contractual costs associated with other generation studies. Also included was $0.6 million of business development costs related to a generation project in the state of Missouri. Also contributing to the decrease in 1994 was a $1.4 million reduction in the equity portion of allowance for funds used during construction (AFUDC) due to reduced rates. Somewhat offsetting the effects of the nonrecurring expenses and lower AFUDC was a $1.5 million increase in subsidiary income. Subsidiary operations contributed approximately 13 cents per share to earnings in 1995 and 8 cents in 1994.

         Earnings

         Operating income and earnings applicable to common stock increased in 1995 due primarily to greater sales to RECs, the change in estimate of delivered not billed kwh ($5.4 million or 13 cents per share) and the rate settlement with wholesale customers in New Mexico ($4.5 million or 11 cents per share). Operating income and earnings declined in 1994 due to increased operating expenses. In 1994 the favorable effects of increased kwh sales and lower preferred stock dividends were mitigated by retail rate reductions, nonrecurring expenses, and lower AFUDC. Assuming normal weather conditions, earnings for the 1996 fiscal year are expected to remain relatively level. A favorable resolution of the 1985 FERC rate case with Texas wholesale REC customers could materially improve 1996 earnings. Quixx has entered into an agreement to sell certain water rights to the Canadian River Municipal Water Authority for $14.5 million which would result in an after-tax gain of approximately $7.6 million. The Company expects, but can give no assurance, that this sale would be completed in fiscal 1996.

         The Company's average common equity for the years 1995, 1994 and 1993 was $708.5 million, $692.5 million and $684.2 million, respectively. The rate of return on average common equity for these years was 16.2%, 14.1% and 14.5%, respectively. The components of such return are presented as follows:

                                                       1995         1994        1993
    Components of Return on Average Common Equity:
       Rate-related income                             13.5%        13.5%       13.6%
       Subsidiary and other income                      1.0           .4          .5
       Allowance for funds used during construction      .3           .2          .4
       New Mexico wholesale settlement                   .6            -           -
       Delivered not billed adjustment                   .8            -           -
           Total                                       16.2%        14.1%       14.5%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC were $94.7 million, $91.8 million and $92.3 million in 1995, 1994 and 1993, respectively. During 1995 the Company generated substantially all of its capital requirements for such purposes internally. Also in 1995, Quixx invested $28.3 million in independent power projects and expects to continue to make such investments in the future dependent upon suitable investment opportunities and the availability of capital. Estimated construction expenditures excluding AFUDC are $112.9 million for 1996 and $665 million for the five-year period 1996-2000. In 1996 the anticipated purchase of TUCO, Inc.
(TUCO) from Cabot Corporation and certain Texas properties purchased from Texas New Mexico Power Company (TNP) will result in additional cash requirements of approximately $106 million (see Note 2). The portion of cash requirements to be provided by internally generated funds cannot be accurately forecast, but the Company expects that it will be approximately 40% in 1996 (including TNP and TUCO), and approximately 55% for the five-year period 1996-2000. The Company's estimates of capital needs, particularly those related to construction, and generation of internal funds are subject to review and revision, and may vary substantially from the foregoing. During the period 1996-2000, the Company will be required to retire $105 million of long-term debt, comprised of $15 million First Mortgage Bonds (Bonds), 5.70% Series due 1997 and $90 million Bonds 6.875% Series due 1999.

         In addition, as discussed under BUSINESS-General, the Company has called for redemption as of December 27, 1995, all of its outstanding Preferred Stock which is redeemable by its terms and will purchase all of the outstanding 2,600 shares of its 14.50% Cumulative Preferred Stock which is not redeemable by its terms. As a consequence, following the redemptions and purchase, there will be no shares of Preferred Stock outstanding. The Company will seek approval of the holders of its Common Stock at its Annual Meeting to be held on January 31, 1996, to amend its Articles relating to the Preferred Stock in order to provide for updated provisions and eliminate covenants imposed by the current provisions. The aggregate redemption price of the outstanding shares of stock which are to be redeemed is approximately $75 million, including accrued dividends. The purchase price of the non-redeemable 14.50% Cumulative Preferred Stock is being negotiated. The Company plans to finance the redemption and purchase of the Preferred Stock with the use of short-term borrowings, which would be repaid subject to market conditions with the issuance of new Preferred Stock following the Annual Meeting in January 1996 or with the issuance of Bonds during 1996. The estimates set forth in the preceding paragraph do not include the issuance of securities to obtain the funds required for the Preferred Stock redemptions and purchase. The Company currently contemplates the sale of other Preferred Stock, Common Stock and Bonds during the five-year period 1996-2000 in connection with the financing of its construction program and retirement of Bonds.

         In August 1994 the Company entered into a forward interest rate swap agreement in anticipation of redeeming its $25 million principal amount of 13-1/2% pollution control revenue bonds with a new issuance of variable rate pollution control revenue bonds. Such bonds are not redeemable until October 1, 1996 (see Note 4).

         The Company has effective a shelf registration under which a remaining aggregate of $130 million of First Mortgage Bonds and Cumulative Preferred Stock may be issued (a maximum of $40 million of Preferred Stock is issuable thereunder). At August 31, 1995, the Company maintained committed bank lines of credit aggregating $128 million, of which the Company had no borrowings outstanding at fiscal year-end.

OTHER MATTERS

         Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers, and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services. Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets (see Note 8). In partial response to these changing conditions, the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving shareholder and regulatory authority approvals. The two utilities are working toward a completion date in the fall of 1996 (see Item 1. BUSINESS-General and Note 2). The foregoing discussions of the Company's results of operations and liquidity and capital resources do not take into account any changes that could arise as a result of the Merger.



         The foregoing discussion and analysis by management is intended to provide a summary of information relevant to an assessment of the financial condition and results of operations of the Company and should be read together with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in order to arrive at a more complete understanding of such matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Southwestern Public Service Company:

         We have  audited  the  accompanying  consolidated  balance  sheets  and
statements  of  capitalization  of  Southwestern   Public  Service  Company  and
subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of earnings, common shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in Notes 1 and 7 to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions to conform with Statements of Financial Accounting Standards No. 109 and No. 106, respectively.



DELOITTE & TOUCHE LLP


Dallas, Texas
October 10, 1995

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Southwestern Public Service Company:

         We have audited the accompanying consolidated statements of earnings, common shareholders' equity and cash flows of Southwestern Public Service Company and subsidiaries for the year ended August 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Southwestern Public Service Company and subsidiaries for the year ended August 31, 1993, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


Amarillo, Texas
October 8, 1993

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated Balance Sheets
August 31, 1995 and 1994

                                                                                                1995                  1994
                                                                                                       (In Thousands)
Assets
Utility Plant:
           Utility plant in service                                                             $ 2,366,435           $ 2,280,126
           Accumulated depreciation                                                                (854,015              (794,102)
                    Net plant in service                                                          1,512,420             1,486,024
           Construction work in progress                                                             31,026                22,590
                    Net utility plant                                                             1,543,446             1,508,614
  Nonutility Property and Investments                                                                70,087                41,868
  Current Assets:
           Cash and temporary investments                                                            36,860                20,782
           Accounts receivable, net                                                                  73,262                69,357
           Accrual for unbilled revenues                                                             28,626                21,318
           Materials and supplies, at average cost                                                   21,647                18,238
           Prepayments and other current assets                                                      10,734                 8,555
                    Total current assets                                                            171,129               138,250
  Deferred Debits                                                                                   124,343               132,503
                             Total Assets                                                       $ 1,909,005           $ 1,821,235

  Capitalization and Liabilities
  Capitalization (See Consolidated Statements of Capitalization):
           Common shareholders' equity                                                          $   720,752           $   696,172
           Preferred stock                                                                           72,680                72,680
           Long-term debt                                                                           582,276               506,487
                    Total capitalization                                                          1,375,708             1,275,339
  Current Liabilities:
           Short-term debt                                                                               -                 14,994
           Current maturities of long-term debt                                                         276                16,741
           Accounts payable                                                                          12,187                12,301
           Liability for refunds to customers                                                         5,969                 3,804
           Interest accrued                                                                           9,067                 8,799
           Fuel and purchased power expense accrued                                                  40,164                40,884
           Taxes accrued                                                                             39,757                30,359
           Dividends payable on common stock                                                         22,505                22,505
           Other current liabilities                                                                 39,843                35,092
                    Total current liabilities                                                       169,768               185,479
  Deferred Credits:
           Deferred income taxes                                                                    344,794               339,456
           Unamortized investment tax credits                                                         6,053                 6,303
           Other                                                                                     12,682                14,658
                    Total deferred credits                                                          363,529               360,417
  Commitments and Contingencies
                    Total Capitalization and Liabilities                                        $ 1,909,005           $ 1,821,235

See accompanying notes to consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated Statements of Capitalization
August 31, 1995 and 1994

                                                                                          1995                1994
                                                                                              (In Thousands)
Common Shareholders' Equity:
         Common stock, $1 par value, authorized 100,000,000 shares in 1995 and
                  1994; outstanding 40,917,908 shares in 1995 and 1994                    $  40,918           $ 40,918
         Premium on capital stock                                                           306,376            306,376
         Retained earnings                                                                  373,458            348,878
                           Total common shareholders' equity                               $720,752           $696,172
Cumulative Preferred Stock:
         Preferred stock,   $25   par   value,   authorized   3,000,000   shares;
                  outstanding 920,000 shares in 1995 and 1994
         Preferred stock,   $100  par   value,   authorized   2,000,000   shares;
                  outstanding 496,800 shares in 1995 and 1994

              Par          Shares           Redemption
Series        Value        Outstanding      Price
Redemption not required:
 4.36%        $ 25          80,000          $ 25.50                                        $   2,000          $  2,000
 4.40           25         120,000            25.50                                            3,000             3,000
 5.00           25         120,000            25.50                                            3,000             3,000
 8.88           25         600,000            26.05                                           15,000            15,000
 3.70          100          22,410           104.50                                            2,241             2,241
 4.15          100          42,590           116.50                                            4,259             4,259
 3.90          100          20,000           103.50                                            2,000             2,000
 4.40          100           9,200           102.00                                              920               920
 4.25          100          10,000           101.00                                            1,000             1,000
 4.60          100          20,000           101.00                                            2,000             2,000
 4.75          100          20,000           102.00                                            2,000             2,000
5-5/8          100          50,000           103.00                                            5,000             5,000
 6.50          100         100,000           101.50                                           10,000            10,000
 8.00          100         200,000           101.00                                           20,000            20,000
14.50          100           2,600           Not redeemable                                      260               260
            Total preferred stock                                                          $  72,680          $ 72,680

See accompanying notes to consolidated financial statements.                                        Continued . . .

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated Statements of Capitalization, Continued
August 31, 1995 and 1994

                                                                                       1995              1994
                                                                                            (In Thousands)
Long-Term Debt:
         First Mortgage Bonds:
                   Rate             Maturity

                   4-5/8%           February 1995                                            -            $   16,000
                   5.70             February 1997                                       $ 15,000              15,000
                   7-1/4            July 2004                                            135,000             135,000
                   8-1/4            July 2022                                             40,000              40,000
                   6.875            December 1999                                         90,000              90,000
                   8.20             December 2022                                        100,000             100,000
                   8.50             February 2025                                         70,000                 -
                                    Unamortized debt discount, net                        (1,418)             (1,510)
                          Total first mortgage bonds                                     448,582             394,490

Pollution control  obligations,  securing Red River Authority Pollution
  Control Revenue Bonds, net:

                   Series           Rate              Maturity

          Not collateralized by First Mortgage Bonds:
                   1991             adjustable       July 2011                            44,500              44,500
          Collateralized by First Mortgage Bonds:
                   1979             6-1/2%           March 2004                           25,000              25,000
                   1979             6-5/8            March 2009                           32,300              32,300
                   1981             13-1/2           October 2001                         25,000              25,000
         Funds held and invested by Trustee                                                  (55)                (98)
                         Total pollution control obligations, net                        126,745             126,702
         Other long-term debt                                                              7,225               2,036
                         Total long-term debt, including current maturities              582,552             523,228
         Current maturities                                                                 (276)            (16,741)
                         Total long-term debt                                         $  582,276          $  506,487

         Total Capitalization                                                         $1,375,708          $1,275,339

See accompanying notes to consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated Statements of Earnings
For the years ended August 31, 1995, 1994 and 1993
                                                                                1995        1994         1993
                                                                            (In Thousands, Except Per Share Amounts)

  Operating Revenues                                                            $834,083    $843,448     $809,753
  Operating Expenses:
           Operation:
                    Fuel                                                         370,052     403,207      377,919
                    Purchased power                                                5,241       4,604        4,969
                    Other                                                        107,467     107,295      103,401
           Maintenance                                                            29,039      28,276       27,392
           Depreciation and amortization                                          61,069      60,551       61,348
           Taxes other than property and income taxes                             19,122      19,471       15,828
           Property taxes                                                         24,009      22,468       21,548
           Income taxes                                                           63,873      57,857       56,664
                             Total operating expenses                            679,872     703,729      669,069
  Operating Income                                                               154,211     139,719      140,684
  Other Income, Net:
           Allowance for equity funds used during construction                       229         559        1,923
           Income taxes                                                           (3,775)       (531)      (1,004)
           Other, net                                                             10,746       2,844        4,312
                             Total other income, net                               7,200       2,872        5,231
  Interest Charges:
           Interest on long-term debt                                             40,644      37,881       38,992
           Allowance for borrowed funds used during construction                  (2,463)     (1,044)        (876)
           Other interest                                                          3,753       3,586        2,545
                             Total interest charges                               41,934      40,423       40,661
  Net Earnings                                                                   119,477     102,168      105,254
           Dividends and premiums on cumulative preferred stock                    4,878       4,878        6,009
  Earnings Applicable to Common Stock                                           $114,599    $ 97,290     $ 99,245

  Weighted Average Shares Outstanding                                             40,918      40,918       40,918

  Earnings per Common Share                                                        $2.80       $2.38        $2.43

  Dividends Declared per Common Share                                              $2.20       $2.20        $2.20


See accompanying notes to consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated  Statements  of Common  Shareholders'  Equity  For the years  ended
August 31, 1995, 1994 and 1993

                                                          Shares of    Amount of      Premium
                                                          Common       Common         on Capital     Retained
                                                          Stock        Stock          Stock          Earnings       Total
                                                                                  (In Thousands)

  Balance at August 31, 1992                              40,918       $ 40,918       $306,172       $332,383       $679,473

  Net earnings                                               -              -             -           105,254        105,254
  Redemption of cumulative preferred stock                   -              -              204           (383)          (179)
  Dividends declared:
           Cumulative preferred stock                        -              -             -            (5,626)        (5,626)
           Common stock, $2.20 per share                     -              -             -           (90,020)       (90,020)
  Balance at August 31, 1993                              40,918         40,918        306,376        341,608        688,902

  Net earnings                                               -              -             -           102,168        102,168
  Dividends declared:
           Cumulative preferred stock                        -              -             -            (4,878)        (4,878)
           Common stock, $2.20 per share                     -              -             -           (90,020)       (90,020)
  Balance at August 31, 1994                              40,918         40,918        306,376        348,878        696,172

  Net earnings                                               -              -             -           119,477        119,477
  Dividends declared:
           Cumulative preferred stock                        -              -             -            (4,878)        (4,878)
           Common stock, $2.20 per share                     -              -             -           (90,019)       (90,019)
  Balance at August 31, 1995                              40,918       $ 40,918     $ 306,376        $373,458       $720,752

See accompanying notes to consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Consolidated  Statements of Cash Flows
For the years ended August 31, 1995, 1994 and 1993

                                                                                        1995            1994            1993
                                                                                                     (In Thousands)

  Operating Activities:
           Cash received from customers                                                 $ 824,103       $ 851,602       $ 782,358
           Cash paid to suppliers and employees                                          (510,319)       (536,618)       (499,964)
           Interest paid                                                                  (42,090)        (39,569)        (42,742)
           Income taxes paid                                                              (50,088)        (47,126)        (41,614)
           Taxes other than income taxes paid                                             (41,898)        (41,388)        (39,156)
           Other operating cash receipts and payments, net                                  9,819          12,751           8,224
                             Net cash provided by operating activities                    189,527         199,652         167,106
  Investing Activities:
           Construction expenditures                                                      (94,662)        (91,788)        (92,315)
           Nonutility property and investments                                            (28,219)        (12,763)         (3,429)
                             Net cash used in investing activities                       (122,881)       (104,551)        (95,744)
  Financing Activities:
           Issuance of long-term debt                                                      76,204               _         190,000
           Retirement of long-term debt                                                   (16,880)        (25,544)       (177,315)
           Change in short-term debt                                                      (14,994)         14,994               _
           Redemption of cumulative preferred stock                                             _               _         (27,345)
           Dividends paid (common and preferred)                                          (94,898)        (94,898)        (95,645)
                             Net cash used in financing activities                        (50,568)       (105,448)       (110,305)
  Net Increase (Decrease) in Cash and Temporary Investments                                16,078         (10,347)        (38,943)
  Cash and Temporary Investments at Beginning of Year                                      20,782          31,129          70,072
  Cash and Temporary Investments at End of Year                                         $  36,860       $  20,782       $  31,129

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities:
  Net earnings                                                                           $119,477        $102,168        $105,254
  Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                                   61,069          60,551          61,348
           Deferred income taxes and investment tax credits                                 9,467          11,314          13,633
           Allowance for equity funds used during construction                               (229)           (559)         (1,923)
  Cash flows impacted by changes in:
           Accounts receivable                                                             (3,905)          4,080         (14,273)
           Accrual for unbilled revenues                                                   (7,308)          2,304             161
           Materials and supplies                                                          (3,409)         (1,495)           (167)
           Accounts payable                                                                  (114)          1,071             854
           Fuel and purchased power expense accrued                                          (720)           (306)          8,748
           Taxes accrued                                                                    9,398           4,612           3,833
           Liability for refunds to customers                                               2,165           2,768         (12,380)
           Other, net                                                                       3,636          13,144           2,018
                    Net cash provided by operating activities                            $189,527        $199,652        $167,106

See accompanying notes to consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Notes To Consolidated Financial Statements
August 31, 1995

(1) Nature of Operations and Summary of Significant Accounting Policies

GENERAL

         Southwestern Public Service Company (the Company) is principally engaged in the generation, transmission, distribution and sale of electric energy. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the Public Utility Commission of Texas (PUCT), the New Mexico Public Utility Commission (NMPUC), the Oklahoma Corporation Commission and the Kansas Corporation Commission.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Utility Engineering Corporation (UE) and Quixx Corporation and subsidiaries (Quixx). UE is primarily engaged in engineering, design and construction management. Quixx invests in cogeneration projects and holds water rights and certain other nonutility assets. The aggregate net earnings of UE and Quixx of $5,216,000, $3,335,000 and $1,868,000 in 1995, 1994 and 1993, respectively, are included in net other income in the Consolidated Statements of Earnings. All significant intercompany transactions and balances are eliminated in consolidation.

UTILITY PLANT

         Utility plant is stated at the historical cost of construction, which includes labor, materials, an allowance for funds used during construction and indirect charges for such items as engineering, supervision and general administrative costs. Maintenance, repairs and minor replacements are charged to operating expense; major replacements and betterments are capitalized.

         The cost of depreciable units of utility plant retired or disposed of in the normal course of business is eliminated from utility plant accounts and such cost plus removal expenses and less salvage value is charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

         The provision for depreciation is computed on a straight-line method at rates based on the estimated service lives and salvage values of the several classes of depreciable property as indicated by periodic depreciation studies. Depreciation as a percentage of average depreciable cost was 2.86% in 1995, 2.83% in 1994 and 2.96% in 1993.

OPERATING REVENUES

         Electric rates include estimates of fuel costs incurred by the Company in the generation or purchase of electricity. Differences between amounts collected and allowable costs are recorded as over/underrecovered fuel and purchased power costs in accordance with ratemaking policies of regulatory authorities. Such overrecovered fuel and purchased power costs are reflected as liability for refunds to customers in the accompanying consolidated financial statements.

         Included in operating revenues is an estimate of revenues for electric services provided but not billed. In 1995 the Company made accounting adjustments to the estimate of delivered not billed kwh sales which increased operating revenues by approximately $8,300,000 and net income by approximately $5,400,000, or 13 cents per share.

DEFERRED DEBITS

Losses on Early Retirements of Debt

         Losses on early retirements of debt refinanced by new lower coupon debt issues are amortized on a straight-line basis over the lives of the new issues. Losses on early debt retirements not refinanced by new issues are amortized on a straight-line basis over the remaining original lives of the retired debt. Amortization of such amounts is included in other interest charges in the Consolidated Statements of Earnings. The unamortized balances of losses on early retirements of debt are approximately $21,262,000 and $22,766,000 as of August 31, 1995 and 1994, respectively (see Note 4).

Debt Premium, Discount and Expense

         Expenses incurred in connection with the issuance of long-term debt, and premiums and discounts relating to such debt, are being amortized or accreted on a straight-line basis over the lives of the respective issues.

Other Assets

         Included in deferred debits are other assets that are expected to benefit future periods and certain costs that, for rate making purposes, are recorded as deferred charges and amortized over periods allowed by regulatory authorities.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

         The allowance for funds used during construction (AFUDC) is designed to allow the Company to capitalize the net composite interest and equity costs of capital funds used to finance plant additions during construction periods and does not represent current cash income. Established regulatory rate practices permit the Company to recover these costs in future periods by fixing rates to include a fair return on, and a recovery of, these capital costs through their inclusion in the rate base and cost of service. The composite rates used for AFUDC were 6.5% in 1995, 6.2% in 1994 and 9.9% in 1993. Such rates reflect semiannual compounding.

INCOME TAXES

         On September 1, 1993, the Company adopted, on a prospective basis, as required by the FERC, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates applicable to the differences between the financial statement amounts and the tax bases of existing assets and liabilities.

          Statement 109 requires the Company to recognize deferred income tax liabilities for the temporary differences including cumulative unrecognized timing differences as well as certain new items such as the equity portion of AFUDC and unamortized investment tax credits. Certain provisions of Statement 109 provide that regulated enterprises are permitted to recognize adjustments resulting from the adoption of Statement 109 as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers through future rates. Accordingly, the Company recorded additional deferred income tax liabilities and corresponding regulatory assets of approximately $78,000,000 in 1994. The adoption of Statement 109 did not have a material effect on results of operations.

         Investment tax credits have been deferred and are being amortized to income over the life of the related property.

CASH FLOWS

         The Company uses the direct method of presentation for cash flows from operating activities. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company records such investments at cost which approximates market value.

EARNINGS PER COMMON SHARE

         Earnings per share of common stock is computed for each year based upon the weighted average number of common shares outstanding. The effect of stock awards and options outstanding under the Company's 1989 Stock Incentive Plan is not significant (see Note 7).

         The Company has a Shareholder Rights Plan (the Rights Plan) designed to ensure that all shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Rights Plan, each shareholder holds one right for each share of the Company's common stock held of record. Each right entitles the holder to purchase one share of the Company's common stock for $70 in the event a person or group acquires 10% or more of the Company's common stock. Under certain circumstances, the holders of the rights will be entitled to purchase common shares of the Company at one half of the current market price. In addition, any time after a person or group acquires 10% or more of the Company's outstanding common shares, the board of directors may, at its option, exchange part or all of the rights for shares of common stock of the Company. The Company will be entitled to redeem the rights for $0.01 per right at any time until the tenth day following a public announcement of the acquisition of 10% of its common shares. The rights expire in 2001, unless earlier redeemed or exchanged by the Company, and have no effect on operating results or earnings per share. This Rights Plan has been amended to provide that the merger agreement with Public Service Company of Colorado (PSCo) will not trigger the provisions of the Rights Plan.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value amounts of certain financial instruments included in the accompanying Consolidated Balance Sheets as of August 31, 1995 and 1994 are as follows:

                  The fair values of cash and temporary investments approximate the carrying amount because of the short maturity of those instruments.

                  The estimated fair values of long-term debt and preferred stock are based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock are as follows:

                                               1995                             1994
                                 Carrying Amount   Fair Value     Carrying Amount   Fair Value
                                                       (In Thousands)
    Long-term debt               $582,276          $579,924       $506,487          $518,290
    Preferred stock              $ 72,680          $ 61,382       $ 72,680          $ 56,970

         The fair values of other financial instruments for which estimated fair values have not been presented are not materially different than the related book values.

         The fair value estimates presented herein are based on pertinent information available to management as of August 31, 1995 and 1994. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

NEW ACCOUNTING STANDARDS

         In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that rate-regulated enterprises recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The adoption of Statement 121, which will be required in 1997, is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(2) Merger and Acquisitions

MERGER WITH PUBLIC SERVICE COMPANY OF COLORADO

         The Company and Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company, which will be the parent company for the Company and PSCo. The transaction is subject to various conditions, including receipt of the approval of the shareholders of the Company and PSCo, as well as the approval of or the taking of other action by the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, and the state public utility commissions in Texas, Colorado, New Mexico, Wyoming, and Kansas.

         The Merger, with a targeted completion date in the fall of 1996, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

         Upon completion of the Merger, holders of the Company and PSCo common stock will receive 0.95 of one share and one share of the new holding company common stock, respectively, for each share of stock held. As of August 4, 1995, the Company and PSCo had 40,917,908 and 63,109,140 shares, respectively, of common stock outstanding. Based on that number of shares outstanding and the conversion ratios, the Company and PSCo shareholders would own 38.1 percent and
61.9 percent, respectively, of the common equity of the new holding company. The debt (including mortgage bonds) and preferred stock outstanding at the time of the effectiveness of the Merger will remain outstanding debt and preferred stock of the Company.

         The board of directors of the new holding company will consist of six and eight current directors of the Company and PSCo, respectively.

ACQUISITION OF TNP PROPERTIES

         On December 6, 1994, the Company signed a definitive agreement with Texas-New Mexico Power Company (TNP) for the purchase of certain Texas properties located in the Panhandle area for $29.2 million. These Panhandle area properties are located in the cities of Spearman, Perryton, Booker, Follett, Higgins and Darrouzett located in Hansford, Ochiltree and Lipscomb counties. The purchase was completed September 15, 1995, and added approximately 7,300 customers. Rates in the affected communities were immediately reduced by 10% and other rate decreases will follow over a ten-year period until the new customers are at the same rates as the Company's other customers in its Texas service area. In June 1995 the Company received approval from the PUCT to commence retail electric service to the Panhandle area properties. Cost recovery of the purchase amount in excess of book value of approximately $14,000,000 was allowed by FERC and the PUCT through a rate surcharge over a ten-year period. This purchase will not have a significant impact on results of operations of the Company.

ACQUISITION OF TUCO, INC.

         The Company has agreed to purchase TUCO, Inc. (TUCO), a wholly owned subsidiary of Cabot Corporation, for $77,000,000 subject to regulatory approval and other conditions. TUCO owns the coal inventory maintained at the Company's Harrington and Tolk generating stations. It also administers contracts with coal mines, railroads and the coal-handling operator at the two coal-fueled power plants. This purchase is expected to lower fuel costs. Regulatory approval is expected in 1996.

(3) Short-Term Debt

                                          Weighted                                                    Weighted
Category of              Balance at       Average      Maximum Amount        Average Amount           Average
Short-term               End of           Interest     Outstanding           Outstanding              Interest Rate
Borrowings               Year             Rate         During the Year (A)   During the Year (B)      For the Year (C)
                                                    (Dollars In Thousands)
1995:
Notes payable to banks     -                -          $ 8,000               $   679                  6.25%
Commercial paper           -                -           66,826                16,548                  5.78

1994:
Notes payable to banks     -                -          $59,000               $21,025                  4.15%
Commercial paper         $14,994          4.79%         29,886                 5,021                  4.49

         (A) Maximum amount outstanding at any month-end for the year.
         (B) The  average  amount  outstanding  for the period was  computed  by dividing the total of daily outstanding principal balances by 365.
         (C) The weighted  average  interest rate during the period was computed by dividing actual interest  expense by the average  short-term debt outstanding for the period.

         Unsecured   borrowings  permitted  under  bank  lines  of  credit  were
$128,000,000 in 1995 and $70,000,000 in 1994.

(4) Capitalization

CUMULATIVE PREFERRED STOCK

         The Company is limited in the amount of preferred stock that it can issue by certain restrictions contained in the Restated Articles of Incorporation (Articles). As a condition to the issuance of additional shares of preferred stock, the Articles require that net earnings, as defined, for 12 consecutive calendar months within the 15 immediately preceding calendar months, must be at least 1.5 times the annual interest requirements on funded debt, as defined, plus annual dividend requirements on preferred stock (or any stock ranking on a parity). Such ratio for the year ended August 31, 1995, was 3.34. The Articles also limit the amount of restricted indebtedness, as defined, that may be issued or assumed by the Company without the consent of the holders of two-thirds of the aggregate par value of the preferred stock outstanding. Under this limitation approximately $379,000,000 of additional restricted indebtedness could have been issued or assumed as of August 31, 1995. Such limitation would also prevent the issuance of bonds against property additions unless, after giving effect to the use of the proceeds from such issuance, such restricted indebtedness limitation is met.

         In the event of voluntary liquidation of the Company, holders of the cumulative preferred stock have a preference to the extent of amounts payable on redemption plus accrued dividends, and in the event of involuntary liquidation, to the extent of par value plus accrued dividends.

         The 7-5/8% and 9.68% series cumulative preferred stock were redeemed from the proceeds of the December 1992 issuance of First Mortgage Bonds (see LONG-TERM DEBT below).

LONG-TERM DEBT

         First Mortgage Bonds (Bonds) issued under the Indenture of Mortgage and Deed of Trust dated August 1, 1946, as supplemented and amended (Mortgage), are secured by substantially all of the Company's utility plant. The Mortgage limits the maximum principal amount of Bonds that may be outstanding thereunder to $3,000,000,000 and contains provisions relating to the restriction of the payment of dividends on common stock. At August 31, 1995, approximately $949,000 of total retained earnings of $373,458,000 was so restricted.

         The Company is limited in the amount of Bonds that it can issue by certain restrictions contained in the Mortgage. The Mortgage permits the issuance of Bonds against 60% of certain property additions, against certain retired Bonds or against deposited cash. Property additions and retired Bonds available for the issuance of Bonds were approximately $335,000,000 and $115,300,000, respectively, at August 31, 1995, which would permit issuance of $316,300,000 of additional Bonds. Substantial amounts of property additions are used by the Company to satisfy a maintenance fund covenant and improvement fund obligations under the Mortgage. The Mortgage also provides that, with certain exceptions, additional Bonds may not be issued unless net earnings, as defined, are at least twice the annual interest requirements on all Bonds outstanding and then to be issued and on all prior lien indebtedness. Such ratio for the year ended August 31, 1995, was 5.53.

         In February 1995 the Company retired $16,000,000 of Bonds, 4-5/8% Series due 1995 and in February 1994 retired $25,000,000 of Bonds, 4-1/2% Series due 1994.

         In February 1995 the Company issued $70,000,000 of additional Bonds of 8.50% Series due 2025. The proceeds from these Bonds were applied primarily to the retirement of short-term debt.

         In December 1992 the Company issued $190,000,000 of additional Bonds consisting of $90,000,000 of 6.875% Series due 1999 and $100,000,000 of 8.20%
Series due 2022. The proceeds from these Bonds were applied to the redemption of outstanding Bonds as follows: (i) 8.45% Series due 2001, (ii) 7-5/8% Series due 2002, (iii) 8-3/8% Series due 2007, and (iv) 9-1/8% Series due 2016, and also cumulative preferred stock as follows: (i) 82,960 shares of 7-5/8% preferred stock and (ii) 170,000 shares of 9.68% preferred stock. In connection with this redemption, the Company incurred a loss of approximately $10,575,000, including redemption premiums of $9,315,000; $10,192,000 of such loss was deferred and is being amortized over the lives of the new issues and $383,000 relating to the preferred stock was charged to retained earnings (see Note 1).

         The Red River Authority of Texas has issued certain obligations, based on long-term installment sale agreements executed by the Company, that relate to the pollution control facilities installed at the Company's coal-fueled generating units. The Company's payments under the pollution control obligations are pledged to secure the Red River Authority Pollution Control Revenue Bonds.

         In August 1994 the Company entered into a forward interest rate swap agreement in anticipation of redeeming its $25,000,000 principal amount of 13-1/2% pollution control revenue bonds with a new issuance of variable rate pollution control revenue bonds. The 13-1/2% bonds are not redeemable until October 1, 1996. The interest rate swap will commence in September 1996 on a $25,000,000 notional amount which, in effect, fixes the interest rate on the bonds to be issued at 6.435%. The swap agreement may be terminated by the Company at any time or by the other party, upon the occurrence of specified events. If terminated, the Company may be required to make a payment or may receive a payment to settle any gains or losses resulting from the termination. The amount of any settlement, which could be substantial, is dependent upon market interest rates at the time of settlement. If the forward interest rate agreement had been terminated at August 31, 1995, the Company would have been required to pay approximately $3,765,000; however, the Company would then have received the benefit of an interest rate lower than 6.435% on the bonds to be issued. The Company is exposed to interest rate risk in the event of nonperformance by the other party to the swap agreement; however, the Company does not anticipate nonperformance by the counter party.

         The trust indenture for the 1991 Series of pollution control obligations permits the Company to choose between various interest rate options, including the option to convert to a fixed rate. Currently, the interest rate is adjusted weekly and as of August 31, 1995 and 1994, the interest rate was 3.45% and 3.15%, respectively.

         The 1991 Series may be subject to tender for purchase at the option of the holder and will be subject to mandatory tender at certain times. The Company entered into a credit agreement with a bank to provide liquidity support in connection with the optional and mandatory tenders. The Company has also entered into a remarketing agreement to provide for the remarketing of any tendered bonds. The credit agreement is scheduled to expire on July 1, 1997. Based upon the Company's intent and ability to remarket such obligations, the 1991 Series obligations have been classified as long-term debt.

         Aggregate maturities of long-term debt for each of the years in the five-year period subsequent to August 31, 1995, are as follows: 1996, $276,000; 1997, $15,176,000; 1998, $229,000; 1999, $0; and 2000, $90,000,000. Sinking fund and improvement fund requirements are not significant.

(5) Income Taxes

         The components of income tax expense (benefit) for the years ended August 31, 1995, 1994 and 1993 are as follows:

                                                          1995                  1994                  1993
                                                                           (In Thousands)
 Taxes on operating income:
           Federal - current                              $ 51,594              $ 43,878              $ 41,385
           Federal - deferred                               10,671                12,387                13,766
           Investment tax credits                             (250)                 (250)                 (250)
           State - current                                   1,858                 1,842                 1,763
                                                            63,873                57,857                56,664
  Taxes on other income:
           Federal - current                                 4,703                 1,354                   887
           Federal - deferred                                 (954)                 (823)                  117
           State - current                                      26                     -                     -
                                                             3,775                   531                 1,004
                    Total income taxes                    $ 67,648              $ 58,388              $ 57,668

         The provisions (credits) for deferred income taxes that arise from temporary differences between financial and tax reporting for the years ended August 31, 1995, 1994 and 1993, are as follows:

                                                                                     1995              1994              1993
                                                                                                 (In Thousands)
  Deferred income taxes on operating income:
                   Depreciation differences                                          $ 12,205          $ 10,856          $  9,650
                   Liability for refunds to customers                                  (1,848)             (186)            4,257
                   Losses on reacquisition of long-term debt                             (439)             (439)            2,125
                   Postretirement benefits other than pensions                             (2)             (761)               -
                   Other                                                                  755             2,917            (2,266)
                       Subtotal                                                        10,671            12,387            13,766
  Deferred taxes on other income                                                         (954)             (823)              117
                       Total deferred income taxes                                   $  9,717          $ 11,564          $ 13,883

         Total income tax expense for the years ended August 31, 1995, 1994, and 1993 differs from the amounts computed by applying the statutory federal tax rates (35% in 1995 and 1994, 34.67% in 1993) to earnings before income taxes for the following reasons:

                                                                                 1995                1994                1993
                                                                                                  (In Thousands)
  Statutory federal income tax expense                                           $ 65,494            $ 56,194            $ 56,485
  Increase (decrease) due to:
           State income taxes                                                       1,225               1,197               1,146
           Tax exempt interest and dividends                                          (93)                (83)               (148)
           Amortization of investment tax credits                                    (250)               (250)               (250)
           Property-related differences                                             2,602               2,562               2,274
           Dividends paid on EIP shares                                            (1,118)               (640)               (655)
           Other                                                                     (212)               (592)             (1,184)
                    Actual income tax expense                                    $ 67,648            $ 58,388            $ 57,668

                    Effective tax rate                                              36.2%               36.4%               35.4%

         Property-related differences increase income tax expense due primarily to the reversal of depreciation and basis differences.

         The significant components of the Company's deferred tax assets and liabilities, which are reflected net in the accompanying Consolidated Balance Sheets at August 31, 1995 and 1994, are as follows:

                                                                                                      1995                1994
                                                                                                            (In Thousands)
  Deferred Tax Assets:
           Current:
                    Over (under) recovered fuel revenue                                               $  2,365            $    517
                    Liability for refunds to customers                                                      -                  672
                             Total current assets                                                        2,365               1,189

           Noncurrent:
                    Employee benefit plans                                                               3,068               1,344
                    Interest on pollution control obligations                                            1,812               1,821
                    Avoided cost method of capitalized interest                                          1,942               1,942
                    Contributions in aid of construction                                                 2,172               2,172
                    Deferred compensation                                                                3,578               2,941
                    Unamortized investment tax credits                                                   3,398               3,541
                    Deferred promotional cost                                                            4,624               4,397
                    Other                                                                                2,880               4,424
                             Total noncurrent assets                                                    23,474              22,582

                             Total deferred tax assets                                                $ 25,839            $ 23,771

  Deferred Tax Liabilities:
                    Differences related to depreciation                                               $260,744            $248,606
                    Capitalized construction costs                                                      28,954              36,015
                    Previously unrecognized temporary differences
                      net of the tax rate adjustment of previously
                      normalized temporary differences                                                  51,581              50,925
                    Losses on reacquisition of long-term debt                                            6,345               6,784
                    Other                                                                               20,644              19,708

                             Total deferred tax liabilities                                           $368,268            $362,038

(6) Commitments, Contingencies and Financial Guarantees

SYSTEM PURCHASE OPTION

         The Company and the City of Las Cruces, New Mexico (the City) entered into a System Purchase Option and Rate Agreement in August 1994, which grants the City the option to sell to the Company the electric utility system serving the City (including distribution, subtransmission, and transmission facilities), which the City plans to acquire from El Paso Electric Company (EPE) by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price which would be paid by the Company would be equal to the amount required to retire all outstanding debt incurred by the City in acquiring the facilities plus the city's reasonable costs in acquiring the facilities. The Company has the right to terminate the agreement if, in the Company's sole discretion, it determines that any proposed condemnation award is excessive or upon the occurrence of certain other events. The agreement also provides that, if the City abandons or dismisses condemnation proceedings as a consequence of the Company's termination of the agreement, the Company will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order.

FUEL PURCHASE COMMITMENTS

         In the ordinary course of business, the Company has made substantial commitments with respect to the purchase of coal and natural gas for use as fuel in its generating units. To provide fuel for its coal-fueled generating units, the Company has various long-term commitments with TUCO for the purchasing and processing of coal which is delivered to the Company's coal bunkers in the form of crushed, ready-to-burn coal. The commitments include the use of rail coal cars, unloading facilities and related services. Such commitments in 1995 dollars for the remaining term of the contract are approximately $1,756,000,000. The contracts for coal supply, transportation and other services expire in 2001, 2002 and 2016, respectively.

         In May 1995 the Company agreed to purchase TUCO from Cabot Corporation for $77,000,000 (see Note 2).

FINANCIAL GUARANTEES

         In connection with an agreement for the sale of electric power, the Company guaranteed certain obligations of a customer totaling $48,000,000. These obligations relate to the construction of certain utility property, that in the event of default by the customer, would revert to the Company. In connection with a Quixx investment, Quixx has provided a financial guarantee totaling $8,900,000 to fund any construction cost overruns and other project contingencies. Should additional funds be provided, Quixx's ownership position in that project may be altered.

ENVIRONMENTAL MATTERS

         The   Company's   facilities   are   regulated  by  federal  and  state
environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. The Company has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with environmental standards.

         Beginning in the year 2000, the Clean Air Act Amendments of 1990 (CAAA) Phase II will require more stringent limits on SO2 emissions at the Company's existing fossil-fueled plants. However, current regulations permit compliance with sulfur emissions limitations in the year 2000 by using SO2 allowances allocated to plants by the Environmental Protection Agency (EPA), using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. Based upon information from the Company's fuel suppliers, the SO2 allowances issued by the EPA approximate the Company's projected SO2 emissions. The Company monitors options to ensure that allowances will be sufficient to economically operate the Company's existing plants without significant emission reductions. The CAAA also requires the EPA to develop new oxides of nitrogen (NOx) emission standards for existing and new plants which may be more stringent than the current standards. The Company anticipates being able to comply with Phase II NOx emission standards with no additional material capital cost. The Company continues to monitor the impact that the CAAA may have on the Company.

         Capital expenditures for environmental protection facilities aggregated approximately $4,100,000, $11,600,000, and $4,500,000 for 1995, 1994 and 1993,
respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change but the Company has included approximately $11,700,000 in its construction program for these expenditures during the five years ending August 31, 2000, of which approximately $2,300,000 is for 1996.

         The Company has not developed any specific site removal and exit plans for its fossil fuel plants or substation sites. Plant removal and exit plans are under development, and when such plans are developed in the future, the Company intends to treat removal and exit costs as a cost of retirement in utility plant and include them in depreciation accruals. An estimated removal cost (based on historical experience) is currently included in depreciation expense.

THUNDER BASIN LAWSUIT

         The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). Thunder Basin's Wyoming lawsuit in federal court went to trial in late October 1994. On November 1, 1994 the jury returned a verdict in favor of Thunder Basin and against the Company finding that there had been a partial repudiation of the contract and that the Company had interfered with Thunder Basin's contract with TUCO. The jury awarded damages to Thunder Basin of approximately $18,800,000. The Company has appealed the judgment to the Tenth Circuit Court of Appeals and the appeal is progressing.

         Management believes that in the event a payment is ultimately required to be made to Thunder Basin it would be recoverable from ratepayers, although any such recovery would be subject to regulatory review. Management believes that the ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

OTHER

         The Company is a defendant in various claims and legal actions, primarily workers' compensation, contractual matters and general liability lawsuits, all arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(7) Employee Benefit Plans

DEFINED BENEFIT PLANS

         The Company has a noncontributory defined benefit retirement plan (the Retirement Plan) which provides retirement and certain other benefits to its officers and employees. The Company's policy is to fund the accrued costs of the Retirement Plan. Assets of the Retirement Plan consist primarily of U.S. government and agency obligations, bonds and common stocks (including 586,236 shares of common stock of the Company with an estimated fair market value of $17,587,080 as of August 31, 1995).

         Additionally, the Company has a noncontributory defined benefit supplemental retirement income plan (the Supplemental Plan) for qualifying executive personnel. The Supplemental Plan is unfunded, and benefits due under the plan are paid out of the Company's general funds.

         Net periodic pension cost for the Retirement and Supplemental Plans, as determined using the projected unit credit actuarial cost method for the years ended August 31, 1995, 1994 and 1993, is presented below:

                                                                             1995             1994            1993
                                                                                          (In Thousands)
 Net periodic pension cost:
    Service cost for benefits earned during the period                       $  6,606         $  6,394         $ 5,863
    Interest cost on projected benefit obligation                              19,563           18,444          17,958
    Actual return on plan assets                                              (37,912)           2,729         (39,868)
    Net amortization and deferral                                              12,840          (26,806)         17,401
           Net periodic pension cost                                         $  1,097         $    761         $ 1,354

         The funded status of the Retirement and Supplemental Plans and amounts recognized in the Company's Consolidated Balance Sheets as of August 31, 1995 and 1994 is presented below:

                                                                                        1995                        1994
                                                                                           Supplemental                Supplemental
                                                                              Retirement   Retirement     Retirement   Retirement
                                                                              Plan         Plan           Plan         Plan
                                                                                                  (In Thousands)
         Actuarial present value of benefit obligations:
                    Vested benefit obligation                                 $ 190,848    $ 5,749        $ 185,267    $ 5,207
                    Nonvested benefit obligation                                 13,139      1,255           12,406      1,357
                             Accumulated benefit obligation                   $ 203,987    $ 7,004        $ 197,673    $ 6,564

           Plan assets at fair value                                          $ 306,783          -        $ 283,408          -
           Projected benefit obligation                                        (253,793)   $(7,421)        (245,028)   $(7,276)
                    Plan assets in excess of (less than) projected
                      benefit obligation                                         52,990     (7,421)          38,380     (7,276)
           Unrecognized prior service costs                                       1,320        330            1,455        372
           Unrecognized net loss (gain) from past experience                    (36,847)     1,520          (18,803)     2,270
           Additional minimum liability                                               -     (2,112)              -      (2,867)
           Unrecognized transition obligation (asset)                           (24,508)       679          (28,071)       938
                             Accrued pension liability                        $  (7,045)   $(7,004)       $  (7,039)   $(6,563)

         The current and noncurrent  portions of the accrued  pension  liability
are  included  in  other  current   liabilities  and  other  deferred   credits,
respectively, in the accompanying Consolidated Balance Sheets.

         The assumed discount rate and the rate of increase in compensation levels used in determining the actuarial present value of the projected benefit obligations were 8% and 6%, respectively. The expected long-term rate of return on plan assets was 8%. Plan assets and liabilities are valued each year using a measurement date of June 30.

HEALTH AND WELFARE BENEFIT PLANS

         The Company provides health care and life insurance benefits to its active and retired employees through various health and welfare benefit plans. In 1994 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106). Statement 106 requires accrual of postretirement benefits other than pensions (primarily group term life insurance, medical and dental benefits provided to retired employees) during the years an employee provides services. Statement 106 also requires employers to recognize the costs of benefits already earned by active employees as of the date of adoption of Statement 106 (the Transition Obligation).

         The accrual of postretirement costs was comprised of: (1) the portion of the expected postretirement benefit obligation attributable to employee service during the period, (2) amortization of the Transition Obligation and (3) interest costs associated with the unfunded accumulated obligation for future benefits. An assumed discount rate of 8% was used to develop the associated interest costs. The assumed health care cost trend rate used to measure the expected cost of benefits was 12% for 1995 and was assumed to diminish to a level of 5.5% in 2007 and thereafter. The Transition Obligation of approximately $58,000,000 is being amortized over a 20-year period. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation (APBO) at August 31, 1995, by approximately $8,000,000 and other postretirement benefits cost for 1995 by approximately $900,000.

         These postretirement costs have historically been included in rates when paid. Federal and state agencies that regulate the Company have issued guidelines permitting recovery of such additional costs on an accrual basis. In Texas and New Mexico, which represent approximately 72% of the Company's revenues, the Company was permitted in its rate settlements to recover the additional costs. The Company is required to deposit the amounts included in Texas and New Mexico rates in an irrevocable external trust dedicated to the payment of these postretirement benefits. In remaining jurisdictions, the Company is permitted to recognize regulatory assets for the difference between any amounts recorded currently and those required under Statement 106. At August 31, 1995 and 1994, deferred debits in the Consolidated Balance Sheets include $2,500,000 and $1,700,000, respectively, that represent the future revenues expected to be realized at the time the additional postretirement benefits are included in the Company's rates.

         The Company's net periodic postretirement benefits cost other than pensions for the years ended August 31, 1995 and 1994, including amounts capitalized, were comprised of the following components:

                                                                                 1995                1994
                                                                                       (In Thousands)
  Service cost for benefits earned during the period                             $ 1,213             $ 1,280
  Interest cost on the APBO                                                        4,843               4,715
  Actual return on plan assets                                                      (723)               (134)
  Net amortization and deferral                                                    2,476               2,138
           Net postretirement benefits cost                                      $ 7,809             $ 7,999

         The funded status for other postretirement benefits and amounts recognized by the Company at August 31, 1995 and 1994, is presented below:


                                                                             1995                1994
                                                                                    (In Thousands)
  APBO:
       Retirees                                                              $ 40,210            $ 38,721
        Fully eligible active employees                                          2,307               2,619
        Other active employees                                                  22,753              22,139
                 Total APBO                                                   $ 65,270            $ 63,479

  Plan assets at fair value                                                   $ 17,129            $ 10,342
  APBO                                                                         (65,270)            (63,479)
        APBO in excess of plan assets                                          (48,141)            (53,137)
  Unrecognized net loss                                                         (2,671)               (374)
  Unrecognized Transition Obligation                                            48,138              50,812
                 Accrued postretirement benefits cost                         $ (2,674)           $ (2,699)


         The Company's cost of providing other postretirement benefits in 1993, which was recognized on a "pay-as-you-go" basis, was approximately $2,280,000.

DEFINED CONTRIBUTION PLANS

         The Company has an Employee Stock Ownership Plan and a 401(k) plan. Total contributions to the plans by the Company for the years ended August 31, 1995, 1994 and 1993 were approximately $1,469,000, $983,000 and $993,000, respectively. Effective March 1, 1995, the plan assets of the Employee Stock Ownership Plan and 401(k) plan were combined into one plan called the Employee Investment Plan.

OTHER BENEFIT PLANS

         The Company's 1989 Stock Incentive Plan provides for awards of share options and restricted shares, and delivery of shares in certain cases. The number of shares of common stock of the Company registered in connection with this plan is 800,000, the maximum amount that may be awarded prior to July 25, 1998.

         Stock options have been awarded to key employees under the 1989 Stock Incentive Plan. Options granted under the plan have an exercise price equal to the fair market value of the common stock on its award date. At August 31, 1995, there were 22 participants in the plan. Options generally become exercisable evenly over nine years and expire ten years after the date of the grant.

                                                                                             Number of Options
                                                          1995 Price Range        1995              1994             1993
        Summary of stock option activity:
                 Outstanding - beginning of year          $28.63-$33.31           70,724            74,816               -
                 Granted                                            -                  -             5,645           74,816
                 Exercised*                               $       33.31             (245)           (6,581)              -
                 Canceled or expired                      $       30.81           (2,720)           (3,156)              -
                 Outstanding - end of year                $28.63-$33.31           67,759            70,724           74,816


                 Exercisable                              $28.63-$33.31            9,345             1,348               -

         *The price of options exercised in 1994 was $30.81.

         At August 31, 1995, approximately 81,200 restricted shares of common stock have been awarded to employees, generally subject to a ten-year vesting requirement. The cost of shares awarded are charged to expense over a ten-year period based on the fair market value at date of award.

         The Company has a Directors' Deferred Compensation Plan under which directors of the Company or its subsidiaries may elect to defer the distribution of all or a percentage of the annual retainer or meeting fees, or both, otherwise currently payable to such directors.

(8) Competitive Environment and Regulatory Assets and Liabilities

         Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers, and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services.

         The changing regulatory environment has stimulated competition in the wholesale electric markets by creating a new class of independent power producers. Revisions to the Public Utility Holding Company Act of 1935 (PUHCA) have allowed both utilities and non-utilities to form independent power production companies called exempt wholesale generators (EWGs), which operate without the restrictions of the PUHCA. EWGs offer alternative sources of power supply to electric utilities across the country. Utilities are often required by state regulation to solicit to purchase power from nonutility power producers and other utilities before seeking approval to construct new generation of their own.

         Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. Texas legislation enacted in 1995 recognizes the movement to a more competitive marketplace by requiring the PUCT to issue new regulations including: allowance of less than fully costed rates in wholesale and retail markets; recognition of and essentially waiving all Texas utility regulation of EWGs and power marketers; and implementation of transmission access comparable to the owning utility's use of its transmission system for non-FERC regulated utilities. The Company believes that these statutory and conforming regulations may result in increased wholesale competition. However, due to the Company's low cost structure, increased wholesale competition is not expected to adversely affect it in the near term and may favorably impact it in the long term.

         The New Mexico legislature rejected retail wheeling proposals; however, it continued post-session committee investigation of the matter. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition.

         The Company currently applies accounting standards that recognize the economic effects of rate regulation. Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future rates. If rate recovery of generation-related and other costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the Company.

         Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of August 31, 1995 and 1994, are as follows:

                                                                   1995             1994
                                                                       (In Thousands)
  Regulatory assets:
           Income taxes                                            $ 83,286         $ 89,114
           Deferred refinancing costs                                21,262           22,766
           Deferred costs related to a development project            4,921            6,038
           Deferred employee benefit costs                            4,310            4,325
           Other                                                      4,110            5,720
                    Total                                          $117,889         $127,963

  Regulatory liabilities:
           Deferred investment tax credits                         $  6,053         $  6,303
           Deferred fuel revenue                                      5,969            1,961
           Rate case refund                                              -             1,844
                    Total                                          $ 12,022         $ 10,108

         As of August 31, 1995, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years. Under current rates, the Company is recovering approximately
$8,000,000 of regulatory costs per year. Based on prior and current rate treatment of such costs, management believes it is probable that the Company will continue to recover from ratepayers the regulatory assets described above.

         In July 1995 the Company negotiated a settlement with the PUCT and various intervenors. As part of this agreement, the Company is required to perform certain demand side management activities and is allowed to defer the costs of these activities and include them in rate base and cost of service in future PUCT proceedings.

(9) Rate Matters

         The Company may effect changes in its rates only as approved by the regulatory authorities governing its jurisdictions. Amounts ultimately realized will differ from amounts approved because kilowatt-hour sales and other factors will vary from those approved in the rate proceedings.

         A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments (see Item 1. Business Fuel Supply and Purchased Power). On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995 and the Commission staff has recommended some disallowances which the Company opposes and which are subject to final ruling by the PUCT. The Company's management is unable to predict the ultimate outcome; however, they believe the final determination of this matter will not significantly affect consolidated financial results.

         On December 19, 1989, the FERC issued its final order regarding the 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994 the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas- New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2,800,000. In a settlement with the Company's New Mexico cooperative customers the Company received approximately $7,000,000, including interest. The FERC approved this settlement in July 1995. Resolutions with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative have not been reached. The Company cannot reasonably estimate the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve 1996 consolidated earnings.

10) Quarterly Operating Results (Unaudited)

         The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's operating results for the periods indicated.

                                                                            Quarter Ended
                                                11-30-94            2-28-95             5-31-95             8-31-95
                                                                 (In Thousands, Except Per Share Amounts)
  1995
  Total kilowatt-hours sold                     4,732,246           4,467,149           5,035,896           6,100,285
  Operating revenues                            $ 187,216           $ 181,848           $ 205,187           $ 259,832
  Operating income                                 30,088              27,785              36,037              60,301
  Net earnings                                     21,169              18,677              26,429              53,202
  Earnings applicable to common stock              19,950              17,457              25,210              51,982
  Earnings per common share                           .49                 .43                 .62                1.26*

                                                11-30-93            2-28-94             5-31-94             8-31-94
                                                             (In Thousands, Except Per Share Amounts)
  1994
  Total kilowatt-hours sold                     4,855,254           4,672,110           4,747,315           6,128,258
  Operating revenues                            $ 203,071           $ 189,392           $ 196,173           $ 254,812
  Operating income                                 33,857              26,369              29,054              50,439
  Net earnings                                     26,045              17,371              19,779              38,973
  Earnings applicable to common stock              24,826              16,151              18,560              37,753
  Earnings per common share                           .61                 .39                 .45                 .93

         *Includes an increase of $0.13 attributable to a change in the estimated delivered not billed kwh sales (see Note 1) and an increase of $0.11 attributable to a one-time adjustment resulting from the 1985 FERC rate case
(see Note 9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.

         As previously reported on Form 8-K dated April 27, 1993, the Company notified its certifying accountants, KPMG Peat Marwick LLP (KPMG), that the client-auditor relationship between the Company and KPMG was terminated effective with the completion of the 1993 financial audit. Additionally, the Company announced its new certifying accountants, DELOITTE & TOUCHE LLP, to serve as independent accountants for the fiscal year 1994 and 1995. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

         KPMG's report on the Company's financial statements for the 1993 fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the 1993 fiscal year and up to the audit completion date, there were no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make a reference to the subject matter of the disagreements in connection with its reports.

         None of the "reportable events" described under Regulation S-K, Item 304(a)(1)(v), occurred within the Company's two most recent fiscal years.

         During the 1993 fiscal year, prior to their appointment as certifying accountants, the Company did not consult DELOITTE & TOUCHE LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

ITEM 11. EXECUTIVE COMPENSATION.*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

         To the knowledge of the Company, no person is the beneficial owner of more than 5% of any class of the Company's voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

         *The information required by Items 10, 11, 12 and 13 with respect to directors and officers to the extent not set forth under Item 1 of Part I in this Form 10-K (pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K) under "Executive Officers of the Registrant," is set forth in the Company's proxy statement for its Annual Meeting of Shareholders to be held January 31, 1996, which is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS
      Independent Auditors' Reports
      Consolidated Balance Sheets as of August 31, 1995 and 1994
      Consolidated Statements of Capitalization as of August 31, 1995 and 1994 Consolidated Statements of Earnings for the years ended August 31, 1995,
        1994 and 1993
      Consolidated Statements of Common Shareholders' Equity for the years ended August 31, 1995, 1994 and 1993
      Consolidated Statements of Cash Flows for the years ended August 31, 1995,
        1994 and 1993
      Notes to Consolidated Financial Statements
FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORTS ON FORM 8-K

         Items reported - Item 5. Other Events
         Financial Statements filed - None
         Dates of reports filed - August 22, 1995 and August 30, 1995

EXHIBITS

         Filed with this Form 10-K:

         10a      Form of Executive Employment Agreement, as amended
         10b      System Purchase Option and Rate Agreement with the City of
                   Las Cruces
         12       Statements re computation of ratio of earnings
         21       Subsidiaries of the registrant
         23a      Consent of DELOITTE & TOUCHE LLP
         23b      Consent of KPMG Peat Marwick LLP
         24       Power of attorney
         27       Financial Data Schedule

         Incorporated in this Form 10-K by reference:

          2 Agreement and Plan of Reorganization dated as of August 22, 1995, among Southwestern Public Service Company, M-P New Co. and Public Service Company of Colorado, filed as exhibit 2, Form 8-K dated August 22, 1995.

          3(a) Restated Articles of Incorporation as amended through April 27, 1990, filed as exhibit 3, Form 10-Q for the quarter ended May 31, 1990.

           (b)    Restated Bylaws as amended through July 23, 1991, filed as exhibit 3, Form 10-K for the fiscal year ended August 31,1991.

          4(a)    First Mortgage Indenture dated August 1, 1946, filed as
                  exhibit 7-A, Registration No. 2-6910.

           (b)    Supplemental Indentures to the First Mortgage Indenture:

                      Dated              File Reference             Exhibit
                  February 1, 1967          2-25983                   2-S
                  October 1, 1970           2-38566                   2-T
                  February 9, 1977          2-58209                   2-Y
                  March 1, 1979             2-64022                   b(28)
                  April 1, 1983 (two)       Form 10-Q, May 1983       4(a)
                  February 1, 1985          Form  10-K, August 1985   4(c)
                  July 15,  1992 (two)      Form 10-K, August 1992    4(a)
                  December  1, 1992 (two)   Form 10-Q, February 1993  4
                  February 15, 1995         Form 10-Q, May 1995       4

           (c) Standby Credit Agreement with Union Bank of Switzerland (Houston Agency) dated July 1, 1991, filed as exhibit 4(a), Form 10-K for the fiscal year ended August 31, 1991.

           (d) Red River Authority for Texas Indenture of Trust dated July 1, 1991, filed as exhibit 4(b), Form 10-K for the fiscal year ended August 31, 1991.

           (e) Rights Agreement between the Company and Society National Bank, dated July 23, 1991, filed as exhibit 2, Form 8-A dated July 23, 1991.

           (f) Amendment No. 1 dated August 22, 1995, to the Rights Agreement between the Company and Society National Bank, filed as exhibit 4, Form 8-K dated August 30, 1995.

         10(a) Coal Supply Agreement  (Harrington  Station) between Southwestern
               Public Service Company and TUCO, Inc., dated May 1, 1979, filed as exhibit 3, Form 8-K dated May 14, 1979.

           (b) Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, Inc., dated July 1, 1978, filed as exhibit 5A, Form 8-K dated May 14, 1979.

           (c) Guaranty   of   Master   Coal   Service    Agreement    between
               Swindell-Dressler Energy Supply Company and TUCO, Inc., filed as exhibit 5B, Form 8-K dated May 14, 1979.

           (d) Coal Supply Agreement (Tolk Station) between Southwestern Public Service Company and TUCO, Inc., dated April 30, 1979, as amended November 1, 1979 and December 30, 1981, filed as exhibit 10(b), Form 10-Q for the quarter ended February 28, 1982.

           (e) Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO, Inc., dated December 30, 1981, filed as exhibit 10(c), Form 10-Q for the quarter ended February 28, 1982.

           (f) 1989 Stock Incentive Plan for Executive Management, filed as Exhibit A to the Company's Proxy Statement dated December 1,1988.

           (g) Directors' Plan for members of the Company's Board of Directors, filed as Exhibit B to the Company's Proxy Statement dated December 1, 1988.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SOUTHWESTERN PUBLIC SERVICE COMPANY


         By       Bill D. Helton
                  Chairman and Chief Executive Officer




DATE: November 20, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

  Signature                 Title                              Date

  Bill D. Helton            Chairman and Chief                 November 20, 1995
                             Executive Officer
                            (Principal Executive & Financial
                              Officer & Director)


  Doyle R. Bunch II         Executive Vice President,
                             Accounting & Corporate Development
                            (Principal Accounting Officer)



    C. Coney Burgess*       Directors
    J. C. Chambers*
    Danny H. Conklin*
    Giles M. Forbess*
    Shirley Bird Perry*
    David M. Wilks*

By  Doyle R. Bunch II*
    (Attorney-in-fact)