Form 10-Q
period 1995-11-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 1996-01-16
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1995

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        As of January 10, 1996, 40,917,908 shares of the Company's common stock were outstanding.

SOUTHWESTERN PUBLIC SERVICE COMPANY
FORM 10-Q
For the Quarter Ended November 30, 1995


TABLE OF CONTENTS


PART I. Financial Information

        Condensed Consolidated Balance Sheets at November 30, 1995
          and August 31, 1995

        Condensed Consolidated Statements of Earnings for the three and twelve months ended November 30, 1995 and November 30, 1994

        Condensed Consolidated Statements of Cash Flows for the three and twelve months ended November 30, 1995 and November 30, 1994

        Notes to Condensed Consolidated Financial Statements

        Independent Accountants' Report

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Assets
                                                         November 30,   August 31,
                                                         1995           1995
                                                         (Unaudited)
                                                              (In Thousands)
Utility plant:
        Utility plant in service                         $2,352,188     $2,366,435
        Accumulated depreciation                           (810,657)      (854,015)
                Net plant in service                      1,541,531      1,512,420
        Construction work in progress                        47,738         31,026
                Net utility plant                         1,589,269      1,543,446
Nonutility property and investments                          71,221         70,087

Current assets:
        Cash and temporary investments                       12,581         36,860
        Accounts receivable, net                             54,868         73,262
        Accrual for unbilled revenues                        21,287         28,626
        Materials and supplies, at average cost              20,535         21,647
        Prepayments and other current assets                 10,741         10,734
                Total current assets                        120,012        171,129

Deferred debits                                             124,312        124,343

                Total assets                             $1,904,814     $1,909,005

                                                              Continued . . .

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Capitalization and Liabilities
                                                                       November 30,    August 31,
                                                                       1995            1995
                                                                       (Unaudited)
                                                                           (In Thousands)
Capitalization:
        Common stock, $1 par value, authorized - 100,000,000 shares;
                issued and outstanding - 40,917,908 shares             $   40,918      $   40,918
        Premium on capital stock                                          306,376         306,376
        Retained earnings                                                 372,903         373,458
                Total common shareholders' equity                         720,197         720,752
        Preferred stock - redemption not required                          72,680          72,680
        Long-term debt                                                    580,653         582,276
                Total capitalization                                    1,373,530       1,375,708

Current liabilities:
        Current maturities of long-term debt                                  254             276
        Accounts payable                                                   16,910          12,187
        Liability for refunds to customers                                  4,804           5,969
        Interest accrued                                                   15,973           9,067
        Fuel and purchased power expense accrued                           29,577          40,164
        Taxes accrued                                                      33,468          39,757
        Dividends payable on common stock                                  22,505          22,505
        Other current liabilities                                          42,430          39,843
                Total current liabilities                                 165,921         169,768

Deferred credits:
        Deferred income taxes                                             347,171         344,794
        Unamortized investment tax credits                                  5,990           6,053
        Other                                                              12,202          12,682
                Total deferred credits                                    365,363         363,529

                Total capitalization and liabilities                   $1,904,814      $1,909,005

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)
                                                     Three Months Ended      Twelve Months Ended
                                                     11-30-95   11-30-94     11-30-95   11-30-94
                                                      (In Thousands, Except Per Share Amounts)

Operating revenues                                   $200,957   $187,216     $847,823   $827,594

Operating expenses:
        Operation:
                Fuel                                   89,450     84,026      375,476    391,618
                Purchased power                         1,438      1,098        5,579      4,406
                Other                                  28,557     25,733      110,291    107,440
        Maintenance                                     7,234      7,890       28,382     29,494
        Depreciation and amortization                  16,388     15,292       62,166     59,957
        Taxes other than property and income taxes      5,277      4,810       19,590     19,376
        Property taxes                                  5,678      5,844       23,843     22,862
        Income taxes                                   13,697     12,435       65,135     56,490
                        Total operating expenses      167,719    157,128      690,462    691,643
Operating income                                       33,238     30,088      157,361    135,951

Other income, net:
        Income taxes                                     (585)      (486)      (3,873)      (171)
        Other, net                                      1,503      1,535       10,942      1,921
                        Total other income, net           918      1,049        7,069      1,750

Interest charges                                       10,988      9,968       42,953     40,410
Net earnings                                           23,168     21,169      121,477     97,291
Dividends on cumulative preferred stock                 1,219      1,219        4,878      4,878
Earnings applicable to common stock                  $ 21,949   $ 19,950     $116,599   $ 92,413
Earnings per common share*                           $    .54   $    .49     $   2.85   $   2.26
Weighted average shares outstanding                    40,918     40,918       40,918     40,918
Dividends declared per common share                  $    .55   $    .55     $   2.20   $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN  PUBLIC SERVICE COMPANY
Condensed  Consolidated  Statements of Cash Flows
(Unaudited)
                                                                              Three Months Ended        Twelve Months Ended
                                                                              11-30-95     11-30-94     11-30-95     11-30-94
                                                                                                (In Thousands)
Operating Activities:
        Cash received from customers                                          $ 225,264    $ 213,958    $ 835,409    $ 839,328
        Cash paid to suppliers and employees                                   (128,683)    (135,212)    (503,790)    (537,112)
        Interest paid                                                            (4,154)      (4,258)     (41,986)     (39,964)
        Income taxes paid                                                       (19,205)     (11,010)     (58,283)     (47,813)
        Taxes other than income taxes paid                                       (9,248)      (9,059)     (42,087)     (41,531)
        Other operating cash receipts and payments, net                             441         (747)      11,007       13,841
            Net cash provided by operating activities                            64,415       53,672      200,270      186,749
Investing Activities:
        Construction expenditures                                               (32,991)     (22,146)    (105,507)     (90,195)
        Nonutility property and investments                                      (1,134)      (1,360)     (27,993)      (7,348)
        Acquisitions                                                            (29,200)           -      (29,200)           -
             Net cash used in investing activities                              (63,325)     (23,506)    (162,700)     (97,543)
Financing Activities:
        Issuance of long-term debt                                                    -            -       76,204            -
        Retirement of long-term debt                                             (1,645)        (150)     (18,375)     (26,170)
        Change in short-term debt                                                     -      (14,994)           -       (4,500)
        Dividends paid (common and preferred)                                   (23,724)     (23,724)     (94,898)     (94,898)
             Net cash used in financing activities                              (25,369)     (38,868)     (37,069)    (125,568)
Net Increase (Decrease) in Cash and Temporary Investments                       (24,279)      (8,702)         501      (36,362)
Cash and Temporary Investments at Beginning of Period                            36,860       20,782       12,080       48,442
Cash and Temporary Investments at End of Period                               $  12,581    $  12,080    $  12,581    $  12,080

Reconciliation of Net Earnings to Net Cash Provided
  by Operating Activities:
                Net earnings                                                  $  23,168    $  21,169    $ 121,477    $  97,291
                Adjustments to reconcile net earnings to net cash
                  provided by operating activities:
                        Depreciation                                             16,388       15,292       62,166       59,957
                        Deferred income taxes and investment tax credits          3,074        2,420       10,122       13,484
                        Allowance for equity funds used during construction         (60)         (43)        (245)        (243)
                Cash flows impacted by changes in:
                        Accounts receivable                                      18,394       15,610       (1,121)       2,063
                        Accrual for unbilled revenues                             7,339        9,852       (9,821)       7,663
                        Materials and supplies                                    1,112       (1,373)        (924)      (2,534)
                        Accounts payable                                          4,723       (1,420)       6,029        1,665
                        Fuel and purchased power expense accrued                (10,587)     (12,228)         921       (4,188)
                        Taxes accrued                                            (6,289)       1,087        2,022           99
                        Liability for refunds to customers                       (1,165)       1,536         (536)       3,016
                        Other, net                                                8,318        1,770       10,180        8,476
                           Net cash provided by operating activities          $  64,415    $  53,672    $ 200,270    $ 186,749

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


(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                 Three Months Ended        Twelve Months Ended
                                 11-30-95   11-30-94       11-30-95   11-30-94
                                                (In Thousands)
Taxes on operating income:
      Federal-current            $10,050    $ 9,658        $51,985    $41,151
      Federal-deferred             3,287      2,490         11,468     13,876
      Investment tax credits         (62)       (62)          (250)      (250)
      State-current                  422        349          1,932      1,713
                                  13,697     12,435         65,135     56,490
Taxes on other income:
      Federal-current                730        495          4,938        313
      Federal-deferred              (151)        (9)        (1,096)      (142)
      State-current                    6          -             31          -
                                     585        486          3,873        171
          Total income taxes     $14,282    $12,921        $69,008    $56,661

(3) Merger  with Public  Service  Company of  Colorado  (PSCo).  The Company and
Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company named New Century Energies, Inc., which will be the parent company for the Company and PSCo. The transaction is subject to various conditions, including receipt of the approval of the shareholders of the Company and PSCo, as well as the approval of or the taking of other action by the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, and the state public utility commissions in Texas, Colorado, New Mexico, Wyoming, and Kansas.

     The Merger, with a targeted completion date in the fall of 1996, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

(4) Rate and Regulatory Matters. A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which will require the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs (which has previously been accrued) and $1.8 million of disallowed fuel costs for the period. The Company is filing for a motion for rehearing on the disallowed fuel costs. Additionally, the order will require the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior Commission rulings had allowed the Company to retain 25% of these margins. The retained portion of these margins for calendar year 1995 was $2.3 million. The $1.8 million and $2.3 million would be charged to earnings if the Company is unsuccessful in this matter; however, the Company believes the final determination of this matter will not significantly affect consolidated financial results.

     On December 19, 1989, the FERC issued its order regarding the 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2.8 million. In a settlement with the Company's New Mexico cooperative customers, which the FERC approved in July 1995, the Company received approximately $7.0 million, including interest. Resolutions with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative have not been reached. The Company cannot reasonably estimate the ultimate amount recoverable from these proceedings; however, a favorable resolution could materially improve 1996 consolidated earnings.

(5) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

 Independent Accountant's Report

Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of November 30, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month and twelve-month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

January 12, 1996
Dallas, Texas

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

                                                    Increase (Decrease) From
                                                    Corresponding Prior Period
                                                    Three Months    Twelve Months
                                                    Ended           Ended
                                                    11-30-95        11-30-95
                                                    (Dollars In Thousands)
Estimated effect on revenues of variations in:
        Kilowatt-hour (kwh) sales*                  $  7,101        $ 28,138
        Rates                                          1,987          13,177
        Fuel and purchased power cost recovery         6,176          (8,646)
                Subtotal                              15,264          32,669
        Non-firm kwh sales                            (1,523)        (12,440)
                Total revenue increase          )   $ 13,741        $ 20,229
Increase in kwh sales* (in millions)                     182             714
Decrease in non-firm kwh sales (in millions)            (205)           (681)

        *Comprised  of  retail  and  wholesale  sales   excluding   economy  and
interruptible (non-firm) wholesale kwh sales.

        Variations in Kwh Sales. The revenue increases for the three- and twelve-month periods resulted primarily from increased sales to rural electric cooperatives (RECs), primarily Cap Rock Electric Cooperative (Cap Rock). Sales began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. Increased irrigation sales, reflecting below normal precipitation, also contributed to the rise in REC sales for both periods. Accounting adjustments to the estimate of delivered not billed kwh sales also increased revenues for the twelve-month period by approximately $8.3 million. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month.

        Variations in Rates. Increased revenues for the twelve-month period are primarily the result of greater demand charge revenues paid by certain wholesale customers. Additionally, a settlement of the 1985 Federal Energy Regulatory Commission (FERC) rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million which is included in other income).

        Variations in Fuel and Purchased Power Cost Recovery. Revenue increases for the three-month period are due to increased coal and gas costs. Decreases for the twelve-month period are due to substantially lower natural gas prices.

        Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The decline in non-firm sales for both periods was primarily due to available power from major western plants and excess hydroelectric power in the Northwest. Mild weather throughout the region, particularly in the winter, also contributed to the decline for the year.

        In January 1996 the Public Utility Commission of Texas ordered the company to flow through 100% of the margins related to these sales as of January 1995 (compared to 75% which has previously been flowed through). The amount of these margins for calendar year 1995 was $2.3 million. The company is requesting rehearing of this order. See Note (4).

        Operating Expenses and Non-Operating Items

        Operating Expenses. Fuel and purchased power expense comprised 54.2% and 55.2% of total operating expenses for the three and twelve months ended November 30, 1995, respectively. When compared to the corresponding periods last year, these expenses increased $5.8 million, or 6.8%, for the three-month period and decreased $15.0 million, or 3.8%, for the twelve-month period. Increased fuel costs caused the three-month rise. Substantially lower gas prices and decreased generation of electricity, primarily due to lower non-firm sales, contributed to the decline in the twelve-month period. Fuel expense (excluding purchased power expense), per net kwh generated, increased from 1.68 to 1.83 cents and decreased from 1.82 to 1.78 cents for the respective three- and twelve-month periods. The increase in the three-month period is due to higher coal and natural gas costs while the decline in the twelve-month period is due to lower natural gas prices.

        Total operating expenses, excluding fuel and purchased power, increased $4.8 million, or 6.7%, for the three-month period, and increased $13.8 million, or 4.7%, for the twelve-month period. The increase in the three-month period is due primarily to merger-related costs. (See Other Matters). The increase in the twelve-month period was due primarily to increased federal income taxes as a result of larger taxable income.

        Other Income. Other income increased in the twelve-month period due primarily to approximately $3.0 million of interest from the rate case settlement with New Mexico wholesale customers. The write-off of nonrecurring expenses of $3.4 million (related to engineering and design costs of a previously planned generating facility and business development costs related to a generation project in Missouri) reduced other income for last year.

        Earnings

        Current operating income and earnings applicable to common stock improved for both periods primarily because of increased kwh sales to RECs (primarily Cap Rock), residential and commercial customers. The increase for the twelve-month period also resulted from the change in estimate of delivered not billed kwh sales ($5.4 million or 13 cents per share) and the New Mexico rate settlement ($4.5 million or 11 cents per share).

        Assuming normal weather conditions, earnings for the 1996 fiscal year are expected to remain relatively level. A favorable resolution of the 1985 FERC rate case with Texas wholesale REC customers could materially improve 1996 earnings. Additionally, Quixx has entered into an agreement to sell certain water rights to the Canadian River Municipal Water Authority (CRMWA) for $14.5 million that would result in an after-tax gain of approximately $7.6 million. The sale is conditioned on CRMWA receiving assurances from certain member cities that the cost of the water rights will be repaid. The contract is scheduled to close in fiscal 1996; however, the Company expects, but can give no assurance, that this sale will be closed.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three and twelve months ended November 30, 1995, were $33.0 million and $105.5 million, respectively. Such expenditures are expected to approximate $112.9 million for 1996. The anticipated purchase of TUCO Inc. (TUCO) from Cabot Corporation for $77 million and the purchase of certain Texas properties from Texas-New Mexico Power Company (TNP) for $29.2 million will result in additional cash requirements in 1996. The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 40% in fiscal 1996 (including TNP and TUCO).

        The Company redeemed on December 27, 1995, all of its outstanding Preferred Stock that was redeemable by its terms and in January 1996 purchased and cancelled all of the outstanding 2,600 shares of its 14.50% Cumulative Preferred Stock that was not redeemable by its terms. The aggregate redemption and purchase price of the shares of stock was approximately $76 million, including accrued dividends. The Company plans to finance the redemption and purchase of the Preferred Stock with the use of short-term borrowings, which would be repaid, subject to market conditions, with the issuance of new Preferred Stock or Bonds during 1996. The information set forth in the preceding paragraph does not include the expenditures or refinancing in connection with the redemption and purchase of the Preferred Stock. The Company currently contemplates the sale of other Preferred Stock, Common Stock and Bonds during the five-year period 1996-2000 in connection with the financing of its construction program and retirement of Bonds.

        The Company has effective a shelf registration under which a remaining aggregate of $130 million of First Mortgage Bonds and Cumulative Preferred Stock may be issued (a maximum of $40 million Preferred Stock is issuable thereunder). At November 30, 1995, the Company maintained committed bank lines of credit aggregating $128 million, of which the Company had no borrowings outstanding at November 30, 1995.

        The Company will seek approval of the holders of its Common Stock at the Annual Meeting to be held on January 31, 1996, (the Annual Meeting) to amend its Articles relating to the Preferred Stock in order to provide for updated provisions and eliminate certain restrictive covenants imposed by the current provisions.

OTHER MATTERS

        Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. In part in response to these changing conditions the Company has entered into a definitive merger agreement with Public Service Company of Colorado (PSCo) (the Merger) to form a registered public utility holding company named New Century Energies, Inc.(NCE). Consummation of the Merger is subject to customary conditions including receiving shareholder and regulatory authority approvals. The Company's shareholders will be asked to approve the Merger at the Annual Meeting. The two utilities are working toward a completion date in the fall of 1996. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger.

        For further information concerning the Merger and the impact on the Company, reference is made to the joint proxy of the Company and PSCo and the prospectus for NCE (including the merger agreement and exhibits thereto) dated December 13, 1995, filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 5. Other Information.

     On August 22, 1995, the Company and Denver-based Public Service Company of Colorado (PSCo) entered into a definitive agreement providing for a "merger of equals" of the two companies, as previously reported in the Company's Current Report on Form 8-K dated August 22, 1995, and in it Annual Report on Form 10-K for the fiscal year ended August 31, 1995. Detailed information with respect to the business combination is contained in the Joint Proxy Statement/Prospectus dated December 13, 1995, (contained in the Registration No. 33-64951). The Company's Joint Proxy Statement/Prospectus, which includes unaudited pro forma combined financial data for the Company and PSCo giving effect to the business combination, to the extent information has been provided by the Company, is incorporated herein by reference.

     The Company has filed applications with the applicable state jurisdictions and FERC and numerous intervenors have filed in the proceedings. Hearings in some of the state jurisdictions have been scheduled to commence in the summer of 1996.

     The Company's ratio of earnings to fixed charges for the twelve months ended November 30, 1995, was 5.06. The ratio of earnings to fixed charges and preferred dividend requirements combined was 4.35 for such period.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits:

                 12 Statement showing computations of ratio of earnings for the twelve months ended November 30, 1995

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




DATE: January 12, 1996