Form 10-Q
period 1996-02-29
SOUTHWESTERN PUBLIC SERVICE CO
filed 1996-04-15
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of April 10, 1996, 40,917,908 shares of the Company's common stock were outstanding.

SOUTHWESTERN PUBLIC SERVICE COMPANY
FORM 10-Q
For the Quarter Ended February 29, 1996

TABLE OF CONTENTS


PART I. Financial Information
         (Unaudited, except Condensed Consolidated Balance Sheet at
            August 31, 1995)

         Condensed Consolidated Balance Sheets at February 29, 1996
            and August 31, 1995

         Condensed Consolidated Statements of Earnings for the three, six and twelve months ended February 29, 1996 and February 28, 1995

         Condensed Consolidated Statements of Cash Flows for the six and twelve months ended February 29, 1996 and February 28, 1995

         Notes to Condensed Consolidated Financial Statements

         Independent Accountants' Report

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Assets
                                                                         February 29,   August 31,
                                                                         1996           1995
                                                                         (Unaudited)
                                                                               (In Thousands)
Utility plant:
         Utility plant in service                                        $ 2,430,157    $ 2,366,435
         Accumulated depreciation                                           (887,467)      (854,015)
                  Net plant in service                                     1,542,690      1,512,420
         Construction work in progress                                        62,270         31,026
                  Net utility plant                                        1,604,960      1,543,446
Nonutility property and investments                                           73,038         70,087

Current assets:
         Cash and temporary investments                                       15,895         36,860
         Accounts receivable, net                                             59,001         73,262
         Accrual for unbilled revenues                                        17,159         28,626
         Materials and supplies, at average cost                              20,793         21,647
         Prepayments and other current assets                                  8,067         10,734
                  Total current assets                                       120,915        171,129

Deferred debits                                                              136,825        124,343

                  Total assets                                           $ 1,935,738    $ 1,909,005

                                                                                  Continued . . .

See accompanying notes to condensed consolidated financial statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Capitalization and Liabilities
                                                                        February 29,    August 31,
                                                                        1996            1995
                                                                        (Unaudited)
                                                                              (In Thousands)
Capitalization:
         Common stock, $1 par value, authorized - 100,000,000 shares;
                  issued and outstanding - 40,917,908 shares            $   40,918      $   40,918
         Premium on capital stock                                          307,484         306,376
         Retained earnings                                                 367,203         373,458
                  Total common shareholders' equity                        715,605         720,752
         Preferred stock - redemption not required                              -           72,680
         Long-term debt                                                    565,760         582,276
                  Total capitalization                                   1,281,365       1,375,708

Current liabilities:
         Short-term debt                                                   138,834              -
         Current maturities of long-term debt                               15,182             276
         Accounts payable                                                    9,243          12,187
         Liability for refunds to customers                                    677           5,969
         Interest accrued                                                    8,967           9,067
         Fuel and purchased power expense accrued                           31,617          40,164
         Taxes accrued                                                       7,707          39,757
         Dividends payable on common stock                                  22,505          22,505
         Other current liabilities                                          40,130          39,843
                  Total current liabilities                                274,862         169,768

Deferred credits:
         Deferred income taxes                                             361,894         344,794
         Unamortized investment tax credits                                  5,928           6,053
         Other                                                              11,689          12,682
                  Total deferred credits                                   379,511         363,529

                  Total capitalization and liabilities                  $1,935,738      $1,909,005

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)
                                                      Three Months Ended    Six Months Ended      Twelve Months Ended
                                                      2-29-96    2-28-95    2-29-96    2-28-95    2-29-96    2-28-95
                                                                 (In Thousands, Except Per Share Amounts)

Operating revenues                                    $203,785   $181,848   $404,742   $369,065   $869,760   $820,050

Operating expenses:
         Operation:
                  Fuel                                  94,658     83,622    184,108    167,648    386,511    381,415
                  Purchased power                        3,188      1,232      4,626      2,331      7,536      4,500
                  Other                                 29,636     25,679     58,193     51,411    114,248    108,051
         Maintenance                                     7,809      8,056     15,043     15,946     28,137     30,617
         Depreciation and amortization                  16,459     15,287     32,847     30,579     63,337     59,897
         Taxes other than property and
                  income taxes                           5,131      4,857     10,408      9,667     19,864     19,364
         Property taxes                                  5,919      6,017     11,597     11,861     23,745     23,392
         Income taxes (note 2)                          12,184      9,313     25,881     21,749     68,005     55,448
                           Total operating expenses    174,984    154,063    342,703    311,192    711,383    682,684
Operating income                                        28,801     27,785     62,039     57,873    158,377    137,366

Other income, net:
         Income taxes (note 2)                            (708)      (731)    (1,293)    (1,217)    (3,850)      (496)
         Other, net                                      2,075      1,972      3,578      3,507     11,045      2,491
                           Total other income, net       1,367      1,241      2,285      2,290      7,195      1,995

Interest charges                                        12,087     10,349     23,075     20,317     44,692     40,764
Net earnings                                            18,081     18,677     41,249     39,846    120,880     98,597
Dividends and premiums on
         cumulative preferred stock                      1,275      1,220      2,494      2,439      4,933      4,878
Earnings applicable to
         common stock                                 $ 16,806   $ 17,457   $ 38,755   $ 37,407   $115,947   $ 93,719
Earnings per common share*                            $   0.41   $   0.43   $   0.95   $   0.91   $   2.83   $   2.29
Weighted average shares
         outstanding                                    40,918     40,918     40,918     40,918     40,918     40,918
Dividends declared per
         common share                                 $   0.55   $   0.55   $   1.10   $   1.10   $   2.20   $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                                Six Months Ended          Twelve Months Ended
                                                                                2-29-96      2-28-95      2-29-96      2-28-95
                                                                                                 (In Thousands)
Operating Activities:
         Cash received from customers                                           $ 424,689    $ 400,557    $ 848,235    $ 831,068
         Cash paid to suppliers and employees                                    (270,355)    (258,663)    (522,011)    (530,698)
         Interest paid                                                            (23,510)     (20,207)     (45,393)     (40,236)
         Income taxes paid                                                        (42,344)     (32,882)     (59,550)     (45,803)
         Taxes other than income taxes paid                                       (30,902)     (31,145)     (41,655)     (41,777)
         Other operating cash receipts and payments, net                             (139)       2,938        6,742       15,497
                  Net cash provided by operating activities                        57,439       60,598      186,368      188,051
Investing Activities:
         Construction expenditures                                                (64,401)     (44,567)    (114,496)     (89,479)
         Nonutility property and investments                                       (2,951)     (11,640)     (19,530)     (17,219)
         Acquisitions                                                             (29,200)          -       (29,200)          -
                  Net cash used in investing activities                           (96,552)     (56,207)    (163,226)    (106,698)
Financing Activities:
         Issuance of long-term debt                                                    -        70,000        6,204       70,000
         Retirement of long-term debt                                              (1,610)     (16,469)      (2,021)     (16,433)
         Change in short-term debt                                                138,834      (14,994)     138,834      (44,500)
         Redemption of preferred stock                                            (71,572)          -       (71,572)          -
         Dividends paid (common and preferred)                                    (47,504)     (47,449)     (94,953)     (94,898)
                  Net cash provided by (used in) financing activities              18,148       (8,912)     (23,508)     (85,831)
Net Decrease in Cash and Temporary Investments                                    (20,965)      (4,521)        (366)      (4,478)
Cash and Temporary Investments at Beginning of Period                              36,860       20,782       16,261       20,739
Cash and Temporary Investments at End of Period                                 $  15,895    $  16,261    $  15,895    $  16,261

Reconciliation of Net Earnings to Net Cash Provided
  by Operating Activities:
       Net earnings                                                             $  41,249    $  39,846    $ 120,880    $  98,597
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
          Depreciation and amortization                                            32,847       30,579       63,337       59,897
          Deferred income taxes and investment tax credits                          7,983        5,445       12,005       13,607
          Allowance for equity funds used during construction                         (60)         (43)        (245)         (31)
       Cash flows impacted by changes in:
          Accounts receivable                                                      14,261       13,604       (3,248)       2,322
          Accrual for unbilled revenues                                            11,467       18,820      (14,661)       7,401
          Materials and supplies                                                      854       (2,431)        (124)      (2,068)
          Accounts payable                                                         (2,944)      (3,980)       1,025       (3,159)
          Fuel and purchased power expense accrued                                 (8,547)     (14,605)       5,338       (3,611)
          Taxes accrued                                                           (32,050)     (24,990)       2,339        1,531
          Liability for refunds to customers                                       (5,292)        (442)      (2,686)       2,272
          Other, net                                                               (2,329)      (1,205)       2,408       11,293
                Net cash provided by operating activities                       $  57,439    $  60,598    $ 186,368    $ 188,051

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

(2) Income taxes. The components of income tax expense (benefit)are as follows:

                                               Three Months Ended    Six Months Ended      Twelve Months Ended
                                               2-29-96   2-28-95     2-29-96   2-28-95     2-29-96   2-28-95
                                                                      (In Thousands)
 Taxes on operating income:
                  Federal-current              $ 6,416   $ 5,831     $16,466   $15,490     $52,569   $39,800
                  Federal-deferred               5,012     3,207       8,299     5,697      13,273    14,142
                  Investment tax credits           (63)      (63)       (125)     (125)       (250)     (250)
                  State-current                    819       338       1,241       687       2,413     1,756
                                                12,184     9,313      25,881    21,749      68,005    55,448
 Taxes on other income:
                  Federal-current                  737       837       1,467     1,332       4,838       769
                  Federal-deferred                 (40)     (118)       (191)     (127)     (1,018)     (285)
                  State-current                     11        12          17        12          30        12
                                                   708       731       1,293     1,217       3,850       496
                        Total income taxes     $12,892   $10,044     $27,174   $22,966     $71,855   $55,944


(3) Merger  with Public  Service  Company of  Colorado  (PSCo).  The Company and
Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company named New Century Energies, Inc., which will be the parent company for the Company and PSCo. The shareholders of the Company and PSCo approved the Agreement and Plan of Reorganization, as amended, at their respective shareholder meetings on
January 31, 1996. The transaction is still subject to various conditions, including the approval of, or the taking of other action by, the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Federal Energy Regulatory Commission, and the state public utility commissions in Texas, Colorado, New Mexico and Wyoming. Requested approvals have been received from Kansas and the Nuclear Regulatory Commission.

         Requisite applications have been filed with the applicable state jurisdictions, the Securities and Exchange Commission and the Federal Energy Regulatory Commission and numerous intervenors have filed in certain of the proceedings. Hearings have been scheduled in Texas for June 17, 1996, in Colorado for July 1, 1996, and in New Mexico for July 22, 1996.

         The Merger, with a targeted completion date in the fall of 1996, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

(4) Long-Term Debt. The Company made a public offering of $60 million of 6.50% First Mortgage Bonds (Bonds) on March 8, 1996. The proceeds from the Bonds were applied primarily to the retirement of short-term debt.

(5) Rate and Regulatory Matters. A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which required the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs (which has previously been accrued) and $1.8 million of disallowed fuel costs for the period. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior Commission rulings had allowed the Company to retain 25% of these margins. The retained portion of these margins for calendar year 1995 was $2.3 million. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order on March 14 denying rehearing on the fuel disallowance, (which was adjusted to $1.9 million), and ordered the 100% margin flow through effective with the first billing cycle after the date of the order. The Company filed a motion for rehearing of the March 14 order on April 3. The ultimate outcome of this matter will not significantly affect consolidated financial results.

         In December 1989 the FERC issued its order regarding the 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2.8 million. In a settlement with the Company's New Mexico cooperative customers, which the FERC approved in July 1995, the Company received approximately $7.0 million, including interest. Resolutions with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative have not been reached. The Company cannot reasonably estimate the ultimate amount recoverable from these proceedings; however, if a favorable resolution is reached in 1996, it could materially improve consolidated earnings for the year.

         In August 1995 the Company agreed to purchase TUCO, Inc. (TUCO), a wholly owned subsidiary of Cabot Corporation, for $77 million subject to regulatory approval and other conditions. TUCO owns the coal inventory maintained at the Company's Harrington and Tolk generating stations. It also administers contracts with coal mines, railroads and the coal-handling operator at the two coal-fueled power plants. This purchase would be expected to lower fuel costs. On February 7, 1996, the PUCT denied certain rule waivers for rate treatment which are necessary to complete the purchase; however, the Company has applied for rehearing and the matter is pending.

(6) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Independent Accountants' Report


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of February 29, 1996, and the related condensed consolidated statements of earnings for the three-month, six-month and twelve-month periods ended February 29, 1996, and February 28, 1995, and cash flows for the six-month and twelve-month periods ended February 29, 1996, and February 28, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

April 12, 1996
Dallas, Texas

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

                                           Increase (Decrease) From Corresponding Prior Period
                                                 Three Months   Six Months   Twelve Months
                                                 Ended          Ended        Ended
                                                 2-29-96        2-29-96      2-29-96
                  (Dollars  In  Thousands)
Estimated effect on revenues of variations in:
         Kilowatt-hour (kwh) sales*              $ 13,399       $20,847      $41,525
         Rates                                        433         2,201        9,952
         Fuel and purchased power cost recovery     5,673        11,716        1,990
                Subtotal                           19,505        34,764       53,467
         Non-firm kwh sales                         2,432           913       (3,757)
                Total revenue increase            $21,937       $35,677      $49,710
Increase in kwh sales* (in millions)                  342           524        1,008
Decrease in non-firm kwh sales (in millions)           (1)         (205)        (429)

         *Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

         Variations in Kwh Sales. The revenue increases in the three-, six- and twelve-month periods are attributable primarily to increased sales to rural electric cooperatives (RECs). This increase is principally due to sales to Cap Rock Electric Cooperative that began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. Increased irrigation sales, reflecting below normal precipitation, also contributed to the rise in REC sales for all periods. Improved economic conditions also positively impacted sales for all periods. Accounting adjustments to the estimate of delivered not billed kwh sales also increased revenues for the twelve-month period by approximately $8.3 million. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month.

         Variations in Rates. Increased revenues for the twelve-month period are primarily the result of greater demand charge revenues paid by certain wholesale customers. Additionally, a settlement of the 1985 Federal Energy Regulatory Commission (FERC) rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million which is included in other income). Revenues increased in the six-month period due primarily to greater demand charge revenues from certain wholesale and industrial customers.

         Variations in Fuel and Purchased Power Cost Recovery. Revenue increases for the three- and six-month periods are due to increased coal costs and natural gas prices. During the twelve-month period increased coal costs caused the rise in revenues.

         Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The decline in non-firm sales for the twelve-month period was primarily due to available power from major western plants and excess hydroelectric power in the Northwest. Although non-firm kwh sales were down in the three- and six-month periods, revenues increased because of greater demand charges paid by Public Service Company of New Mexico (PNM) due to a contractual increase of 100 megawatts of interruptible power in May 1995. However, PNM did not purchase a substantial amount of interruptible energy under this agreement during these periods.

         Operating Expenses and Non-Operating Items

         Fuel and purchased power expense comprised 55.9%, 55.1% and 55.4% of total operating expenses for the three, six and twelve months ended February 29, 1996, respectively. When compared to the corresponding periods last year, these expenses increased $13.0 million or 15.3%, $18.8 million or 11.0%, and $8.1 million or 2.1%, respectively. Fuel expense (excluding purchased power expense), per net kwh generated, increased from 1.77 to 1.94 cents, from 1.72 to 1.89 cents, and from 1.79 to 1.82 cents for the respective three-, six- and twelve-month periods because of increased coal costs for all periods and increased natural gas prices for the three- and six-month periods.

         Total operating expenses, excluding fuel and purchased power, increased $7.9 million or 11.5%, $12.8 million or 9.0%, and $20.6 million or 6.9%, for the respective three-, six- and twelve-month periods. These increases resulted primarily from an expected increase in merger-related expenses (see OTHER MATTERS) and from increased income taxes. Income tax expenses are higher than for the comparable periods because of higher income and because higher merger expenses incurred in the most recent periods are not deductible in determining taxable income.

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

         Earnings

         Current operating income increased for all periods due primarily to increased kwh sales to all retail customers and wholesale customers, particularly RECs. The increase in sales to RECs was due primarily to sales to Cap Rock. Increased irrigation-related sales, due to below-normal precipitation, also contributed to the rise in REC sales for all periods. Earnings applicable to common stock increased for the six- and twelve-month periods because of greater kilowatt-hour sales. The increase for the twelve-month period also reflects a change in the estimate of delivered not billed kwh sales ($5.4 million or 13 cents per share) and the New Mexico rate case settlement ($4.5 million or 11 cents per share). The decline in earnings for the three-month period was due primarily to increased interest and merger-related expenses (see OTHER MATTERS).

         Assuming normal weather conditions, earnings for the 1996 fiscal year are expected to remain relatively level. If a favorable resolution of the 1985 FERC rate case with Texas wholesale REC customers could be reached in 1996, it could materially improve earnings for the year. Additionally, Quixx has entered into an agreement to sell certain water rights to the Canadian River Municipal Water Authority (CRMWA) for $14.5 million that would result in an after-tax gain of approximately $7.6 million. The sale is conditioned on CRMWA receiving assurances from certain member cities that the cost of the water rights will be repaid. The Company expects the sale to close in fiscal 1996; however, management can give no assurance as to when or whether this sale will be completed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three, six and twelve months ended February 29, 1996, were $31.4 million, $64.4 million and $114.5 million, respectively. Such expenditures are expected to approximate $112.9 million for 1996. The purchase of certain Texas properties from Texas-New Mexico Power Company (TNP) for $29.2 million resulted in additional cash requirements this year. If the PUCT order denying the Company's rate treatment of the purchase of TUCO Inc. (TUCO) from Cabot Corporation for $77 million were to be reversed, that purchase would also result in additional cash requirements (See Note 5). The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 60 percent in fiscal 1996 (including funds used for the purchase of TNP, but excluding funds used to retire the Preferred Stock discussed below, and any funds required in connection with the purchase of TUCO).

         The Company redeemed on December 27, 1995, all of its outstanding Preferred Stock that was redeemable by its terms. The Company also purchased on January 9, 1996, all of the outstanding 2,600 shares of its 14.50% Cumulative Preferred Stock that was not redeemable by its terms. The aggregate cost to retire the Preferred Stock was approximately $76 million, including accrued dividends.
The Company financed the retirement of the Preferred Stock with short-term borrowings.

         On March 8, 1996, the Company issued $60 million of 6.50% First Mortgage Bonds due March 1, 2006, the net proceeds of which were used to repay a portion of the Company's outstanding short-term borrowings. The Company has effective a shelf registration under which $70 million of First Mortgage Bonds remain available for issuance. At February 29, 1996, the Company maintained committed bank lines of credit aggregating $178 million, under which there were no borrowings outstanding. At February 29, 1996, the Company had approximately $130 million of commercial paper outstanding.

         The holders of the Company's common stock at the Annual meeting approved the amendment of the Company's Articles to eliminate the class of Preferred Stock then authorized and to provide for a new class of 10 million shares of Preferred Stock, $1 par value, which may be issued in series with such terms and conditions as may be set by the Board of Directors. The Company currently contemplates the sale of Preferred Stock, Common Stock and Bonds during the five-year period 1996-2000 in connection with the financing of its construction program and retirement of outstanding securities.

OTHER MATTERS

         In response to changing utility regulations, federal and state statutory changes, and evolving markets, the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger) (see Note 3). Consummation of the Merger is subject to customary conditions including receiving shareholder and regulatory authority approvals. The Company's shareholders approved the Merger at the Annual Meeting on January 31, 1996. The two utilities are working toward a completion date in the fall of 1996. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger.

PART II. OTHER INFORMATION

Item 4. Other Information.

         The Company's Annual Meeting of Shareholders was held January 31, 1996. The following persons were reelected to the Company's Board of Directors to hold office until the Annual Meeting of Shareholders in 1999.

           Director                In Favor          Withheld
           Danny H. Conklin        34,589,281        632,089
           Bill D. Helton          34,576,181        645,189
           R. R. Hemminghaus       34,543,972        677,398
           Don Maddox              34,555,454        665,917

         The Company's shareholders also approved an amendment to the Restated Articles of Incorporation to provide for a new class of 10 million shares of preferred stock, $1 par value, and approved the Agreement and Plan of Reorganization, as amended, with Public Service Company of Colorado.

Item 5. Other Information.

         The Company's ratio of earnings to fixed charges for the twelve months ended February 29, 1996, was 4.94. The ratio of earnings to fixed charges and preferred dividend requirements combined was 4.26 for such period.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               12 Statement showing computations of ratio of earnings for the twelve months ended February 29, 1996

               15 Letter of Deloitte & Touche LLP regarding unaudited condensed consolidated interim financial information

         (b) Reports on Form 8-K:

               Items reported - Item 5. Other Events
               Financial Statements filed - None
               Dates of reports filed - January 31, 1996, reporting shareholder approval  of the Merger  Agreement
                                      - February 1, 1996,  filing  Restated
                                         Articles of Incorporation

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         SOUTHWESTERN PUBLIC SERVICE COMPANY

         By       Doyle R. Bunch II
                  Executive Vice-President
                  Accounting and Corporate Development

DATE: April 12, 1996