Form 10-Q
period 1996-05-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1996-07-12
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of July 10, 1996, 40,917,908 shares of the Company's common stock were outstanding.

SOUTHWESTERN PUBLIC SERVICE COMPANY
FORM 10-Q
For the Quarter Ended May 31, 1996


TABLE OF CONTENTS

PART I. Financial Information
          (Unaudited, except Condensed Consolidated Balance Sheet at
                August 31, 1995)

          Condensed Consolidated Balance Sheets at May 31, 1996 and
                August 31, 1995

          Condensed Consolidated Statements of Earnings for the three, nine and twelve months ended May 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the nine and twelve months ended May 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements

          Independent Accountants' Report

          Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Assets
                                                     May 31,        August 31,
                                                     1996           1995
                                                     (Unaudited)
                                                           (In Thousands)
Utility plant:
         Utility plant in service ................   $ 2,455,017    $ 2,366,435
         Accumulated depreciation ................      (901,276)      (854,015)
                  Net plant in service ...........     1,553,741      1,512,420
         Construction work in progress ...........        60,625         31,026
                  Net utility plant ..............     1,614,366      1,543,446
Nonutility property and investments ..............        72,449         70,087

Current assets:
         Cash and temporary investments ..........        18,007         36,860
         Accounts receivable, net ................        69,385         73,262
         Accrual for unbilled revenues ...........        22,833         28,626
         Materials and supplies, at average cost .        20,028         21,647
         Prepayments and other current assets ....         7,785         10,734
                  Total current assets ...........       138,038        171,129

Deferred debits ..................................       141,107        124,343

                  Total assets ...................   $ 1,965,960    $ 1,909,005

         Continued . . .

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets

Capitalization and Liabilities
                                                                        May 31,      August 31,
                                                                        1996         1995
                                                                        (Unaudited)
                                                                             (In Thousands)
Capitalization:
         Common stock, $1 par value, authorized - 100,000,000 shares;
                  issued and outstanding - 40,917,908 shares ........   $   40,918   $   40,918
         Premium on capital stock ...................................      307,484      306,376
         Retained earnings ..........................................      364,576      373,458
                  Total common shareholders' equity .................      712,978      720,752
         Preferred stock - redemption not required ..................          -         72,680
         Long-term debt .............................................      625,204      582,276
                  Total capitalization ..............................    1,338,182    1,375,708

Current liabilities:
         Short-term debt ............................................       86,078          -
         Current maturities of long-term debt .......................       15,176          276
         Accounts payable ...........................................       14,562       12,187
         Interest accrued ...........................................       16,895        9,067
         Fuel and purchased power expense accrued ...................       41,428       40,164
         Taxes accrued ..............................................       12,511       39,757
         Dividends payable on common stock ..........................       22,505       22,505
         Other current liabilities ..................................       37,043       45,812
                  Total current liabilities .........................      246,198      169,768

Deferred credits:
         Deferred income taxes ......................................      364,595      344,794
         Unamortized investment tax credits .........................        5,865        6,053
         Other ......................................................       11,120       12,682
                  Total deferred credits ............................      381,580      363,529

                  Total capitalization and liabilities ..............   $1,965,960   $1,909,005

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)


                                                      Three Months Ended        Nine Months Ended         Twelve Months Ended
                                                      5-31-96      5-31-95      5-31-96      5-31-95      5-31-96      5-31-95
                                                                      (In Thousands, Except Per Share Amounts)

Operating revenues ................................   $ 225,029    $ 205,187    $ 629,771    $ 574,251    $ 889,602    $ 829,063

Operating expenses:
         Operation:
                  Fuel ............................     105,659       95,054      289,766      262,702      397,116      380,746
                  Purchased power .................       7,009        1,069       11,635        3,399       13,476        4,572
                  Other ...........................      29,843       25,717       88,036       77,129      118,374      106,990
         Maintenance ..............................      10,444        7,261       25,488       23,207       31,320       29,970
         Depreciation and amortization ............      16,497       15,292       49,344       45,871       64,542       60,741
         Taxes other than property and
                  income taxes ....................       4,923        4,389       15,331       14,055       20,398       19,216
         Property taxes ...........................       6,068        6,074       17,665       17,935       23,739       23,700
         Income taxes (note 2) ....................      12,606       14,294       38,487       36,043       66,317       58,779
                           Total operating expenses     193,049      169,150      535,752      480,341      735,282      684,714
Operating income ..................................      31,980       36,037       94,019       93,910      154,320      144,349

Other income, net:
         Income taxes (note 2) ....................        (405)        (857)      (1,698)      (2,074)      (3,398)        (778)
         Other, net ...............................       1,589        2,202        5,167        5,709       10,432        3,179
                           Total other income, net        1,184        1,345        3,469        3,635        7,034        2,401

Interest charges ..................................      13,286       10,953       36,361       31,270       47,025       41,504
Net earnings ......................................      19,878       26,429       61,127       66,275      114,329      105,246
Dividends and premiums on cumulative
         preferred stock ..........................         -          1,219        2,494        3,658        3,713        4,878
Earnings applicable to
         common stock .............................   $  19,878    $  25,210    $  58,633    $  62,617    $ 110,616    $ 100,368
Earnings per common share* ........................   $    0.49    $    0.62    $    1.43    $    1.53    $    2.70    $    2.45
Weighted average shares
         outstanding ..............................      40,918       40,918       40,918       40,918       40,918       40,918
Dividends declared per
         common share .............................   $    0.55    $    0.55    $    1.65    $    1.65    $    2.20    $    2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                                  Nine Months Ended         Twelve Months Ended
                                                                                  5-31-96      5-31-95      5-31-96      5-31-95
                                                                                                   (In Thousands)
Operating Activities:
         Cash received from customers .........................................   $ 628,363    $ 597,886    $ 854,580    $ 831,822
         Cash paid to suppliers and employees .................................    (406,982)    (384,192)    (533,109)    (523,734)
         Interest paid ........................................................     (29,163)     (24,420)     (46,833)     (39,967)
         Income taxes paid ....................................................     (47,369)     (36,663)     (60,794)     (47,691)
         Taxes other than income taxes paid ...................................     (40,390)     (35,294)     (46,994)     (41,391)
         Other operating cash receipts and payments, net ......................      (4,612)       4,495          712       13,808
                               Net cash provided by operating activities ......      99,847      121,812      167,562      192,847
Investing Activities:
         Construction expenditures ............................................     (89,463)     (70,501)    (113,624)     (88,125)
         Nonutility property and investments ..................................      (2,362)     (11,553)     (19,028)     (14,906)
         Acquisitions .........................................................     (29,200)         -        (29,200)         -
                               Net cash used in investing activities ..........    (121,025)     (82,054)    (161,852)    (103,031)
Financing Activities:
         Issuance of long-term debt ...........................................      60,000       70,000       66,204       70,000
         Retirement of long-term debt .........................................      (2,172)     (16,702)      (2,350)     (17,046)
         Change in short-term debt ............................................      86,078      (14,994)      86,078      (49,000)
         Redemption of preferred stock ........................................     (71,572)         -        (71,572)         -
         Dividends paid (common and preferred) ................................     (70,009)     (71,173)     (93,734)     (94,898)
                               Net cash used in financing activities ..........       2,325      (32,869)     (15,374)     (90,944)
Net Increase (Decrease) in Cash and Temporary Investments .....................     (18,853)       6,889       (9,664)      (1,128)
Cash and Temporary Investments at Beginning of Period .........................      36,860       20,782       27,671       28,799
Cash and Temporary Investments at End of Period ...............................   $  18,007    $  27,671    $  18,007    $  27,671

Reconciliation of Net Earnings to Net Cash Provided
         by Operating Activities:
                  Net earnings ................................................   $  61,127    $  66,275    $ 114,329    $ 105,246
                  Adjustments to reconcile net earnings to net cash
                           provided by operating activities:
                               Depreciation and amortization ..................      49,344       45,871       64,542       60,741
                               Deferred income taxes and investment tax credits      12,668        8,398       13,737       11,394
                               Allowance for equity funds used during construction      (60)        (219)         (70)        (207)

                  Cash flows impacted by changes in:
                               Accounts receivable ............................       3,877       12,780      (12,808)        (716)
                               Accrual for unbilled revenues ..................       5,793       13,255      (14,770)       3,594
                               Materials and supplies .........................       1,619       (1,666)        (124)      (2,228)
                               Accounts payable ...............................       2,375       (3,331)       5,592         (779)
                               Fuel and purchased power expense accrued .......       1,264       (8,378)       8,922          949
                               Taxes accrued ..................................     (27,246)     (10,171)      (7,677)       6,105
                               Liability for refunds to customers .............     (10,325)      (1,697)      (6,463)         839
                               Other, net .....................................        (589)         695        2,352        7,909
                                       Net cash provided by operating activities  $  99,847    $ 121,812    $ 167,562    $ 192,847

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

(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                              Three Months Ended      Nine Months Ended       Twelve Months Ended
                                              5-31-96     5-31-95     5-31-96     5-31-95     5-31-96     5-31-95
                                                                         (In Thousands)
 Taxes on operating income:
                  Federal-current .........   $  7,280    $ 10,675    $ 23,746    $ 26,165    $ 49,175    $ 45,035
                  Federal-deferred ........      4,987       3,266      13,286       8,963      14,994      12,195
                  Investment tax credits...        (63)        (63)       (188)       (188)       (250)       (250)
                  State-current ...........        402         416       1,643       1,103       2,398       1,799
                                                12,606      14,294      38,487      36,043      66,317      58,779
 Taxes on other income:
                  Federal-current .........        626       1,097       2,094       2,430       4,367       1,309
                  Federal-deferred ........       (239)       (249)       (430)       (377)     (1,007)       (552)
                  State-current ...........         18           9          34          21          38          21
                                                   405         857       1,698       2,074       3,398         778
                        Total income taxes    $ 13,011    $ 15,151    $ 40,185    $ 38,117    $ 69,715    $ 59,557

3) Merger  with  Public  Service  Company of  Colorado  (PSCo).  The Company and
Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company named New Century Energies, Inc., which will be the parent company for the Company and PSCo. The shareholders of the Company and PSCo approved the Agreement and Plan of Reorganization, as amended, at their respective shareholder meetings on January 31, 1996. The transaction is still subject to various conditions, including the approval of, or the taking of other action by, the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Federal Energy Regulatory Commission (FERC), and the state public utility commissions in Texas, Colorado and New Mexico. Requested approvals have been received from Kansas, Wyoming and the Nuclear Regulatory Commission.

     Requisite applications have been filed with the applicable state jurisdictions, the Securities and Exchange Commission and the FERC and numerous intervenors have filed in certain of the proceedings. Hearings began in Texas on June 24, 1996, in Colorado on July 9, 1996, and have been scheduled in New Mexico for July 22, 1996. On June 26, 1996, the FERC announced a date of January 31, 1997, for an initial decision on the Merger.

     The Merger, with a targeted completion date in the spring of 1997, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

(4) Long-Term Debt. The Company made a public offering of $60 million of 6.50% First Mortgage Bonds (Bonds) on March 8, 1996. The proceeds from the Bonds were applied primarily to the retirement of short-term debt.

(5) Rate and Regulatory Matters. A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which required the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs (which has previously been accrued) and $1.8 million of disallowed fuel costs for the period. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior Commission rulings had allowed the Company to retain 25% of these margins. The retained portion of these margins for calendar year 1995 was $2.3 million. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order on March 14 denying rehearing on the fuel disallowance, (which was adjusted to $1.9 million), and ordered the flow through of 100% of the margin effective with the first billing cycle after the date of the order. The Company filed a motion for rehearing of the March 14 order on April 3, which was also denied. On May 24, 1996, the Company filed an appeal in the Travis County District Court on the PUCT's decision. The ultimate outcome of this matter will not significantly affect consolidated financial results.

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

     In August 1995 the Company agreed to purchase TUCO, Inc. (TUCO), a wholly owned subsidiary of Cabot Corporation, for $77 million subject to regulatory approval and other conditions. TUCO owns the coal inventory maintained at the Company's Harrington and Tolk generating stations. It also administers contracts with coal mines, railroads and the coal-handling operator at the two coal-fueled power plants. This purchase had been expected to lower fuel costs. On February 7, 1996, the PUCT denied certain rule waivers for rate treatment which were necessary to complete the purchase. The Company applied for rehearing and on April 26, 1996, the matter was again denied by the PUCT. No further appeal is anticipated. Although the Company will not be purchasing TUCO, it is negotiating alternative options for working with TUCO to provide fuel savings.

(6) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Independent Accountants' Report


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of May 31, 1996, and the related condensed consolidated statements of earnings for the three-month, nine-month and twelve-month periods ended May 31, 1996 and 1995, and cash flows for the nine-month and twelve-month periods ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

July 12, 1996
Dallas, Texas

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

                                                   Increase (Decrease) From Corresponding Prior Period
                                                        Three Months   Nine Months   Twelve Months
                                                        Ended          Ended         Ended
                                                        5-31-96        5-31-96       5-31-96
                                                               (Dollars  In  Thousands)
  Estimated effect on revenues of variations in:
         Kilowatt-hour (kwh) sales * ................   $ 20,064       $ 43,316      $ 48,565
         Rates ......................................     (2,929)        (2,154)        5,969
         Fuel and purchased power cost recovery .....      3,551         14,290         9,102
                  Subtotal ..........................     20,686         55,452        63,636
         Non-firm kwh sales .........................       (844)            68        (3,097)
                  Total revenue increase ............   $ 19,842       $ 55,520      $ 60,539
  Increase in kwh sales* (in millions) ..............        506          1,030         1,200
  Decrease in non-firm kwh sales (in millions) ......       (198)          (403)         (600)

*Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

         Variations in Kwh Sales. The revenue increases in the nine- and twelve-month periods are attributable primarily to increased sales to rural electric cooperatives (RECs). This increase is principally due to sales to Cap Rock Electric Cooperative that began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. Increased irrigation sales, reflecting below normal precipitation, also contributed to the rise in REC sales for all periods. Record breaking heat in May 1996 accounted for the increase in retail and wholesale sales for the quarter and contributed to increases in the other periods. Improved economic conditions also positively impacted sales for all periods. Additionally, accounting adjustments to the estimate of delivered not billed kwh sales also increased revenues for the twelve-month period by approximately $8.3 million. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month.

         Variations in Rates. Revenues decreased in the three- and nine-month periods due primarily to contractually set demand charges for certain wholesale customers. Although firm wholesale kwh sales increased, the revenue per kwh sold decreased due to such contractual demand charges. Revenues increased for the twelve-month period as a result of greater demand charge revenue paid by certain wholesale customers. Additionally, a settlement of the 1985 Federal Energy Regulatory Commission (FERC) rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million which is included in other income) for the twelve months.

         Variations in Fuel and Purchased Power Cost Recovery. Revenue increases are due to higher natural gas prices in all periods while higher coal costs contributed to the increases in the nine- and twelve-month periods.

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

         Operating Expenses and Non-Operating Items

         Fuel and purchased power expense comprised 58.4%, 56.3% and 55.8% of total operating expenses for the three, nine and twelve months ended May 31, 1996, respectively. When compared to the corresponding periods last year, these expenses increased $16.5 million or 17.2%, $35.3 million or 13.3% and $25.3 million or 6.6%, respectively. Fuel expense (excluding purchased power expense) per net kwh generated, increased from 1.81 to 2.02 cents, from 1.76 to 1.93 cents, and from 1.77 to 1.87 cents for the respective three-, nine- and twelve-month periods because of higher market prices for natural gas in all periods and greater coal costs in the nine- and twelve-month periods. Additionally, due to its availability, the Company purchased greater quantities of low cost economy power.

         Total operating expenses, excluding fuel and purchased power, increased $7.4 million or 10.1%, $20.1 million or 9.4%, and $25.3 million or 8.4%, for the respective three-, nine- and twelve-month periods. The increases resulted primarily from an expected increase in merger-related expenses (see OTHER MATTERS) and from production maintenance expenses resulting from scheduled power plant repairs. Income taxes were also higher for the nine- and twelve-month periods.

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

         Earnings

         The decline in earnings for the three-and nine-month periods was due primarily to increased production maintenance expenses, interest charges and merger-related expenses. Earnings for the twelve-month period reflect income from increased kilowatt-hour sales which helped offset higher expenses. The increase for the twelve-month period also reflects a change in the estimate of delivered not billed kwh sales ($5.4 million or 13 cents per share) and the New Mexico rate case settlement ($4.5 million or 11 cents per share). Current operating income increased for the nine- and twelve-month periods due primarily to increased kwh sales to all retail customers and certain wholesale customers, particularly RECs. The increase in sales to RECs was due primarily to increased irrigation-related sales, due to below-normal precipitation. Sales to Cap Rock also contributed to the rise in REC sales for the nine- and twelve-month periods.

         Assuming normal weather conditions, earnings for the 1996 fiscal year are expected to remain at or slightly below last year's level (excluding the 13 cents and 11 cents per share described above). If a favorable resolution of the 1985 FERC rate case with Texas wholesale REC customers could be reached in 1996, it could materially improve earnings for the year. Additionally, Quixx has entered into an agreement to sell certain water rights to the Canadian River Municipal Water Authority (CRMWA) for $14.5 million that would result in an after-tax gain of approximately $7.6 million. The Company expects the sale to close in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three, nine and twelve months ended May 31, 1996, were $25.1 million, $89.5 million and $113.6 million, respectively. Such expenditures are expected to approximate $112.9 million for 1996. The purchase of certain Texas properties from Texas-New Mexico Power Company (TNP) for $29.2 million resulted in additional cash requirements this year. The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 60 percent in fiscal 1996 (including funds used for the purchase of TNP, but excluding funds used to redeem and purchase the Preferred Stock discussed below).

         An additional unbudgeted cash requirement of $32 million is expected in 1997 for a 100 MW gas turbine to be installed with an anticipated startup date in the summer of 1997.

         The Company redeemed on December 27, 1995, all of its outstanding Preferred Stock that was redeemable by its terms. The Company also purchased on January 9, 1996, all of the outstanding 2,600 shares of its 14.50% Cumulative Preferred Stock that was not redeemable by its terms. The aggregate cost to retire the Preferred Stock was approximately $76 million, including accrued dividends. The Company financed the redemption and purchase of the Preferred Stock with short-term borrowings.

         On March 8, 1996, the Company issued $60 million of 6.50% First Mortgage Bonds due March 1, 2006, the net proceeds of which were used to repay a portion of the Company's outstanding short-term borrowings. The Company filed a shelf registration on June 4, 1996, under which $220 million of First Mortgage Bonds and/or preferred stock and/or unsecured debt securities are available for issuance. On June 5, 1996, the Company filed a shelf registration covering $100 million of trust preferred securities which has not yet become effective.

         In June 1996 the New Mexico Public Utility Commission approved the Company's application to contribute $90 million of additional capital to Quixx. These funds will be limited to $15 million per year for six years and will be used to continue the investment in and development of independent power projects.

         At May 31, 1996, the Company maintained committed bank lines of credit aggregating $180 million, under which there were no borrowings outstanding. At May 31, 1996, the Company had approximately $87 million of commercial paper outstanding.

         The Company currently contemplates the sale of Preferred Stock, Common Stock and Bonds during the five-year period 1996-2000 in connection with the financing of its construction program and retirement of outstanding securities.

OTHER MATTERS

         In response to changing utility regulations, federal and state statutory changes, and evolving markets, the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving shareholder and regulatory authority approvals. The Company's shareholders approved the Merger at the Annual Meeting on January 31, 1996. The two utilities are working toward a completion date in the spring of 1997. However, settlement with all parties before the issues go to hearing could result in an earlier completion. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the consummation of the Merger.

PART II. OTHER INFORMATION

Item 5. Other Information.

     The Company's ratio of earnings to fixed charges for the twelve months ended May 31, 1996, was 4.59. The ratio of earnings to fixed charges and preferred dividend requirements combined was 4.11 for such period.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                12 Statement showing computations of ratio of earnings for the twelve months ended May 31, 1996

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

DATE: July 12, 1996