Form 10-K
period 1996-08-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1996-11-25
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 2054

                                     FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each Class                         on which registered
        -------------------                         -------------------
            Common Stock                          New York Stock Exchange
    Common Stock Purchase Rights                  Pacific Stock Exchange
                                                  Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

             Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of November 4, 1996, 40,917,908 shares of the Company's common stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $1,411,668,000.

     The definitive proxy statement relating to the Annual Meeting of Stockholders to be held on January 8, 1997, is incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                   FORM 10-K
                   For the Fiscal Year Ended August 31, 1996

                               TABLE OF CONTENTS

Item            Description                                              Page

                                     PART I

 1       Business .......................................................  1
         General ........................................................  1
         Construction Program ...........................................  4
         Peak Load and Capability .......................................  5
         Interconnections ...............................................  6
         Fuel Supply and Purchased Power ................................  7
         Regulation .....................................................  9
         Environmental Matters ..........................................  9
         Employee Relations ............................................. 10
         Nonutility Businesses .......................................... 10
         Other .......................................................... 12
         Statistical Summary ............................................ 12
         Executive Officers of the Registrant ........................... 14
 2       Properties ..................................................... 15
         Electric Generating Stations ................................... 15
         Water Supply ................................................... 16
 3       Legal Proceedings .............................................. 16
 4       Submission of Matters to a Vote of Security Holders ............ 16

                             PART II

 5       Market for Registrant's Common Equity and
           Related Stockholder Matters .................................. 17
 6       Selected Financial Data ........................................ 18
 7       Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................... 18
 8       Financial Statements and Supplementary Data .................... 23
 9       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .......................... 45

                             PART III

 10      Directors and Executive Officers of the Registrant ............. 45
 11      Executive Compensation ......................................... 45
 12      Security Ownership of Certain Beneficial Owners
           and Management ............................................... 45
 13      Certain Relationships and Related Transactions ................. 45

                             PART IV

 14      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K .................................................. 45

Signatures............................................................... 47

Exhibit 12. Statements re Computation of Ratio of Earnings .............. 82

Exhibit 99. Unaudited Pro Forma Information ............................. 92

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                  DEFINITIONS

ARCO         Atlantic Richfield Company
Articles     the Company's Restated Articles of Incorporation
BCH          BCH Energy Limited Partnership
CAAA         Clean Air Act Amendments of 1990
CAMU         Colorado Association of Municipal Utilities
CCN          Certificate of Convenience & Necessity
CP&L         Carolina Power & Light Company
CPUC         Colorado Public Utility Commission
CRMWA        Canadian River Municipal Water Authority
Cap Rock     Cap Rock Electric Cooperative, Inc.
Carolina     Carolina Energy Limited Partnership
Company      Southwestern Public Service Company
EDE          Empire District Electric Company
EPA          Environmental Protection Agency
EPACT        Energy Policy Act of 1992
EPE          El Paso Electric Company
EWG          exempt wholesale generator
FERC         Federal Energy Regulatory Commission
Golden Spread   Golden Spread Electric Cooperative, Inc.
HSR Act      Hart-Scott-Rodino Antitrust Improvements Act of 1976
HVDC         high voltage direct current
KCC          Kansas Corporation Commission
kwh          kilowatt-hour
LSP          LS Power, L.L.C.
Merger       business combination between the Company and PSCo to form a registered public utility holding company
Mortgage     Indenture of Mortgage and Deed of Trust, dated August 1, 1946, as supplemented and amended, of the Company
MW           megawatts
MWH          megawatt-hour
NCE          New Century Energies, Inc.
NMPUC        New Mexico Public Utility Commission
NOI          Notice of Intent
NOPR         notice of proposed rulemaking
NOX          oxides of nitrogen
NRC          Nuclear Regulatory Commission
OCC          Oklahoma Corporation Commission
OPUC         Office of Public Utilities Council
PNM          Public Service Company of New Mexico
PSCo         Public Service Company of Colorado
PSO          Public Service Company of Oklahoma
PUCT         Public Utility Commission of Texas
PUHCA        Public Utility Holding Company Act of 1935
QF           qualifying facility
QPS          Quixx Power Services, Inc., a wholly owned subsidiary of Quixx
Quixx        Quixx Corporation
RECs         rural electric cooperatives
RFP          request for proposals
SAGE         S. A. Garza Engineers
SEC          Securities and Exchange Commission
SO2          sulfur dioxide
SPP          Southwest Power Pool
TNP          Texas-New Mexico Power Company
TUCO         TUCO INC.
UE           Utility Engineering Corporation
WPSC         Wyoming Public Service Commission
WSPP         Western Systems Power Pool

                          FORWARD LOOKING INFORMATION

     Certain matters discussed in this 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending Merger, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        The Company

     Southwestern Public Service Company was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Substantially all of its operating revenues were so derived during each of the fiscal years ended August 31, 1996, 1995 and 1994. The Company has two wholly owned subsidiaries, UE and Quixx. See NONUTILITY BUSINESSES and Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Electric service is provided through an interconnected system to a population of about one million in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. The Company provides electric energy to forty-eight communities with a population of 2,000 or more, thirty-seven in Texas, nine in New Mexico, and one each in Oklahoma and Kansas. Approximately 54% of the Company's operating revenues during fiscal 1996, excluding sales to other utilities, were derived from operations in Texas.

     The Company's sales are made to retail and wholesale customers. Retail sales to ultimate consumers include residential, commercial and industrial customers. Wholesale sales include sales for resale to RECs, and firm and non-firm sales to other utilities. These non-firm, or economy, wholesale sales to other utilities also include sales of interruptible power made under FERC approved contracts. Firm sales are made under contract with other adjoining utilities while non-firm sales are negotiated on the spot market or sold under the WSPP agreement. See INTERCONNECTIONS. Non-firm sales are made to adjoining and other utilities.

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

     The Company's largest sales of electric energy are during the summer months when demand reaches a peak. The Company's 1996 maximum hourly net peak system demand of 3,876 MW occurred on August 6, 1996. The record net peak of 3,952 MW occurred on July 28, 1995. See PEAK LOAD AND CAPABILITY.

     The information set forth herein, unless otherwise indicated, does not take into account changes that will result from the Merger.

     Merger Agreement

     On August 22, 1995, the Company, PSCo, a Colorado corporation, and NCE, a Delaware corporation, entered into a merger agreement which provided for a "merger of equals" of the Company and PSCo. As part of the Merger process, NCE will register as a public utility holding company under the PUHCA. NCE's business will consist of utility operations and various non-utility enterprises. NCE will become the parent company of both the Company and PSCo. The corporate offices of NCE will be located in Denver, Colorado, with significant operating offices being located in Amarillo, Texas. The Company will remain headquartered in Amarillo, Texas.

     The Company believes that synergies from the Merger will generate substantial cost savings to the Company which would not be available without the Merger. Management of both the Company and PSCo estimated at the time of the Merger that it will result in potential cost savings of approximately $770 million to NCE during the ten-year period following the Merger. Approximately 50 percent of such savings is expected to be achieved through labor efficiencies, including personnel reductions. Other potentially significant cost savings include fuel procurement and dispatch, deferred generation capacity costs, reduced corporate and administrative programs, and other avoided or reduced operation and maintenance costs.

     On January 31, 1996, the shareholders of the Company and PSCo voted to approve the Merger. The Merger is subject to various other closing conditions, including the receipt of all necessary governmental approvals. Subject to obtaining all requisite approvals, the parties have targeted completion of the Merger for spring 1997. Set forth below is a summary of the status of various regulatory approval proceedings.

     PUHCA. Upon consummation of the Merger, NCE must register as a holding company under the PUHCA. The PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuance, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. The PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities. An application has been filed with the SEC under the PUHCA. Discussions among the Company, PSCo and the SEC staff are continuing.

     Federal Power Act. Section 203 of the Federal Power Act of 1935 requires a public utility to obtain the approval of the FERC prior to merging its jurisdictional facilities with those of any other person. The Company and PSCo reached a non-unanimous agreement with various intervenors, which settlement is supported by the FERC staff. The settlement agreement, which was filed in August 1996, provides for a comprehensive regional planning process for the proposed transmission interconnection between the Company and PSCo. Any interested party will be allowed to participate. The settlement agreement also provides protections to wholesale customers from the costs to complete the Merger. The Company does not anticipate any adverse rate or financial impact from this settlement. Hearings were held before an administrative law judge to address the concerns of CAMU, the one party not joining the settlement agreement. An initial decision by the judge is expected by January 1997.

     CPUC. On August 23, 1996, the CPUC issued an oral decision approving the Merger, which is expected to be confirmed in a subsequent written decision. PSCo agreed to an $18 million annual electric base rate reduction, followed by a five year base rate freeze. The CPUC's decision also provides for the formation of an earnings sharing plan for the duration of the five-year freeze period, and approves the implementation of PSCo's proposed quality of service plan for electric retail operations, as modified by the stipulation. The CPUC also indicated its preference that PSCo retain its natural gas operations.

     WPSC. On August 16, 1996, the WPSC issued a written order approving the Merger and reorganization of Cheyenne Light, Fuel and Power Company under NCE. The Company does not anticipate any adverse rate or financial impact from this order.

     NMPUC. Hearings were concluded on August 22, 1996. Though no settlement was reached, no party is opposing the Merger. On November 15, 1996, a hearing examiner filed a recommended decision that the Merger is in the public interest if certain conditions are met and the Company has substantially agreed to many of these conditions. After an opportunity for exceptions to be filed, the commission will consider the hearing examiner's recommended decision.

     PUCT. The Company reached a non-unanimous agreement with respect to the Merger with nine of ten intervenors, including the PUCT staff. The settlement provides for the resolution of all outstanding issues, including a finding of the Merger being consistent with the public interest and commencement of the regulatory plan. The regulatory plan, as modified by the stipulation, generally provides for an automatic annual credit for 50% of the merger-related operation and maintenance (O&M) expense savings with a guaranteed annual credit for Texas rate payers of at least $3 million for the first five years after the Merger closes, and allows for recovery of merger-related and business integration costs over the same period. The settlement was submitted to the PUCT, hearings were concluded on August 14, 1996 and the administrative law judge recommended the commission approve the Merger. The Company is awaiting a decision of the PUCT.

     KCC. The KCC issued its order on November 28, 1995 granting the Company the authority to issue stock certificates to NCE. Kansas law also provides that the Company must enter into an agreement to keep the KCC fully informed about transactions between NCE and the Company in matters which could affect the rates charged to the Company's Kansas retail customers. On November 12, 1996, the Company and the KCC entered into a rate agreement.

     OCC. No approval of the OCC is required for consummation of the Merger and the OCC has stated that they will not oppose the Merger. However, the OCC staff filed an investigation into the rate effects of the Merger on Oklahoma retail customers. The Company has entered into a rate agreement with the OCC staff and the Oklahoma Attorney General's office providing for rate treatment similar to the Texas stipulation. The OCC approved the rate agreement on September 23, 1996. The Company does not anticipate any adverse rate or financial impact from this agreement.

     Antitrust. An application was filed pursuant to the HSR Act on August 22, 1996. The applicable waiting period expired September 21, 1996. Therefore, the Company and PSCo may, under the HSR Act, consummate the Merger at any time during the twelve month period ending September 20, 1997.

     NRC. The NRC has issued a letter ruling allowing the transfer of PSCo's ownership to NCE. PSCo has a nuclear plant decommissioning license issued by the NRC.

     The future operations and financial position of the Company will be significantly affected by the Merger. Unaudited pro forma combined financial information for NCE at September 30, 1996 and for the twelve months then ended and each of the two years ended December 31, 1995 is included in this report as
Exhibit 99. Unaudited Pro Forma Financial Information. Additional information may be found in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and in Notes (2) and (3) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Competition

     The EPACT significantly changed the U.S. energy policy and, together with other changes in regulation, including integrated resource planning, and developing technology, is effecting substantial changes to the electric utility industry. As permitted by the EPACT, the Company is providing wholesale transmission service to others. However, the EPACT specifically prohibits FERC mandating transmission service to retail customers.

     The EPACT has stimulated competition in the wholesale electric markets by creating a new class of independent power producers in addition to QFs. Revisions to the PUHCA have allowed both utilities and non-utilities to form independent power production companies called EWGs, which operate without the restrictions of the PUHCA. EWGs offer alternative sources of power supply to electric utilities across the country. Utilities are often required by state regulation to solicit to purchase power from EWGs, QFs and other utilities before seeking approval to construct new generation of their own. See CONSTRUCTION PROGRAM.

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

     On May 31, 1995, the Company filed with the FERC comparable open access transmissions service tariffs to provide other utilities use of the Company's transmission system for wholesale sales. On August 1, 1995, the FERC accepted the proposed tariffs for filing, subject to hearing and refund. On December 8, 1995, the Company filed a settlement agreement covering rates for transmission services. The settlement is pending before the FERC. On April 24, 1996, the FERC issued its Order No. 888 establishing industry-wide regulations promoting wholesale competition through open access non-discriminatory transmission services by public utilities and recovery of the related stranded costs. On the same day, FERC also issued its Order No. 889 implementing regulations on standards of conduct and information availability on transmission capacity, prices, and other information that will enable power competitors to obtain open access non-discriminatory transmission service. On July 9, 1996, the Company filed its open access transmission tariff in compliance with Order No. 888. This transmission tariff is in effect subject to refund and final approval of the FERC. In January 1997 the Company must implement its standards of conduct and its computerized open access same-time information system. The recent FERC requirements will greatly increase wholesale power competition in regional markets.

     On May 31, 1995, the Company also filed with the FERC a tariff to allow the Company to sell wholesale power at market based rates. On September 1, 1995, the FERC accepted the Company's market based power sales tariff, subject to the refund and the final resolution of the Company's comparable open access transmission tariff filing of May 31, 1995. FERC also stated that the Company cannot use the tariff for sales of power to affiliates.

     State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. Texas legislation enacted in 1995 recognizes the movement to a more competitive market-place by requiring the PUCT to issue new regulations relating to, among other things, allowance of less than fully costed rates in wholesale and retail markets; recognition of and essentially waiving all Texas utility regulation of EWGs and power marketers; and implementation of transmission access comparable to the owning utility's use of its transmission system for non-FERC regulated utilities (the Company is a FERC regulated utility). These new regulations are under consideration. The Company believes that these statutory and conforming regulations may result in increased wholesale competition. While increased wholesale competition is not expected to adversely affect the Company in the near term, due to the Company's low cost structure, and may favorably impact it in the long term, the Company is unable to predict what financial impact or effect the adoption of any such legislation would have on its operations.

     All of the Company's regulatory jurisdictions continue to evaluate utility regulations with respect to retail competition ("retail wheeling"). The New Mexico legislature, in 1996, rejected retail wheeling proposals; however, it continued post session committee investigation of the matter. Texas, as well as all other jurisdictions in which the Company operates, are expected to introduce legislative proposals relating to retail wheeling in the 1997 sessions. Although the Company believes it is well positioned to take advantage of the movement towards deregulation and competition, the Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. The Company's electric rates are among the lowest in the nation for investor-owned utilities, and its service territory is situated at the intersection of the nation's three electrical grids. These low rates permit the Company to compete effectively with other utilities, EWGs and QFs for sales to retail and wholesale customers within and outside the Company's traditional service territory, as well as retain and develop new retail load. Furthermore, the Company, together with its subsidiary UE, is able to construct new generating facilities at a cost low enough to enable it to compete with EWGs and QFs in their efforts to construct generation for sale to wholesale customers or to self-generate their own needs. The Company is also competing with independent power producers in markets through its subsidiary Quixx. See NONUTILITY BUSINESSES and CONSTRUCTION PROGRAM.

     In the current regulatory and competitive environments, the Company believes that all of its costs are recoverable through rates. Based on the Company's cost structure and the potential competitive market, the Company believes, but can give no assurance, that it does not have significant stranded cost exposure. See also Note (9) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSTRUCTION PROGRAM

     Cash expenditures for the Company's construction program were $112.0 million in fiscal 1996. The following general discussion of the Company's construction program and related expenditures are for a stand-alone company; that is, without consideration to the proposed Merger. On that basis, the Company's estimated construction expenditures for the next five years are as follows:

                                  Estimated for fiscal years ending August 31,
                                  --------------------------------------------
                                 1997    1998    1999    2000    2001    TOTAL
                                 ----    ----    ----    ----    ----    -----
                                                 (In Millions)

Generating facilities            $123    $189    $59     $60     $45     $476
Transmission facilities            22      31     30      31      31      145
Distribution facilities            30      33     33      34      35      165
Other                              21      14     15      14      15       79
                                   --      --     --      --      --       --
Total cash requirements          $196    $267    $137    $139    $126    $865
                                 ====    ====    ====    ====    ====    ====

     Estimated annual construction expenditures are substantially higher than actual 1996 expenditures due to a projected increase in demand. In 1997, two 104 MW natural gas-fueled combustion turbines are planned for peaking service at Cunningham Station near Hobbs, New Mexico. The NMPUC has granted the Company a CCN for one of the Cunningham units; the Company's application for the CCN for the second unit is pending before the NMPUC.

     The costs in 1998 for generating facilities contain estimates for the construction of approximately 500 MW of additional capacity, including approximately $100 million for three gas-fueled combustion turbines contingent upon the outcome of the proposed Golden Spread project discussed below. Construction plans for 1998 also include a 200 MW natural gas-fueled cogeneration facility at the Phillips Petroleum complex near Borger, Texas. The Company was granted a NOI by the PUCT for the 1998 cogeneration facility and also for a 100 MW combustion turbine in 1999. PUCT regulations require that a solicitation be conducted before a utility seeks certification of a new generating unit located in Texas. Consequently, five RFPs were issued to prospective bidders on September 15, 1995, and the initial bids, which were due January 17, 1996, were screened by an independent evaluator, who selected short lists of qualified bidders in each of the five RFP categories. On March 1, 1996, the Company announced that twelve electric power resource proposals, representing 604 MW of capacity had been placed on short lists that may avoid or defer the 300 MW of new generating capacity associated with the Company's NOI. Preliminary analysis of the best and final offers for demand side proposals occurred this summer. However, receipt and analysis of the best and final offers for supply side proposals have been delayed pending determination by the Company of the status of the proposed Golden Spread project discussed below. If the Company's proposed rate-base 1998 cogeneration unit and 1999 combustion turbine unit are not selected through the solicitation process, the estimated total construction budget would decrease by approximately $125 million.

     Golden Spread, currently a significant full requirements customer of the Company, was granted an NOI by the PUCT in 1995 for construction of 400 MW of peaking generation. Subsequently, Golden Spread, LSP and Quixx entered into a memorandum of understanding to construct the Mustang Station project, a 488 MW combined cycle generating facility. Golden Spread, LSP and Quixx would own an undivided interest in 50%, 25%, and 25%, respectively, of the station. This facility, near Denver City, Texas, would be completed in two phases, one (approximately 273 MW) in 1998 and one (approximately 215 MW) in 1999. Approval of this project by the PUCT would decrease the Company's total estimated construction expenditures by approximately $117 million. The Company has agreed to provide back-up, and commitment and dispatch services for this facility should the project be approved. See PEAK LOAD AND CAPABILITY and INTERCONNECTIONS.

     The estimates for transmission facilities in the years 1998 through 2000 include $18 million for a transmission line that will extend from the area of Amarillo, Texas to Clovis, New Mexico. This line will improve the reliability of the Company's system.

     These estimated expenditures have been prepared for planning purposes as part of the Company's resource planning process (discussed below), and are subject to review and revision. Actual expenditures will vary from these estimates, as they have in the past, due to a number of factors, including regulatory requirements related to the planning and siting of facilities, changes in the rate of inflation, construction scheduling, environmental matters, the cost and availability of funds, the rate of kwh sales growth and other changes in business conditions, regulation and legislation. See GENERAL - Competition. The completion of the Merger would significantly impact these estimates.

     The Company's resource planning process is designed to determine the optimal mix of resources that will reliably meet its load and reserve requirements at the least possible cost, while providing flexibility to respond to uncertainty in the forecasts of load, fuel prices, and financial and other conditions. The Company typically considers its load forecast, demand-side management programs, SPP reserve requirements, and new generating unit alternatives, and after consideration of these and any other relevant factors, arrives at a resource plan which balances cost and reliable system operations.

     During the five fiscal years ended August 31, 1996, the Company had property additions (including work in progress) to utility plant of $503 million and retirements of $45 million. At August 31, 1996, net utility plant was approximately $1.6 billion.

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

PEAK LOAD AND CAPABILITY

     Plant capability, peak load, capacity margin and load factor were as follows for the last three fiscal years:

Net
Fiscal  Capability    Peak Load   Increase (Decrease)   Capacity     Load
Year       (MW)         (MW)        Over Prior Year      Margin     Factor

1996    4,235*        3,876              (1.9)%           8.5%       62.9%
1995    4,135         3,952**             7.3             4.4        58.4
1994    4,062         3,682               9.3             9.4        61.7

*  Includes 100 MW firm purchase from WestPlains Energy.
** This is an all-time high peak.

     As a member of the SPP, the Company's goal is to maintain a net capacity margin of 13%. Through the expansion of an existing interruptible program for wholesale load, new interruptible programs for retail irrigation and industrial loads, purchased power, and additional capacity installations on the system, the Company expects to be within the SPP guideline after 1997. See CONSTRUCTION PROGRAM.

     During the period 1997 through 2001, the Company currently estimates that its compound annual growth rates will be 4.6% for wholesale sales, excluding non-firm sales, and 2.3% for retail sales. Total kwh sales estimates show a compound annual growth rate of 2.7% for this forecast period. If the PUCT approves the Golden Spread project (as discussed in CONSTRUCTION PROGRAM), wholesale sales would decrease by approximately 11%, but the overall growth rates are expected to continue to rise. The Company periodically reviews expected growth patterns in its service area and these growth rate estimates are subject to change. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTERCONNECTIONS

     The Company is connected with utilities west of its service territory through two HVDC interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

                                                            Voltage (kilovolts)
                                                             -------------------
Location            Interconnecting Utility            The Company     Other Utility   In-Service Date
--------            -----------------------            -----------     -------------   ---------------
Near Artesia, NM    El Paso Electric Company and
                    Texas-New Mexico Power Company          230*             345            9/84
Near Clovis, NM     Public Service Company of New Mexico    230*             345            1/85
Near Oklaunion, TX  Public Service Company of Oklahoma      345              345            6/85
Near Elk City, OK   Public Service Company of Oklahoma      230              230            5/72
Near Shamrock, TX   West Texas Utilities                    115              115            7/72
Near Guymon, OK     WestPlains Energy                       115              115            3/63

* These are HVDC interconnections owned by the interconnecting utilities. The Company has scheduling capabilities over these facilities through the WSPP agreement and pursuant to the agreements with the interconnecting utilities described below.

     Transactions with the SPP are handled through interties near Elk City and Guymon, Oklahoma, and Shamrock and Oklaunion, Texas. These interties allow the Company to sell or to purchase energy from the eastern electrical grid. Sales through eastern interties accounted for 1.0% of fiscal 1996 total sales.

     HVDC interconnections link the Company with the western electrical grid of the United States. The Company purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico. Sales through these interties accounted for 3.2% of fiscal 1996 total sales.

     The Company is a participant in the FERC approved WSPP bulk power market. This arrangement provides for short-term energy and capacity exchanges, transmission services, flexible pricing, and electronic bulletin board postings of available power and energy. The WSPP encompasses a wide portion of Canada and the United States with over 90 members from northwestern Canada to Mississippi. In fiscal 1996, 1.0% of total sales were due to WSPP bulk power sales.

     Under an agreement which expires in December 1996, the Company increased sales to EPE through the HVDC interconnection in Eddy County, New Mexico, from 50 MW in 1995 to 75 MW in 1996. Additional firm power sales through this HVDC connection to TNP are made under an agreement with an initial term that expires in 2004. In accordance with this contract, TNP may increase or decrease the contract amount by up to 10% with one year's notice. TNP purchased 59 MW in calendar 1996 and plans to reduce the amount to 53 MW in calendar 1997.

     The Company has an interconnection agreement with PNM to sell power through the HVDC interconnection near Clovis, New Mexico. Under this agreement PNM purchased 100 MW of interruptible power service through April 1995. Beginning in May 1995, PNM began purchasing 200 MW. The agreement provides that PNM may continue purchasing 200 MW annually through May 2011 except that it may reduce purchases in 25 MW increments upon written notice given at least three years in advance of each incremental reduction. However, the purchase may not be reduced by more than one 25 MW increment in any twelve-month period. PNM has provided written notice of intent to reduce its purchases each year under this agreement, beginning in 1999 with a 25 MW reduction.

     Under a firm wholesale power agreement which expires in 2014, the Company has contracted to serve the West Texas requirements load of Cap Rock. Cap Rock purchased 100 MW of service in 1996 and sales to it are forecasted to increase approximately 3% annually in 1997 and beyond.

     The Company currently supplies power to Golden Spread under a full requirements contract approved by the FERC. As discussed under CONSTRUCTION PROGRAM, Golden Spread has announced its intention to construct generation and Quixx and an unaffiliated third party have entered preliminary arrangements with Golden Spread under which a 488 MW power plant would be constructed with approximately 273 MW being completed in 1998 and 215 MW in 1999. The amount of power purchased by Golden Spread from the Company would be reduced correspondingly upon such capacity being placed in service.

     The Company entered into an agreement with EDE to sell interruptible wholesale power through the interconnections near Elk City, Oklahoma and Oklaunion, Texas. Under this agreement, which expires in 2001, EDE purchased 35 MW in 1996 with such purchases to increase to 45 MW by 1999. PSO provides transmission service for this power.

     The Company entered into an agreement with WestPlains Energy to purchase 100 MW of firm power for the summer months of 1996 and 1997.

     Interconnection sales for fiscal 1996 to the eastern electrical grid totaled 214,015 MWH, including 190,149 MWH of WSPP sales. Sales to the western electrical grid totaled 668,878 MWH, consisting of 175,987 MWH of firm sales and 492,891 MWH of non-firm sales, including 6,707 MWH of WSPP sales.

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

                          Estimated for fiscal years ending August 31,
                          --------------------------------------------
                        Fiscal
Fuel                     1996    1997    1998    1999    2000    2001
----                     ----    ----    ----    ----    ----    ----

Coal                     69.7%   71.0%   65.6%   63.0%   62.1%   61.3%
Gas                      29.5    28.3    33.6    36.2    37.2    37.9
Other                     0.8     0.7     0.8     0.8     0.7     0.8

     Anticipated fuel use is based upon numerous assumptions with respect to, among other things, regulatory requirements relating to cogeneration, environmental protection and competition, load growth, cost and availability of boiler fuels and the extent to which the Company receives and can utilize contracted-for gas, renegotiates present gas contracts and enters into new agreements. Consummation of the Merger will also impact anticipated fuel use. Actual fuel mix in future years may vary substantially from these estimates because these assumptions may not be realized.

     Coal

     The Company purchases all of its coal requirements for Harrington and Tolk Stations from TUCO, in the form of crushed, ready-to-burn coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the Company's boiler bunkers located within the Company's coal-fueled stations where it is processed for burning. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles which are adjacent to the Company's coal-burning generating stations. At August 31, 1996, TUCO's coal inventories at the Harrington and Tolk sites were 777,978 tons and 745,392 tons (approximately 60 days supply), respectively. The Company's planned purchase of TUCO from Cabot Corporation was cancelled because the PUCT declined to grant a needed waiver in fuel-cost rules. See Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     TUCO has long-term contracts with ARCO for a supply of coal in sufficient quantities to meet all of the Company's needs for Harrington and Tolk Stations. See ITEM 3. LEGAL PROCEEDINGS. Specific coal reserves in the Powder River Basin in Wyoming have been dedicated by ARCO to meet the contract quantities. The coal is transported for TUCO by Burlington Northern Railroad to Harrington Station near Amarillo, Texas, a distance of approximately 896 railroad miles, and by Burlington Northern Railroad and the Atchison, Topeka and Santa Fe Railway Company to Tolk Station near Muleshoe, Texas, a distance of approximately 1,032 railroad miles. Transportation charges make up approximately 51% of the total cost of the coal.

     The coal purchased from TUCO had an average heat content of 8,683 Btu per pound at Harrington Station and 8,698 Btu per pound at Tolk Station for the twelve months ended August 31, 1996. The Company expects that the Btu content of the coal will vary between 8,200 and 9,000 Btu per pound and average 8,700 Btu per pound.

     The low sulfur content of this coal enables the Harrington and Tolk units to operate without the use of flue gas desulfurization scrubbers and to meet current state and federal SO2 emissions requirements. Unit No. 1 at Harrington Station is equipped with an electrostatic precipitator, and Unit Nos. 2 and 3 at Harrington Station and both units at Tolk

Station are equipped with fabric filtration systems. These units have historically emitted less than one pound of SO2 per MMBtu of heat input compared to the EPA New Source Performance Standard applicable to these units of 1.2 pounds of SO2 per MMBtu of heat input. See ENVIRONMENTAL MATTERS.

     Natural Gas

     The Company has a number of contracts of short and intermediate terms with various natural gas suppliers operating in gas fields with long life expectancies in or near its service area. In fiscal 1996 these gas contracts allowed the Company to maximize competition between fuel suppliers and helped minimize the Company's fuel cost during volatile market conditions. During this period, the Company had under contract sufficient firm gas to meet all its requirements. However, due to flexible contract terms, approximately 24% of the Company's gas requirements were purchased under spot agreements.

     Oil

     Certain of the Company's generating stations can burn oil in emergency situations. Oil is stored at these stations in sufficient quantities to meet anticipated emergency requirements. These stations have an aggregate capability of 975 MW. Small quantities of oil are also burned for maintenance purposes.

     Cost of Fuel and Purchased Power

     Details of the Company's cost of fuel and purchased power are presented below:

                                                  Fiscal year ended August 31,
                                                   1996      1995      1994
Cost of fuel and purchased power (000):
Coal                                             $277,908  $250,551   $276,825
Natural gas                                       136,139   116,481    123,503
Oil (1)                                                97       119         49
Other (2)                                           2,879     2,901      2,830
Purchased power                                    18,010     5,241      4,604
        Total fuel and purchased power cost      $435,033  $375,293   $407,811

Cost of fuel per MMBtu:
Coal                                               $1.883    $1.814     $1.801
Natural gas                                         2.154     1.631      2.015
Oil (1)                                             4.194     3.635      3.741
Other (2)                                           1.766     1.754      1.806
Average (excluding purchased power)                 1.963     1.752      1.862

Cost of fuel per net kwh generated (in cents):
Coal                                                1.875     1.797      1.788
Natural gas                                         2.288     1.687      2.118
Oil (1)                                             4.858     3.784      4.160
Other (2)                                            .941      .934       .953
Average cost of fuel (excluding purchased power)    1.978     1.749      1.866
Average cost of fuel (including purchased power)    1.957     1.745      1.865

Average cost of purchased power per net
  kwh purchased (in cents)                          1.569     1.535      1.829

MMBtu of fuel consumed (000)                      212,485   211,202    216,576

(1)  Small quantities of fuel oil are burned for maintenance purposes.

(2) Includes purchased steam used at CZ-2 plant and hot nitrogen used at CZ-1 plant.

     The average cost of fuel per MMBtu for fiscal 1996 increased 12.0% to $1.96 when compared to 1995; and for the three months ended August 31, 1996, the average was $2.03. The average cost of fuel per net kwh generated for fiscal 1996 increased 13.1% to 1.98 cents when compared to last year and for the three months ended August 31, 1996 was 2.09 cents. This increase in fuel cost per net kwh in fiscal 1996 was primarily the result of increased coal and gas costs.

     Fuel Cost Recovery

     Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is a part of the Company's rates. If it appears that the factor will materially overrecover or underrecover these costs, the factor may be revised upon application by the Company or action by the PUCT. The rule requires refunding and surcharging under/overrecovery amounts including interest when they exceed 4% of the utility's annual fuel and purchased power cost, as allowed by the PUCT, if this condition is expected to continue. The PUCT periodically examines the Company's fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment and clauses. Currently the Company has approximately $7 million in underrecovered fuel costs, and on November 1, 1996, filed with the PUCT for a change in the fuel factor. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes (1) and (10) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company is crediting certain wholesale customers' fuel cost with 75% of the margin from coordination energy sales to other utilities and is crediting its New Mexico retail customers with 75% and Texas retail customers with 100% of the margin from coordination sales to other utilities and demand charges on interruptible wholesale sales (as approved by regulatory agencies in those jurisdictions). See Note (10) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. This margin is the difference between the revenues from these sales and incremental costs to generate the power for the sales. Continued coordination and other non-firm energy sales would act to lower the electric bills of these customers; however, the Company cannot predict the extent of such sales.

REGULATION

     General

     In fiscal 1996, 54.3% of total revenues were derived from sales subject to the jurisdiction of the PUCT and the Texas municipalities served by the Company. The percentages of revenue subject to the jurisdictions of the FERC, the NMPUC, and the OCC and the KCC were 28.1%, 16.2%, 1.2% and 0.2%, respectively.

     The PUCT has jurisdiction over the Company's Texas operations as an electric utility, and original and appellate jurisdiction over its Texas retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The FERC has jurisdiction over the Company's rates for sales of electricity for resale. The NMPUC, the OCC and the KCC have jurisdiction with respect to retail rates and services in their respective states. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes (1) and (10) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The NMPUC and the KCC also regulate the Company's issuance of securities. The NMPUC also must approve any capital investment by the Company in its subsidiaries and has limited the amount the Company can contribute to Quixx. The Company has been authorized to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The OCC also regulates the issuance of securities which are secured by a lien on Company assets located within the State of Oklahoma. The books of the Company are kept in accordance with the FERC's Uniform System of Accounts and all of the Company's state jurisdictions have accepted this system.

     OPUC recently filed a complaint urging for a rate investigation of the Company's Texas retail jurisdictional rates. OPUC is claiming that the Company is over-earning by $10 to $18 million per year on its Texas retail jurisdictional operations and has requested that the PUCT conduct a general rate investigation. The Company has filed a response to OPUC's rate investigation application and moved to dismiss the case. The Company is awaiting further action by the PUCT.

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

     The CAAA required the Company to undertake a consolidated permitting program for its existing fossil-fueled plants. Under this permitting program, the Company is paying emissions fees of approximately $800,000 annually to the Texas and New Mexico state air quality agencies. Beginning in the year 2000, Phase II of the CAAA will require more stringent limits on SO2 emissions at the Company's existing fossil-fueled plants. However, current regulations permit compliance with sulfur emissions limitations commencing in the year 2000 by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. Based upon information from the Company's fuel suppliers, the SO2 allowances issued by the EPA approximate the Company's projected SO2 emissions. The Company monitors options to insure that allowances will be sufficient to economically operate the Company's existing plants without significant emission reductions. The CAAA also requires the EPA to develop new NOx emission standards for existing and new plants which may be more stringent than the current standards. The Company anticipates, but can give no assurance, that it will be able to comply with Phase II NOx emission standards with no additional material capital cost. The Company continues to monitor the impact that the CAAA may have on the Company.

     Capital expenditures for environmental protection facilities aggregated approximately $2.8 million, $4.1 million, and $11.6 million for fiscal 1996, 1995 and 1994, respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change but the Company has included $9.7 million in its construction program for these expenditures during the five years ending August 31, 2001, of which $4.2 million is for fiscal 1997.

     The Company has not developed any specific site removal and exit plans for its fossil fuel plants or substation sites. Plant removal and exit plans are under development. When such plans are developed, the Company intends to treat removal and exit costs as a cost of retirement in utility plant and include them in depreciation accruals. An estimated removal cost (based on historical experience) is currently included in depreciation expense.

EMPLOYEE RELATIONS

     The Company had approximately 1,950 utility employees at August 31, 1996. Of these, approximately 900 operating, maintenance and construction personnel are represented by Local Union No. 602, International Brotherhood of Electrical Workers, AFL-CIO. Pursuant to the collective bargaining agreement with this union which expires October 31, 1999, wages increased 3% effective November 1, 1996. The contract provides for an increase on November 1, 1997 and 1998 of 3%, plus 80% of the amount by which the Consumer Price Index exceeds 3.5%. The wage increase effective November 1, 1996, was also provided to employees not represented by the union. A hiring freeze has been implemented during the Merger process.

NONUTILITY BUSINESSES

     Utility Engineering Corporation

     UE is a wholly owned subsidiary formed in 1986. It is engaged in engineering, design, construction management and other miscellaneous services, employing approximately 120 employees. UE's assets at August 31, 1996, were approximately $45.9 million and total revenues for fiscal 1996 were $21.2 million. UE is currently involved in a broad array of projects for nonaffiliate customers, providing general engineering and design services. UE also is providing services to the Company, at cost, as well as working jointly with Quixx on cogeneration and waste-to-energy projects.

     Because of the lack of major central station power plant design and construction in the U.S. electric industry, UE is actively seeking other types of plant engineering projects and will continue to broaden its base of customers and diversity of projects. UE is currently the engineer for the Carolina Energy Project near Kinston, North Carolina, in which Quixx is an equity owner, and, during the past twelve months, has performed engineering and other services for combustion turbine projects in the Dominican Republic, Kuwait and Columbia, South America. UE also has active proposals for engineering work on projects in several other international locations.

     In 1996, UE created two wholly owned subsidiaries _ Universal Utility Services Company (UUC) and Precision Resource Company (PRC). UUC was created from operations and services which UE has provided since it was formed. Through UCC, UE provides cooling tower maintenance and repair, certain other industrial plant improvement services, and engineered maintenance of high voltage plant electrical equipment. Through PRC, UE provides contract professional and technical resources for customers in the energy and industrial sectors. In fiscal 1996, UE wrote off its investment in SAGE, due to unprofitability of this business. UE also owns a 49% interest in Vista Environmental Services, LLC, which performs environmental consulting for energy and industrial customers in both the private and government sectors, primarily in the southwestern United States.

     Quixx Corporation

     Quixx is a wholly owned subsidiary formed in 1986. Its primary business is investing in and developing cogeneration and energy-related projects. Quixx also holds water rights and certain other nonutility assets. Quixx employs approximately 65 employees. Quixx's assets at August 31, 1996, were approximately $99.0 million and total revenues for fiscal 1996 were $17.7 million.

     In 1996 Quixx invested $10.8 million in independent power projects and expects to continue to make similar investments in the future dependent upon suitable investment opportunities and the availability of capital. The NMPUC has authorized the Company to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years.

     Quixx holds a 42% limited partnership interest in BCH which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. The facility provides steam to a nearby DuPont plant and electric power is sold to CP&L. The facility provides 17 MW of power to the CP&L grid. Limited commercial operation of the BCH project began in June 1996; however, the facility has not yet achieved the expected performance level. Quixx has invested approximately $14.3 million in this project to meet its capital requirements. Improvement plans are currently being evaluated, some of which may require additional capital. Quixx is currently negotiating with the project debt and equity holders concerning the restructuring of the project to achieve the required improvements on economically viable terms. This investment in BCH was funded with a capital contribution from the Company. QPS is the contract operator of the BCH project.

     Quixx also holds a 95% interest in Vedco Louisville L.L.C., a Delaware limited liability company, which owns a facility consisting of two gas-fired boilers providing steam to a DuPont plant in Louisville, Kentucky. Quixx's investment of approximately $6.0 million in this facility was funded by a capital contribution from the Company. Commercial operation began in December 1994.

     Quixx Jamaica, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, holds a 99% limited partnership interest in KES Jamaica, L.P. which owns a facility consisting of two oil-fired combustion turbines located in Montego Bay, Jamaica, W.I. The facility receives fuel from Jamaica Public Service Company, Ltd. and returns up to 43 MW of power to their grid. Commercial operation began in December 1994. Quixx's investment of approximately $10.8 million in this facility was funded by a capital contribution from the Company.

     Quixx holds a 32 1/3% limited partnership interest, and through Quixx Carolina, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, a 1% general partnership interest in Carolina which is constructing waste-to-energy cogeneration facilities in Wilson and Lenoir Counties, North Carolina. The facilities will provide steam to a DuPont plant located near Kinston, North Carolina and up to 5 MW of electric power to the CP&L grid. Quixx's investment of approximately $13.4 million in this facility was funded primarily by a capital contribution from the Company. QPS will be the contract operator for the Carolina project. Commercial operation is scheduled for July 1997.

     Quixx provided $5.5 million for a 24.67% limited liability partnership interest and through Quixx WPP94, Inc., a wholly owned subsidiary of Quixx, a 0.33% general partnership interest in Windpower Partners, 1994, L.P. which constructed a 35 MW wind generation facility in Culberson County, Texas. Electricity from the facility is being provided to the Lower Colorado River Authority and the City of Austin. Commercial operation began in September 1995.

     Quixx owns and operates Amarillo Railcar Services, a railcar maintenance facility which provides inspection, light and heavy maintenance and storage for unit trains. Quixx also finances sales of heat pumps and continues to market other nonutility goods and services. In addition Quixx has royalty interests in coal and other minerals produced and to be produced from certain New Mexico properties owned by the Pittsburgh and Midway Coal Mining Company. In August 1996 Quixx completed the sale of certain water rights to the CRMWA for $14.5 million which resulted in an after-tax gain of approximately $7.7 million.

     Quixx holds a 99% limited partner interest and through Quixlin Corp., a Nevada corporation and a wholly owned subsidiary, a 1% general partner interest in Quixx Linden, L.P. which will construct a 23 MW natural gas fired cogeneration facility located in Linden, New Jersey. This facility, estimated to be completed in mid-1998, will provide steam, compressed air and electricity to General Motors. Fifty percent of this ownership interest will be sold to an unaffiliated party on or prior to completion of this project. QPS will operate this facility.

OTHER

     City of Las Cruces

     The City of Las Cruces (the City) continues to pursue a municipal electric utility system by purchase or through condemnation of the EPE facilities serving the City. In August 1994 the Company and the City entered into a fifteen year contract for the Company to provide all of the wholesale electric power and energy required by the City during the term of the contract if the City establishes a municipal system. The City's wholesale requirements are expected to be approximately 86 MW in 1997, the earliest it is believed service could commence. The contract becomes effective on the acquisition of (i) a distribution system by the City; (ii) the necessary transmission delivery and back-up agreements by the Company; and (iii) the required regulatory approvals by the City and the Company. If the specified events are not completed by July 1, 1998, either the Company or the City has the right to cancel the contract. Under the contract, the rates and charges for service to the City are fixed until January 1, 2001.

     The Company and the City also entered into a System Purchase Option and Rate Agreement in August 1994. That agreement grants the City the option to sell to the Company the electric utility system serving the City (including distribution, subtransmission, and transmission facilities) which the City plans to acquire by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price that would be paid by the Company would be equal to the amount required to retire the unamortized outstanding debt incurred by the City in acquiring the facilities from EPE plus the City's reasonable costs in acquiring the facilities. The agreement provides that the Company will charge a total rate that shall be less than the projected rate to be charged by EPE and the cost of fuel EPE would bill to its customers. The Company has the right to terminate the agreement if, in the Company's sole discretion, it deems any proposed condemnation award to be excessive, or upon the occurrence of certain other events. The agreement further provides, that if the City abandons or dismisses condemnation proceedings as a consequence of the Company's termination of the agreement, the Company will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order. In conjunction with the agreement, the NMPUC has initiated Case 2651 to investigate whether the agreement constitutes a security, or the guarantee of a security, under the New Mexico Public Utility Act. The Company has responded to the Commission's Order to Show Cause and does not believe the agreement to be a security or the guarantee of a security. A hearing is expected in 1997.

STATISTICAL SUMMARY

     Electric Revenues

     Operating revenues attributable to commercial and industrial sales of electric energy accounted for 50% of total operating revenues in fiscal 1996. Selected operating revenues and kwh sales follow:

                                     Fiscal year ended August 31,
                                     ----------------------------
                                 1996             1995            1994
                                 ----             ----            ----
                             Revenue  Kwh     Revenue  Kwh     Revenue   Kwh
                             -------  ---     -------  ---     -------   ---
                               (Dollars In Thousands - Kwh In Millions)

Commercial and Industrial:
Oil and gas related        $140,076  4,225   $137,646 4,117   $146,251  4,217
Chemical, mineral and
  other manufacturing        49,395  1,522    47,579  1,489     49,793  1,477
Petroleum refining           36,285    991    35,123    978     35,273    941
Agricultural                 18,738    388    19,545    417     20,199    411
Feedlots and packing plants  10,247    284     9,592    263      9,589    258
Irrigation                   13,240    205    12,118    190     11,370    174

     The Company's largest system customer in fiscal 1996 was Amoco Corporation, which purchased approximately 1.5 billion kwh resulting in approximately $30.4 million in revenues.

Electric Operating Statistics
                                               Fiscal year ended August 31,
                                               ----------------------------
                                             1996          1995         1994
                                             ----          ----         ----

Energy generated and purchased (kwh-000):
   Generated _ net output                 21,082,150    21,159,953    21,609,287
   Purchased and other                     1,226,856       350,183       253,314
   Net interchange                               120           469            53
                                          ----------    ----------    ----------
           Total                          22,309,126    21,510,605    21,862,654
   Company use, lost and unaccounted for  (1,420,687)   (1,175,029)  (1,459,717)
                                         -----------    ----------   ----------
           Energy generated and
             purchased, net               20,888,439    20,335,576    20,402,937
                                          ==========    ==========    ==========

Sales (kwh-000):
   Retail:
           Residential                     2,868,982     2,709,089     2,684,365
           Commercial                      2,886,807     2,809,692     2,692,848
           Industrial                      7,813,433     7,685,938     7,635,066
           Other                             571,579       548,012       533,305
   Wholesale:
           Rural electric cooperatives     5,239,474      4,682,975    4,157,209
           Other utilities _ firm            604,860        614,609      768,850
           Other utilities _ non-firm        903,304      1,285,261    1,931,294
                                             -------      ---------    ---------
                   Total sales            20,888,439     20,335,576   20,402,937
                                          ==========     ==========   ==========

Electric revenues (000):
    Retail:
           Residential                      $175,167        $60,908     $163,614
           Commercial                        157,629        147,764      146,901
           Industrial                        281,863        267,842      276,335
           Other                              29,813         27,331       27,531
    Wholesale:
           Rural electric cooperatives       189,480        165,930      147,010
           Other utilities _ firm             27,839         29,494       31,644
           Other utilities _ non-firm         33,720         31,351       47,150
           Miscellaneous*                      4,612          4,194        3,956
                                               -----          -----        -----
                 Total electric revenues*   $900,123       $834,814     $844,141
                                            ========       ========     ========

    *Includes intercompany revenues.

Customers (end of period):
    Retail:
            Residential                      308,554        300,459      297,853
            Commercial                        57,204         54,330       53,489
            Industrial                        12,418         11,896       11,422
            Other                                750            665          656
    Wholesale:
            Rural electric cooperatives           17             17           17
            Other utilities                      180            157          128
                                             -------        -------      -------
                    Total customers          379,123        367,524      363,565
                                             =======        =======      =======

Cost per net kwh generated (in cents):
    Operation                                   2.51           2.26         2.36
    Maintenance                                  .15            .14          .13
Average revenue per kwh sold (in cents):
    Residential                                 6.11           5.94         6.10
    Commercial                                  5.46           5.26         5.46
    Industrial                                  3.61           3.48         3.62
    Wholesale excluding non-firm sales to
      other utilities                           3.72           3.69         3.63
    Total sales                                 4.31           4.11         4.14

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                          Years
                                                                                                        Continuous
                     Present office, date elected thereto, and                                Age at   Service with
Name                 previous title if in current office less than 5 years                    11-1-96    Company
----                 -----------------------------------------------------                    -------    -------

Bill D. Helton       Chairman of the Board and Chief Executive Officer since 3-1-91;             58      32
                     President and Chief Executive Officer, 10-23-90 to 3-1-91

David M. Wilks       President and Chief Operating Officer since 9-1-95;                         49      19
                     Senior Vice President, 1-9-91 to 9-1-95;

Doyle R. Bunch II    Executive Vice President, Accounting and Corporate Development              50      20
                       since 9-25-92;
                     Executive Vice President and Chief Financial Officer, 10-23-90 to 9-25-92

Kenneth L. Ladd, Jr. Senior Vice President since 1-9-91;                                         57      35

John L. Anderson     Vice President, Personnel since 1-11-89                                     62      37

Robert D. Dickerson  Secretary and Treasurer since 1-13-88                                       47      21

Gerald J. Diller     Vice President, Rates and Regulation since 7-27-93;                         62      30
                     Group Manager, Rates and Regulation, 2-1-89 to 7-27-93

Gary L. Gibson       Vice President, Marketing since 1-1-85                                      54      32

Henry H. Hamilton    Vice President, Production since 1-14-87                                    58      32

Carl E. Jeans        Vice President, Management Systems since 1-9-85                             55      30

John McAfee          Vice President, Engineering and Operations since 9-1-95;                    51      23
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

ITEM 2. PROPERTIES.

ELECTRIC GENERATING STATIONS

at August 31, 1996

                                             Maximum                            Station Totals
                                            Generator               Maximum Net
                                            Name-plate              Generator       Net           Generation
                                              Rating                Name-plate   Capability      (Mwh) Fiscal
                                     Year   (Kilowatts)  Principal    Rating    (Kilowatts)       Year Ended
Generating Station   Location        New       (A)          Fuel    (Kilowatts)      (B)       August 31, 1996
------------------   --------        ---       ---          ----    -----------      ---       ---------------

Steam
 Harrington      Near Amarillo, TX   1976    360,000     Coal
                                     1978    360,000
                                     1980    360,000                 1,080,000   1,066,000       7,587,731

 Tolk            Near Muleshoe, TX   1982    568,000     Coal
                                     1985    568,000                 1,136,000   1,080,000       7,336,317

 Jones           Near Lubbock, TX    1971    247,500    Natural gas
                                     1974    247,500                   495,000     486,000       2,172,003

 Plant X         Near Earth, TX      1952     48,000    Natural gas
                                     1953     98,000
                                     1955     98,000
                                     1964    190,400                   434,400     442,000         901,672

 Nichols         Near Amarillo, TX   1960    113,635    Natural gas
                                     1962    113,635
                                     1968    247,500                   474,770     457,000       1,062,550

 Cunningham      Near Hobbs, NM      1957     75,000    Natural gas
                                     1965    190,400                   265,400     267,000       1,099,466

 Maddox          Near Hobbs, NM      1967    113,636    Natural gas    113,636     118,000         499,587

 CZ-2            Near Pampa, TX      1979     37,440    Purchased
                                                          steam         37,440      26,000         207,265

 Moore County    Near Sunray, TX     1954     49,000    Natural gas     49,000      48,000          60,384
                                                                     ---------   ---------      ----------
         Subtotal, steam                                             4,085,646   3,990,000      20,926,975
                                                                     ---------   ---------      ----------

Other
 Gas Turbine
 Carlsbad        Carlsbad, NM        1968     16,320    Natural gas     16,320      16,000           7,600
 CZ-1            Near Pampa, TX      1964     13,281    Hot nitrogen    13,281      13,000          98,640
 Maddox          Near Hobbs, NM      1976     86,850    Natural gas
                                     1963     11,500                    98,350      76,000          40,220
 Riverview       Near Borger, TX     1916     25,000    Natural gas     25,000      25,000           7,681

 Diesel Engines
 Tucumcari       Tucumcari, NM       1975      1,000   Diesel
                                     1959      2,250
                                     1963      1,000
                                     1964      3,000
                                     1968      4,100
                                     1977      4,800                   16,150       15,000           1,034
                                     ----      -----                   ------       ------           -----
         Subtotal, other                                              169,101      145,000         155,175
                                                                      -------      -------         -------
         Total, all generating stations                             4,254,747    4,135,000      21,082,150
                                                                    =========    =========      ==========

(A) Pursuant to FERC instructions, name-plate ratings show the manufacturer's maximum generator rating of each unit.

(B) Capability as used herein represents the demonstrated dependable carrying abilities of the respective stations during peak periods as proven under actual operating conditions.

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

     Management believes that if a payment must ultimately be made to Thunder Basin it would be recoverable from ratepayers, although any such recovery would be subject to regulatory review. The FERC has ruled that the portion of the $18.8 million in potential damages attributable to rates regulated by it would be recoverable from ratepayers to the extent of demonstrated benefits. Management believes that ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

     The Company is involved in ordinary routine litigation incidental to the business which litigation is not considered material. See REGULATION, ENVIRONMENTAL MATTERS and Notes (7), (9) and (10) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information on regulation, environmental and rate matters. See also OTHER - City of Las Cruces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of its security holders.

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

                                            Market Price        Dividends
                                            High    Low         Declared
        1996 - Fiscal Quarter Ended:
                November 30, 1995           $33-7/8 $30         $0.55
                February 29, 1996            33-7/8  32-1/8      0.55
                May 31, 1996                 34-1/8  30-5/8      0.55
                August 31, 1996              33-3/8  30-1/4      0.55
        1995 - Fiscal Quarter Ended:
                November 30, 1994           $27     $25-1/8     $0.55
                February 28, 1995            29-3/8  25-7/8      0.55
                May 31, 1995                 29      27-1/4      0.55
                August 31, 1995              30-3/4  28-5/8      0.55

     The Company declared dividends on its common stock of $2.20 in 1996 and 1995. The Company has agreed with PSCo in the merger agreement that it will not raise its common stock dividend rate without the consent of PSCo. The Company's dividend payout on its common stock was 87% in 1996 and 79% in 1995. At August 31, 1996, the number of holders of record of the Company's common stock was 28,744.

     The Company covenants, in the Mortgage pursuant to which First Mortgage Bonds are issued, that it will not declare any dividends (other than dividends payable in its stock) upon its common stock, or make any payment on account of the purchase, redemption or other retirement of, or make any distribution in respect of, any shares of its stock except to the extent that the sum of (1) $1,278,243.59, (2) net income of the Company, as defined, since June 1, 1946, and (3) net proceeds received by the Company from the issue since such date of any shares of its stock (but only up to an amount equal to the aggregate amount of all payments since such date on account of the acquisition of any shares of its stock) shall be (after giving effect to such dividends or distributions) greater than the aggregate amount of dividends declared on all classes of the Company's stock and of all payments made on account of the acquisition of, or distribution in respect of, any shares of its stock since such date. See Note
(5) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     In 1991 the Company adopted a Shareholder Rights Plan, which has been amended so that it is not applicable to the Merger. See Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               Fiscal year ended August 31,
                                                1996           1995             1994            1993            1992
                                                ----           ----             ----            ----            ----
                                                            (Dollars In Thousands Except Per Share Amounts)

Operating revenues                            $899,397        $834,083        $843,448        $809,753        $749,154
Operating income                              $150,666        $154,211        $139,719        $140,684        $137,755
Net earnings                                  $105,773        $119,477        $102,168        $105,254        $102,987
Earnings per weighted average common
share outstanding                                $2.52*          $2.80**         $2.38           $2.43           $2.34
Dividends per share                              $2.20           $2.20           $2.20           $2.20           $2.20
Ratio of earnings to fixed charges                4.21            5.10            4.76            4.82            4.53
Ratio of earnings to fixed charges and
preferred dividend requirements combined          3.91            4.37            4.04            4.01            3.63
Return on average common equity                   14.2%           16.2%           14.1%           14.5%           14.2%
Operating income as a percent of
operating revenue                                 16.8%           18.5%           16.6%           17.4%           18.4%
Total assets                                $1,997,817      $1,909,005      $1,821,235      $1,718,546      $1,705,734
Long-term debt and redeemable
preferred stock***                            $638,107        $582,552        $523,228        $548,772        $554,117
Weighted average common stock outstanding   40,917,908      40,917,908      40,917,908      40,917,908      40,917,908
Book value per common share                     $17.97          $17.61          $17.01          $16.84          $16.61

* Includes a $0.19 increase in earnings per share attributable to the sale of water rights owned by Quixx.

** Includes a $0.13 increase in earnings per share attributable to a change in the estimated delivered not billed kwh sales and an $0.11 increase in earnings per share attributable to a one-time adjustment resulting from settlement of the 1985 FERC rate case with New Mexico wholesale customers.

***  Includes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to "years" in this discussion pertain to the Company's fiscal years which begin September 1, and end August 31. References to "Notes" pertain to the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Operating Revenues and Kilowatt-Hour Sales

     Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in revenues.

                                           Increase (Decrease) From Prior Year
                                           -----------------------------------
                                                  1996              1995
                                                  ----              ----
                                                  (Dollars In Thousands)
Estimated effect on revenues of:
   Variations in kilowatt-hour (kwh) sales*      $40,001           $19,943
   Variations in rates                            (7,321)            9,110
   Variations in fuel and purchased power
     cost recovery                                31,191           (22,583)
                                                  ------           -------
           Subtotal                               63,871             6,470
   Variations in non-firm kwh sales                1,443           (15,835)
                                                   -----           -------
           Total revenue increase (decrease)     $65,314           $(9,365)
                                                 =======           =======
   Increase in kwh sales* (in millions)              935               579
                                                 =======           =======
   Decrease in non-firm kwh sales (in millions)     (382)             (646)
                                                 =======           =======

* Comprised of retail and wholesale sales excluding economy and interruptible wholesale (non-firm) kwh sales.

     Variations in Kwh Sales. The revenue increase in 1996 was due primarily to increased kwh sales to all retail (ultimate) customers and to rural electric cooperatives (RECs) due primarily to a hotter than normal late spring and early summer. These conditions increased air conditioning load for the year. A dry winter and early spring increased irrigation while oil-related industry activity in some areas also contributed to increased REC sales. Sales to Cap Rock also contributed to increased REC sales in 1996. Sales began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. Contributing to the 1996 increase was the acquisition of electric properties in the Texas panhandle from Texas-New Mexico Power Company (TNP). The increase in 1995 was due primarily to increased kwh sales to RECs and retail (ultimate) customers. This increase in REC sales was due primarily to Cap Rock. Accounting adjustments to the estimate of delivered not billed kwh sales also increased kwh revenues by approximately $8.3 million in 1995. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month. The Company expects modest growth in kwh sales (excluding non-firm sales) in 1997, given normal weather conditions. Current estimates of the compound annual growth rates in kwh sales for the five-year period 1997-2001 are 4.6% for wholesale sales (excluding non-firm sales) and 2.3% for retail sales. Last year the Company estimated for the period 1996-2000 that its wholesale sales growth rate would be 2.5% and the retail sales growth rate would be 2.0%. If Golden Spread Electric Cooperative builds generating capacity (which may occur in 1998 and 1999), it is anticipated that the Company's wholesale sales will decline by approximately 11% when this capacity is placed in service, but the overall growth rate is expected to rise.

     Actual kwh sales by class of customer are shown in the following table:

                                  1996    1995    1994
                                  ----    ----    ----
                                   (Kwh In Millions)
        Retail Sales:
        Residential              2,869   2,709   2,685
        Commercial               2,887   2,810   2,693
        Industrial               7,813   7,686   7,635
        Other                      572     548     533
                                ------  ------  ------
           Total Retail Sales   14,141  13,753  13,546
                                ------  ------  ------

        Wholesale Sales:
        Rural electric
          cooperatives           5,239   4,683   4,157
        Other utilities:
                Firm               605     615     769
                Non-firm*          903   1,285   1,931
                                   ---   -----   -----
                Total Whole-
                  sale Sales     6,747   6,583   6,857
                                 -----   -----   -----
                   Total Sales  20,888  20,336  20,403
                                ======  ======  ======

*  Comprised of economy and interruptible sales.

     Variations in Rates. Decreased revenues for 1996 resulted primarily from decreased demand charges per kwh received from certain wholesale customers. Increased revenues for 1995 resulted primarily from additional demand charge revenues paid by certain wholesale customers. Additionally for 1995, a settlement of the 1985 Federal Energy Regulatory Commission (FERC) rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million that is included in other income) (see Note 10).

     Variations in Fuel and Purchased Power Cost Recovery. Revenues increased in 1996 primarily due to increased gas costs with higher coal costs also contributing to the increase. These revenues decreased in 1995 due to substantially lower natural gas prices.

     Fuel and purchased power costs are recoverable in Texas under a rule that provides for a fixed factor (based on known or reasonably measurable fuel costs) to be used for fuel cost collection with final approval of the amount of recoverable fuel cost being determined at the time of a utility's fuel reconciliation proceeding. If reasonably unforeseeable circumstances result in a material underrecovery of fuel costs, the utility may file a petition with Public Utility Commission of Texas (PUCT) requesting a surcharge and change in its fuel factors. The Company's current fixed factor, set by the PUCT in May 1996, is based on then reasonably predictable fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. At August 31, 1996, the Company has $7.5 million in net underrecovered costs. These costs are comprised of underrecovered fuel costs totaling $7.7 million, net of off-system sales margin credits totaling $0.2 million. In connection with these costs, the Company is filing with the PUCT for a change in the fuel factor. In April 1996, the Company refunded to its Texas retail customers overrecovered fuel costs totaling $3.9 million, consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs. The Company also refunded to its Texas retail customers margin credits on non-firm sales totaling $5.4 million during 1996 (see Note 10).

     Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The declines in non-firm sales in 1996 and 1995 were due primarily to available power from major western plants and excess hydroelectric power in the Northwest. Additionally, Company load growth in 1996 contributed to the decline for that year. In 1995 mild weather throughout the region, particularly in the winter, also contributed to the decline for that year.

     Operating Expenses and Non-Operating Items

     Fuel and purchased power expense comprised 58.1% of total operating expenses in 1996 and 55.2% in 1995. Such expenses, when compared to prior years, increased 15.9% in 1996 and decreased 8.0% in 1995. The increase in 1996 is due primarily to increased natural gas prices and a slight rise in coal costs. The decrease in 1995 is due primarily to decreased natural gas prices and decreased kwh generation. When the Company requires less generation, more efficient plants that use less fuel are utilized. The fuel cost per net kwh generated was 1.98 cents, 1.75 cents and 1.87 cents in 1996, 1995 and 1994, respectively. The increase in 1996 was due to the rise in natural gas prices and increased coal costs. The decline in 1995 was due to decreased natural gas prices. Although fuel costs are expected to rise marginally throughout 1997, the Company plans to mitigate any such increases through the purchase of lower-priced gas on the open market and under short-term contracts, as well as using low-priced coal purchased on the spot market for generation of off-system sales.

     Operating expenses, excluding fuel and purchased power, increased 3.0% in 1996 and 2.9% in 1995. The increase in 1996 was due primarily to increased steam production maintenance expense and expenses associated with the acquisition of the TNP electric properties. Maintenance expenses were higher due to the normal recurring eighteen month repair cycle and expenses associated with additional cooling tower and coal feeder maintenance. The increase in 1995 was due primarily to increased federal income taxes as a result of larger taxable income. The Company continues to have a hiring freeze in effect during the merger process (see Note 2). The Company's expenses in 1996 and 1995 were not significantly impacted by inflation.

     Other Income. Other income decreased 34.8% in 1996 and increased 150.7% in 1995. The decrease in 1996 was due to increased merger and business integration expenses. Other income was favorably impacted by the approximate $7.7 million after-tax gain on the sale of certain Texas Panhandle water rights by Quixx Corporation. However, the effect of such gain was offset by merger-related expenses that totaled approximately $5.7 million and business integration expenses that totaled approximately $2.1 million. Also contributing to the decrease was the non-deductibility of these merger-related expenses for federal income tax purposes. The increase in 1995 was due primarily to approximately $3.0 million of interest realized on the rate case settlement with New Mexico wholesale customers and greater subsidiary earnings. The write-off in 1994 of nonrecurring items caused a $3.4 million decline in such income that year. Subsidiary operations contributed approximately 29 cents per share to earnings in 1996 (19 cents per share from the Quixx water rights sale) and 13 cents in 1995.

     Earnings

     Operating income and earnings applicable to common stock decreased in 1996 due to the increased operating, merger-related and business integration expenses. The operating expense increase was due to greater maintenance expenses and costs associated with the acquisition of electric properties from TNP. Additionally, greater interest expense contributed to the decline in income. The increase in interest expense was the result of higher levels of debt throughout the year caused by the retirement of preferred stock, the TNP electric property acquisition and increased construction expenditures. Operating income and earnings applicable to common stock increased in 1995 due primarily to greater sales to RECs, the change in estimate of delivered not billed kwh sales ($5.4 million or 13 cents per share) and the rate settlement with wholesale customers in New Mexico ($4.5 million or 11 cents per share). Assuming normal weather conditions, 1997 operating income is expected to remain relatively flat, but net earnings for 1997 will be negatively impacted by increased merger-related and business integration expenses. A resolution of the 1985 FERC rate case with Texas wholesale REC customers, by settlement or otherwise, would favorably affect income and earnings in the year received.

     The Company's average common equity for the years 1996, 1995 and 1994 was $727,935,000, $708,462,000 and $692,537,000, respectively. The rate of return on average common equity for these years was 14.2%, 16.2% and 14.1%, respectively. The components of such return are presented as follows:

                                                    1996    1995    1994
                                                    ----    ----    ----
 Components of Return on Average Common Equity:
 Rate-related income                                13.3%   13.5%   13.5%
 Subsidiary and other income                          .7      1.0     .4
 Allowance for funds used during construction
   (AFUDC)                                            .2      .3      .2
 New Mexico wholesale settlement                      -       .6      -
 Delivered not billed adjustment                      -       .8      -
                                                    ----    ----    ----
         Total                                      14.2%   16.2%   14.1%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC were $112.0 million, $94.7 million and $91.8 million in 1996, 1995 and 1994, respectively. During 1996 the Company generated approximately 75% of its capital requirements for such purposes internally. Also in 1996, the Company received regulatory approval to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years. Quixx's investment in independent power projects is dependent upon suitable investment opportunities and the availability of capital. Estimated construction expenditures excluding AFUDC are $196.0 million for 1997 and $865 million for the five-year period 1997-2001. The portion of the Company's construction expenditures to be provided by internally generated funds cannot be accurately forecast, but the Company expects that it will be approximately 40% in 1997. To the extent the capital required in 1997 is not supplied by internally generated funds, the Company will obtain such capital from short-term borrowing or from the sale of long-term debt, preferred stock and/or common stock. The Company's estimates of capital needs, in particular those related to construction, and the generation of internal funds are subject to review and revision, and may vary substantially from the foregoing especially in a more competitive environment (see Note 9). Due to the merger, Standard & Poor's is reviewing the Company's rated debt for possible downgrade.

     During the period 1997-2001, the Company will be required to retire $105 million of long-term debt, comprised of $15 million First Mortgage Bonds (Bonds), 5.70% Series due 1997, and $90 million Bonds 6.875% Series due 1999. The Company currently contemplates the sale of preferred stock, common stock and long-term debt during the five-year period 1997-2001 in connection with the financing of its construction program and retirement of Bonds.

     In August 1994 the Company entered in a forward interest rate swap agreement in anticipation of redeeming its $25 million principal amount of 13-1/2% Pollution Control Revenue Bonds (PCRBs) due 2001 with a new issuance of variable rate PCRBs. Such bonds were redeemed October 1, 1996, and replaced with a variable rate PCRB issue due July 1, 2016 that has been swapped for a fixed rate of 6.435%. Additionally, the Company redeemed on September 26, 1996, the $25 million 6-1/2% PCRBs due 2004 and the $32.3 million 6-5/8% PCRBs due 2009 and replaced these series on September 18, 1996, with $57.3 million 5-3/4% PCRBs due September 1, 2016 (see Note 5).

     In October 1996 the Company issued $100 million of 7.85% SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures. The funds from this financing were used to reduce short-term debt.

     The Company also has an effective shelf registration statement under which $220 million of debt securities and/or preferred stock are available for issuance.


OTHER MATTERS

     Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers (see

Note 9). In part in response to these changing conditions, the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving regulatory authority approvals. The two utilities are working toward a completion date in spring 1997. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger (see Item 1 Business General and Note 2).

                                   ----------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Southwestern Public Service Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of earnings, common shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
October 10, 1996

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                          Consolidated Balance Sheets
                            August 31, 1996 and 1995

                                                                    1996                   1995
                                                                    ----                   ----
                                                                           (In Thousands)
Assets
Utility Plant:
        Utility plant in service .............................  $ 2,484,025            $ 2,366,435
        Accumulated depreciation .............................     (911,422)              (854,015)
                                                                   --------               --------
        Net plant in service .................................    1,572,603              1,512,420
        Construction work in progress ........................       49,143                 31,026
                                                                     ------                 ------
        Net utility plant ....................................    1,621,746              1,543,446
                                                                  ---------              ---------
Nonutility Property and Investments ..........................       71,855                 70,087
                                                                     ------                 ------
Current Assets:
        Cash and temporary investments .......................       31,223                 36,860
        Accounts receivable, net .............................       77,959                 73,262
        Undercollected fuel and purchased power cost, net ....        7,193                     -
        Accrual for unbilled revenues ........................       23,152                 28,626
        Materials and supplies, at average cost ..............       21,513                 21,647
        Prepayments and other current assets .................        7,452                 10,734
                                                                      -----                 ------
        Total current assets .................................      168,492                171,129
                                                                    -------                -------
Deferred Debits                                                     135,724                124,343
                                                                    -------                -------
                Total Assets .................................  $ 1,997,817            $ 1,909,005
                                                                ===========            ===========

Capitalization and Liabilities
Capitalization (See Consolidated Statements of
  Capitalization):
        Common shareholders' equity ..........................  $   735,119            $   720,752
        Preferred stock ......................................          -                   72,680
        Long-term debt .......................................      622,931                582,276
                                                                    -------                -------
        Total capitalization .................................    1,358,050              1,375,708
                                                                  ---------              ---------
Current Liabilities:
        Short-term debt ......................................       69,624                     -
        Current maturities of long-term debt .................       15,176                    276
        Accounts payable .....................................       15,979                 12,187
        Overcollected fuel and purchased power cost, net .....           -                   5,969
        Interest accrued .....................................       10,962                  9,067
        Fuel and purchased power expense accrued .............       46,396                 40,164
        Taxes accrued ........................................       32,486                 39,757
        Dividends payable on common stock ....................       22,505                 22,505
        Other current liabilities ............................       43,441                 39,843
                                                                     ------                 ------
        Total current liabilities ............................      256,569                169,768
                                                                    -------                -------
Deferred Credits:
        Deferred income taxes ................................      365,911                344,794
        Unamortized investment tax credits ...................        5,803                  6,053
        Other ................................................       11,484                 12,682
                                                                     ------                 ------
        Total deferred credits ...............................      383,198                363,529
                                                                    -------                -------
Commitments and Contingencies
        Total Capitalization and Liabilities .................  $ 1,997,817            $ 1,909,005
                                                                ===========            ===========

         See accompanying notes to consolidated financial statements

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Consolidated Statements of Capitalization
                            August 31, 1996 and 1995

                                                          1996          1995
                                                          ----          ----
                                                            (In Thousands)
Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    100,000,000 shares in 1996 and
    1995; outstanding 40,917,908
    shares in 1996 and 1995 ..........................  $ 40,918      $ 40,918
  Premium on capital stock ...........................   307,484       306,376
  Retained earnings ..................................   386,717       373,458
                                                         -------       -------
          Total common shareholders' equity ..........   735,119       720,752
                                                         -------       -------
Cumulative Preferred Stock:
  Preferred stock, $25 par value,
    authorized 3,000,000 shares; outstanding
    920,000 shares in 1995; dividend rates
    from 4.36% to 8.88% ..............................       -          23,000
  Preferred stock, $100 par value, authorized
    2,000,000 shares; outstanding
    496,800 shares in 1995; dividend rates
    from 3.70% to 14.50% .............................       -          49,680
  Preferred stock, $1 par value, authorized
    10,000,000 shares; none outstanding ..............       -              -
                                                        -------        -------
          Total cumulative preferred stock ...........       -          72,680
                                                        -------        -------
Long-Term Debt:
        First Mortgage Bonds:
        Rate    Maturity

        5.70%   February 1997 ........................   15,000         15,000
        7-1/4   July 2004 ............................  135,000        135,000
        8-1/4   July 2022 ............................   40,000         40,000
        6.875   December 1999 ........................   90,000         90,000
        8.20    December 2022 ........................  100,000        100,000
        8.50    February 2025 ........................   70,000         70,000
        6-1/2   March 2006 ...........................   60,000             -
                Unamortized debt discount, net .......   (1,323)        (1,418)
                                                         ------         ------
                Total first mortgage bonds ...........  508,677        448,582
                                                        -------        -------
        Pollution control obligations, securing
          Red River Authority Pollution Control
        Revenue Bonds, net:
        Series  Rate    Maturity

        Not collateralized by First Mortgage Bonds:
          1991    adjustable      July 2011 ..........   44,500         44,500
        Collateralized by First Mortgage Bonds:
          1979    6-1/2%  March 2004 .................   25,000         25,000
          1979    6-5/8   March 2009 .................   32,300         32,300
          1981    13-1/2  October 2001 ...............   25,000         25,000
        Funds held and invested by Trustee ...........     (120)           (55)
                                                           ----            ---
                Total pollution control
                  obligations, net ...................  126,680        126,745
                                                        -------        -------
        Other long-term debt .........................    2,750          7,225
                                                          -----          -----
                Total long-term debt, including
                  current maturities .................  638,107        582,552
        Current maturities ...........................  (15,176)          (276)
                                                        -------           ----
                Total long-term debt .................  622,931        582,276
                                                        -------        -------

        Total Capitalization ........................$1,358,050     $1,375,708
                                                     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                      Consolidated Statements of Earnings
               For the years ended August 31, 1996, 1995 and 1994

                                        1996            1995           1994
                                        ----            ----           ----
                                      (In Thousands, Except Per Share Amounts)

Operating Revenues ..................  $899,397        $834,083        $843,448
                                       --------        --------        --------
Operating Expenses:
  Operation:
  Fuel ..............................   417,023         370,052         403,207
  Purchased power ...................    18,010           5,241           4,604
  Other .............................   111,255         107,467         107,295
  Maintenance .......................    32,534          29,039          28,276
  Depreciation and amortization .....    65,448          61,069          60,551
  Taxes other than property and
    income taxes ....................    21,109          19,122          19,471
  Property taxes ....................    23,472          24,009          22,468
  Income taxes ......................    59,880          63,873          57,857
                                         ------          ------          ------
          Total operating expenses ..   748,731         679,872         703,729
                                        -------         -------         -------
Operating Income ....................   150,666         154,211         139,719
                                        -------         -------         -------
Other Income, Net:
  Allowance for equity funds used
    during construction .............        60             229             559
  Income taxes ......................    (5,417)         (3,775)           (531)
  Other, net ........................    10,050          10,746           2,844
                                         ------          ------           -----
          Total other income, net ...     4,693           7,200           2,872
                                          -----           -----           -----
Interest Charges:
  Interest on long-term debt ........    44,964          40,644          37,881
  Allowance for borrowed funds used
    during construction .............    (2,516)         (2,463)         (1,044)
  Other interest ....................     7,138           3,753           3,586
                                          -----           -----           -----
          Total interest charges ....    49,586          41,934          40,423
                                         ------          ------          ------
Net Earnings ........................   105,773         119,477         102,168
  Dividends and premiums on cumulative
    preferred stock .................     2,494           4,878           4,878
                                          -----           -----           -----
Earnings Applicable to Common Stock .  $103,279        $114,599         $97,290
                                       ========        ========         =======
Weighted Average Shares Outstanding .    40,918          40,918          40,918
                                         ======          ======          ======
Earnings per Common Share ...........     $2.52           $2.80           $2.38
                                          =====           =====           =====
Dividends Declared per Common Share       $2.20           $2.20           $2.20
                                          =====           =====           =====


          See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

   Consolidated Statements of Common Shareholders' Equity For the years ended
                         August 31, 1996, 1995 and 1994

                                                                     Shares of  Amount of    Premium
                                                                      Common    Common      on Capital Retained
                                                                       Stock     Stock       Stock     Earnings        Total
                                                                                      (In Thousands)

Balance at August 31, 1993 ........................................    40,918   $40,918   $306,376   $ 341,608     $ 688,902

Net earnings ......................................................       -        -         -         102,168       102,168
Dividends declared:
        Cumulative preferred stock ................................       -        -         -          (4,878)
        Common stock, $2.20 per share .............................       -        -         -         (90,020)      (90,020)
                                                                       ------    ------    -------     -------       -------

Balance at August 31, 1994 ........................................    40,918    40,918    306,376     348,878       696,172

Net earnings ......................................................       -        -         -         119,477       119,477
Dividends declared:
        Cumulative preferred stock ................................       -        -         -          (4,878)
        Common stock, $2.20 per share .............................       -        -         -         (90,019)      (90,019)
                                                                       ------    ------    -------     -------       -------
Balance at August 31, 1995 ........................................    40,918    40,918    306,376     373,458       720,752

Net earnings ......................................................       -        -         -         105,773       105,773
Retirement of cumulative preferred stock and other ................       -        -       1,108          (921)          187
Dividends declared:
        Cumulative preferred stock ................................       -        -         -          (1,573)
        Common stock, $2.20 per share .............................       -        -         -         (90,020)      (90,020)
                                                                       ------   -------   --------   ---------      ---------

Balance at August 31, 1996 ........................................    40,918   $40,918   $307,484   $ 386,717     $ 735,119
                                                                       ======   =======   ========   =========     =========


See accompanying notes to consolidated financial statements .......

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                     Consolidated Statements of Cash Flows
               For the years ended August 31, 1996, 1995 and 1994

                                                                   1996       1995      1994
                                                                   ----       ----      ----
                                                                         (In Thousands)

Operating Activities:
        Cash received from customers .......................   $ 886,116  $ 824,103  $ 851,602
        Cash paid to suppliers and employees ...............    (564,122)  (510,319)  (536,618)
        Interest paid ......................................     (48,126)   (42,090)   (39,569)
        Income taxes paid ..................................     (55,425)   (50,088)   (47,126)
        Taxes other than income taxes paid .................     (45,600)   (41,898)   (41,388)
        Other operating cash receipts and payments, net ....       7,243      9,819     12,751
                                                                   -----      -----     ------
                Net cash provided by operating activities ..     180,086    189,527    199,652
                                                                 -------    -------    -------
Investing Activities:
        Construction expenditures ..........................    (111,986)   (94,662)   (91,788)
        Nonutility property and investments ................      (1,768)   (28,219)   (12,763)
        Acquisition of TNP properties ......................     (29,200)         -          -
                                                                 -------    -------   --------
                Net cash used in investing activities ......    (142,954)  (122,881)  (104,551)
                                                                --------   --------   --------
Financing Activities:
        Issuance of long-term debt .........................      60,000     76,204          -
        Retirement of long-term debt .......................      (4,445)   (16,880)   (25,544)
        Change in short-term debt ..........................      69,624    (14,994)    14,994
        Retirement of cumulative preferred stock ...........     (75,434)         -          -
        Dividends paid (common and preferred) ..............     (92,514)   (94,898)   (94,898)
                                                                 -------    -------    -------
                Net cash used in financing activities ......     (42,769)   (50,568)  (105,448)
                                                                 -------    -------   --------
Net Increase (Decrease) in Cash and Temporary Investments ..      (5,637)    16,078    (10,347)
Cash and Temporary Investments at Beginning of Year ........      36,860     20,782     31,129
                                                                  ------     ------     ------
Cash and Temporary Investments at End of Year ..............     $31,223    $36,860    $20,782
                                                                 =======    =======    =======

Reconciliation of Net Earnings to Net Cash Provided by
  Operating Activities:
        Net earnings .......................................   $ 105,773  $ 119,477  $ 102,168
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
        Depreciation and amortization ......................      65,448     61,069     60,551
        Deferred income taxes and investment tax credits ...      16,173      9,467     11,314
        Allowance for equity funds used during
          construction .....................................         (60)      (229)      (559)
        Cash flows impacted by changes in:
        Accounts receivable ................................      (4,697)    (3,905)     4,080
        Accrual for unbilled revenues ......................       5,474     (7,308)     2,304
        Materials and supplies .............................         134     (3,409)    (1,495)
        Accounts payable ...................................       3,792       (114)     1,071
        Fuel and purchased power expense accrued ...........       6,232       (720)      (306)
        Taxes accrued ......................................      (7,271)     9,398      4,612
        Over (under) collected fuel and purchased power
          cost .............................................     (13,162)     2,165      2,768
        Other, net .........................................       2,250      3,636     13,144
                                                                   -----      -----     ------
                Net cash provided by operating activities ..   $ 180,086  $ 189,527  $ 199,652
                                                               =========  =========  =========

          See accompanying notes to consolidated financial statements

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                                August 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies

GENERAL

     Southwestern Public Service Company (the Company) was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Electric service is provided through an interconnected system to a population of about one million people in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. Approximately 71% of the Company's operating revenues during fiscal 1996, excluding sales to other utilities, were derived from operations in Texas and New Mexico. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the Public Utility Commission of Texas
(PUCT), the New Mexico Public Utility Commission (NMPUC), the Oklahoma Corporation Commission (OCC) and the Kansas Corporation Commission (KCC).

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Utility Engineering Corporation and its subsidiaries (UE) and Quixx Corporation and its subsidiaries (Quixx). UE is primarily engaged in engineering, design and construction management. Quixx invests in cogeneration projects and holds water rights and certain other nonutility assets. The aggregate net earnings of UE and Quixx of $11,956,000, $5,216,000 and $3,335,000 in 1996, 1995 and 1994, respectively, are included in other income, net in the Consolidated Statements of Earnings. Net earnings in 1996 includes a $7,700,000 after-tax gain on the sale of water rights by Quixx. All significant intercompany transactions and balances are eliminated in consolidation.

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

     The provision for depreciation is computed on a straight-line method at rates based on the estimated service lives and salvage values of the several classes of depreciable property as indicated by periodic depreciation studies. Depreciation as a percentage of average depreciable cost was 2.91% in 1996, 2.86% in 1995 and 2.83% in 1994.

OPERATING REVENUES

     Electric rates include estimates of fuel costs incurred by the Company in the generation or purchase of electricity. Differences between amounts collected and allowable costs are recorded as over/undercollected fuel and purchased power costs in accordance with rate-making policies of regulatory authorities. Such over/undercollected fuel and purchased power costs are reflected as a current liability or current asset in the accompanying consolidated financial statements.

     Included in operating revenues is an estimate of revenues for electric services provided but not billed. In 1995 the Company made accounting adjustments to the estimate of delivered not billed kilowatt-hour (kwh) sales which increased operating revenues by approximately $8,300,000 and net income by approximately $5,400,000, or 13 cents per share.

DEFERRED DEBITS

Losses on Early Retirements of Debt

     Losses on early retirements of debt refinanced by new lower interest rate debt are amortized on a straight-line basis over the term of the new debt. Losses on early debt retirements not refinanced by new debt are amortized on a straight-line

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies

basis over the remaining original term of the retired debt. Amortization of such amounts is included in other interest charges in the Consolidated Statements of Earnings. The unamortized balance of losses on early retirements of debt are approximately $19,757,000 and $21,262,000 as of August 31, 1996 and 1995,
respectively (see Note 5).

Debt Premium, Discount and Expense

     Expenses incurred in connection with the issuance of long-term debt, and premiums and discounts relating to such debt, are being amortized or accreted on a straight-line basis over the term of the respective debt issues.

Other Assets

     Included in deferred debits are assets that are expected to benefit future periods and certain other costs that, for rate-making purposes, are recorded as deferred charges and amortized over periods allowed by regulatory authorities.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     The allowance for funds used during construction (AFUDC) is designed to allow the Company to capitalize the net composite interest and equity costs of capital funds used to finance plant additions during construction periods and does not represent current cash income. Established regulatory rate practices permit the Company to recover these costs in future periods by fixing rates to include a fair return on, and a recovery of, these capital costs through their inclusion in the rate base and cost of service. The composite rates used for AFUDC were 6.0% in 1996, 6.5% in 1995 and 6.2% in 1994. Such rates reflect semiannual compounding.

INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates applicable to the differences between the financial statement amounts and the tax bases of existing assets and liabilities. Certain provisions of Statement 109 provide that regulated enterprises are permitted to recognize adjustments resulting from the adoption of Statement 109 as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers through future rates.

     Investment tax credits have been deferred and are being amortized to income over the life of the related property.

CASH FLOWS

     The Company uses the direct method of presentation for cash flows from operating activities. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents ("temporary investments"). The Company records such investments at cost which approximates market value.

EARNINGS PER COMMON SHARE

     Earnings per share of common stock is computed for each year based upon the weighted average number of common shares outstanding. The effect of stock awards and options outstanding under the Company's 1989 Stock Incentive Plan is not significant (see Note 8).

SHAREHOLDER RIGHTS PLAN

     The Company has a Shareholder Rights Plan (the Rights Plan) designed to ensure that all shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Rights Plan, each shareholder holds one right for each share of the Company's common stock held of record. Each right entitles the holder

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies


to purchase one share of the Company's common stock for $70 in the event a person or group acquires 10% or more of the Company's common stock. Under certain circumstances, the holders of the rights will be entitled to purchase common shares of the Company at one half of the current market price. In addition, any time after a person or group acquires 10% or more of the Company's outstanding common shares, the board of directors may, at its option, exchange part or all of the rights for shares of common stock of the Company. The Company will be entitled to redeem the rights for $0.01 per right at any time until the tenth day following a public announcement of the acquisition of 10% of its common shares. The rights expire in 2001, unless earlier redeemed or exchanged by the Company, and have no effect on operating results or earnings per share. The Rights Plan has been amended to provide that the merger agreement with Public Service Company of Colorado (PSCo) will not trigger the provisions of the Rights Plan.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value amounts of certain financial instruments included in the accompanying Consolidated Balance Sheets as of August 31, 1996 and 1995 are as follows:

     The fair values of cash and temporary investments approximate the carrying amount because of the short maturity and market rates of those instruments.

     The estimated fair values of long-term debt and preferred stock are based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock are as follows:

                                  1996                          1995
                        Carrying Amount Fair Value   Carrying Amount Fair Value
                        --------------------------   --------------------------
                                             (In Thousands)
Long-term debt           $622,931        $624,232     $582,276        $579,924
Preferred stock             -               -         $ 72,680        $ 61,382

     The fair values of other financial instruments for which estimated fair values have not been presented are not materially different than the related book values.

     The fair value estimates presented herein are based on pertinent information available to management as of August 31, 1996 and 1995. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that rate-regulated enterprises recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The adoption of Statement 121, which will be required in fiscal 1997, is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The adoption of Statement 123, which will be required in 1997, is not expected to have a material effect on the Company's consolidated financial position or results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996


of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made to reflect more current information in subsequent periods. No material adjustments were made to estimates during the current period.

(2) Merger and Acquisitions

MERGER WITH PUBLIC SERVICE COMPANY OF COLORADO

     The Company and Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company, New Century Energies, Inc. (NCE), which will be the parent company for the Company and PSCo. The transaction, which was approved by the shareholders of the Company and PSCo on January 31, 1996, is subject to approval by various regulators and the taking of other action by the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, and the state public utility commissions in Texas, Colorado, New Mexico, Wyoming, and Kansas.

     The Merger, with a targeted completion date in spring 1997, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

     Upon completion of the Merger, holders of the Company and PSCo common stock will receive 0.95 of one share and one share of the new holding company common stock, respectively, for each share of stock held. As of August 31, 1996, the Company and PSCo had 40,917,908 and 64,276,318 shares, respectively, of common stock outstanding. Based on that number of shares outstanding and the conversion ratios, the Company and PSCo shareholders would own 37.7 percent and 62.3 percent, respectively, of the common equity of the new holding company. The debt (including mortgage bonds) and any preferred stock outstanding at the time of the effectiveness of the Merger will remain outstanding debt and preferred stock of the Company.

     The board of directors of NCE will consist of 14 directors; six and eight current directors of the Company and PSCo, respectively.

ACQUISITION OF TNP PROPERTIES

     In September 1995, the Company purchased properties of Texas-New Mexico Power Company (TNP) located in the Texas Panhandle area for $29,200,000. The purchase added approximately 8,000 customers. The purchase amount in excess of book value was approximately $15,000,000. Cost recovery of this amount was allowed by the PUCT through a rate surcharge over a ten-year period. This purchase did not have a significant impact on results of operations of the Company.

TUCO INC.

     In August 1995, the Company agreed to purchase TUCO, a wholly owned subsidiary of Cabot Corporation, for $77 million subject to regulatory approval and other conditions. TUCO owns the coal inventory maintained at the Company's Harrington and Tolk generating stations. The PUCT declined to grant a needed waiver in fuel-cost rules and the Company did not complete the purchase.

(3) Pro Forma Information (Unaudited)

     The following unaudited pro forma condensed balance sheet information at September 30, 1996, gives effect to the Merger as if it had occurred at September 30, 1996. The unaudited pro forma condensed operating information for the twelve-months ended September 30, 1996, and each of the two years ended December 31, 1995, give effect to the Merger as if it had occurred on January 1, 1994. These statements are prepared on the basis of accounting as required under a pooling of interests and do not reflect any cost savings or other synergies anticipated by management as a result of the

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(3) Pro Forma Information (Unaudited), continued



Merger. Accordingly, the pro forma information is not necessarily indicative of the financial position or results of operations that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future operating results or financial condition.

NEW CENTURY ENERGIES, INC.

                                                                                                                  Unaudited
                                                                          SPS                  PSCo               Pro Forma
                                                                       (Historical)         (Historical)          Combined
                                                                       ------------         ------------          --------
                                                                            (In thousands, except per share amounts)

As of September 30, 1996:
Property, plant and equipment - net .................................   $1,656,261           $3,538,939           $5,195,200
Current assets                                                             155,037              445,922              594,200
Other assets ........................................................      191,561              420,768              612,329
                                                                           -------              -------              -------
        Total assets ................................................   $2,002,859           $4,405,629           $6,401,729
                                                                        ==========           ==========           ==========

Common shareholders' equity .........................................   $  743,314           $1,415,521           $2,149,299
Preferred stock and premium .........................................         --                179,921              179,921
Long-term debt ......................................................      620,467            1,270,716            1,891,183
                                                                           -------            ---------            ---------
        Total capitalization ........................................    1,363,781            2,866,158            4,220,403
Current liabilities .................................................      249,638              731,619              984,034
Other liabilities ...................................................      389,440              807,852            1,197,292
                                                                           -------              -------            ---------
        Total equity and liabilities ................................   $2,002,859           $4,405,629           $6,401,729
                                                                        ==========           ==========           ==========

For the Twelve Months Ended September 30, 1996:
Operating revenues ..................................................   $  899,938           $2,107,417           $3,007,355
Operating income ....................................................   $  147,033           $  355,008           $  502,041
Net income, after preferred dividend requirements ...................   $  103,805           $  177,483           $  281,288
Earnings per common share:
        As reported .................................................   $     2.54           $     2.78                    -
        New Century Energies ........................................            -                    -           $     2.74

For the Twelve Months Ended December 31, 1995:
Operating revenues ..................................................   $  852,510           $2,110,601           $2,963,111
Operating income ....................................................   $  157,768           $  325,818           $  483,586
Net income, after preferred dividend requirements ...................   $  117,109           $  166,893           $  284,002
Earnings per common share:
        As reported .................................................   $     2.86           $     2.65                    -
        New Century Energies ........................................            -                    -           $     2.79

For the Twelve Months Ended December 31, 1994:
Operating revenues ..................................................   $  824,008           $2,057,384           $2,881,392
Operating income ....................................................   $  136,041           $  270,792           $  406,833
Net income, after preferred dividend requirements ...................   $   92,754           $  158,255           $  251,009
Earnings per common share:
        As reported .................................................   $     2.27           $     2.57                    -
        New Century Energies ........................................            -                    -           $     2.50


                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996


(4) Short-Term Debt

                                     Weighted                                                Weighted
Category of              Balance at  Average   Maximum Amount        Average Amount           Average
Short-term                 End of    Interest    Outstanding           Outstanding          Interest Rate
Borrowings                 Year        Rate    During the Year (A)   During the Year (B)   For the Year (C)
----------                 ----        ----    -------------------   -------------------   ----------------
                                                       (Dollars In Thousands)

1996:
Notes payable to banks       -          -              -                       -              -
Commercial paper          $69,624     5.31%         $138,834               $72,418          5.54%

1995:
Notes payable to banks       -          -           $  8,000               $   679          6.25%
Commercial paper             -          -             66,826                16,548          5.78

     (A) Maximum amount outstanding at any month-end for the year.

     (B) The average amount outstanding for the period was computed by dividing the total of daily outstanding principal balances by 365.

     (C) The weighted average interest rate during the period was computed by dividing actual interest expense by the average short-term debt outstanding for the period.

Unsecured borrowings permitted under bank lines of credit were $180,000,000 in 1996 and $128,000,000 in 1995.

(5) Capitalization

PREFERRED STOCK

     The Company redeemed on December 27, 1995, all of its outstanding preferred stock that was redeemable by its terms. The Company also purchased on January 9, 1996, all of the outstanding 2,600 shares of its 14.50% cumulative preferred stock that was not redeemable by its terms. The aggregate cost to retire the preferred stock was approximately $76,000,000, including accrued dividends.

     On January 31, 1996, the shareholders approved an amendment to the Restated Articles of Incorporation to delete the designations, preferences, limitations, and relative rights of authorized shares of existing authorized preferred stock and to provide for a class of 10,000,000 authorized shares of preferred stock, $1.00 par value, issuable from time to time in such series and having such designations, preferences, limitations, and relative rights as the Board of Directors may determine.

LONG-TERM DEBT

     First Mortgage Bonds (Bonds) issued under the Indenture of Mortgage and Deed of Trust, dated August 1, 1946, as supplemented and amended (Mortgage) are secured by substantially all of the Company's utility plant. The Mortgage limits the maximum principal amount of Bonds that may be outstanding thereunder to $3,000,000,000 and contains provisions relating to the restriction of the payment of dividends on common stock. At August 31, 1996, approximately $948,000 of total retained earnings of $386,717,000 was so restricted.

     The Company is limited in the amount of Bonds that it can issue by certain restrictions contained in the Mortgage. The Mortgage permits the issuance of Bonds against 60% of certain property additions, against certain retired Bonds or against deposited cash. Property additions and retired Bonds available for the issuance of Bonds were approximately $398,200,000 and $55,300,000, respectively, at August 31, 1996, which would permit issuance of $294,210,000 of additional Bonds. Substantial amounts of property additions are used by the Company to satisfy a maintenance fund covenant and improvement fund obligations under the Mortgage. The Mortgage also provides that, with certain exceptions, additional Bonds may not be issued unless net earnings, as defined, are at least twice the annual interest requirements on all Bonds outstanding and then to be issued and on all prior lien indebtedness. Such ratio for the year ended August 31, 1996, was 4.92.

     The Red River Authority of Texas has issued certain obligations, based on long-term installment sale agreements executed by the Company, that relate to the pollution control facilities installed at the Company's coal-fueled generating units. The Company's payments under the pollution control obligations are pledged to secure the Red River Authority Pollution Control Revenue Bonds.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(5)  Capitalization, continued

     In October 1996, the Company called its $25,000,000 principal amount of 13-1/2% pollution control revenue bonds (PCRBs) and issued $25,000,000 of new variable rate PCRBs. In connection with the new issuance of variable rate PCRBs, the Company has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25,000,000 notional amount at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The Company is exposed to interest rate risk in the event of nonperformance by counterparties; however, the Company does not anticipate such nonperformance.

     The trust indenture for the 1991 Series of pollution control obligations permits the Company to choose between various interest rate options, including the option to convert to a fixed rate. Currently, the interest rate is adjusted weekly and as of August 31, 1996 and 1995, the interest rate was 3.35% and 3.45%, respectively.

     The 1991 Series may be subject to tender for purchase at the option of the holder and will be subject to mandatory tender at certain times. The Company entered into a credit agreement with a bank to provide liquidity support in connection with the optional and mandatory tenders. The Company has also entered into a remarketing agreement to provide for the remarketing of any tendered bonds. The credit agreement is scheduled to expire on July 1, 1998. Based upon the Company's intent and ability to remarket such obligations, the 1991 Series obligations have been classified as long-term debt.

     The Company redeemed in September 1996, the $25,000,000 6-1/2% PCRBs due 2004 and the $32,300,000 6-5/8% PCRBs due 2009 and replaced these series in September 1996, with $57,300,000 5-3/4% PCRBs due 2016.

     In October 1996, the Company issued $100,000,000 of 7.85% SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures. The funds from this financing were used to reduce short-term debt.

     At August 31, 1996, aggregate maturities of long-term debt for each of the years in the five-year period are as follows: 1997, $15,176,000; 1998, $2,444,000; 1999, $113,000; 2000, $90,000,000; and 2001, $0. Sinking fund and improvement fund requirements are not significant.

     The Company has an effective shelf registration statement under which $220,000,000 of debt securities and/or preferred stock are available for issuance.

(6) Income Taxes

        The components of income tax expense (benefit) for the years ended August 31, 1996, 1995 and 1994 are as follows:

                                  1996       1995       1994
                                  ----       ----       ----
                                       (In Thousands)

Taxes on operating income:
Federal - current ............   $40,191    $51,594    $43,878
Federal - deferred ...........    17,297     10,671     12,387
Investment tax credits .......      (250)      (250)      (250)
State - current                    2,642      1,858      1,842
                                   -----      -----      -----
                                  59,880     63,873     57,857
                                  ------     ------     ------
Taxes on other income:
Federal - current ............     6,244      4,703      1,354
Federal - deferred ...........      (874)      (954)      (823)
State - current                       47         26          -
                                   -----      -----     ------
                                   5,417      3,775        531
                                   -----      -----        ---
        Total income taxes ...   $65,297    $67,648    $58,388
                                 =======    =======    =======

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(6)  Income Taxes, continued

     The provisions (credits) for deferred income taxes that arise from temporary differences between financial and tax reporting for the years ended August 31, 1996, 1995 and 1994, are as follows:

                                                 1996       1995       1994
                                                 ----       ----       ----
                                                      (In Thousands)
Deferred income taxes on operating income:
Depreciation differences ..................    $10,797     $12,205     $10,856
Under/(over)collected fuel and
purchased power cost ......................      5,138      (1,848)      (186)
Losses on reacquisition of long-term debt .       (439)       (439)      (439)
Postretirement benefits other than pensions        832          (2)      (761)
Other .....................................        969         755      2,917
                                                   ---         ---      -----
        Subtotal ..........................     17,297      10,671      2,387
Deferred taxes on other income ............       (874)       (954)      (823)
                                                  ----        ----       ----
        Total deferred income taxes .......    $16,423      $9,717   $ 11,564
                                               =======      ======   ========

     Total income tax expense for the years ended August 31, 1996, 1995, and 1994 differs from the amounts computed by applying the statutory federal tax rate to earnings before income taxes for the following reasons:

                                                 1996        1995       1994
                                                 ----        ----       ----
                                                       (In Thousands)
Statutory federal income tax expense at 35%     59,874     $65,494     $56,194
Increase (decrease) due to:
State income taxes .........................     1,748       1,225       1,197
Tax exempt interest and dividends ..........       (29)        (93)        (83)
Non-deductible merger costs ................     2,006        --          --
Amortization of investment tax credits .....      (250)       (250)       (250)
Property-related differences ...............     2,628       2,602       2,562
Dividends paid on EIP shares ...............    (1,662)     (1,118)       (640)
Other ......................................       982        (212)       (592)
                                                   ---        ----        ----
        Actual income tax expense ..........   $65,297     $67,648     $58,388
                                               =======     =======     =======

        Effective tax rate .................      38.2%       36.2%       36.4%
                                                  ====        ====        ====

     Property-related differences increase income tax expense due primarily to the reversal of depreciation and basis differences.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(6)  Income Taxes, continued

     The significant components of the Company's deferred tax assets and liabilities, which are reflected net in the accompanying Consolidated Balance Sheets at August 31, 1996 and 1995, are as follows:

                                                            1996        1995
                                                            ----        ----
                                                             (In Thousands)
Deferred Tax Assets:
Current (included in prepayments and other current assets):
  Over (under) recovered fuel revenue ...............   $  (2,773)   $   2,365
                                                        ---------    ---------
    Total current assets ............................      (2,773)       2,365
                                                           ------        -----
Noncurrent:
  Employee benefit plans ............................       1,794        3,068
  Interest on pollution control obligations .........       1,802        1,812
  Avoided cost method of capitalized interest .......       1,942        1,942
  Contributions in aid of construction ..............       2,172        2,172
  Deferred compensation .............................       4,201        3,578
  Unamortized investment tax credits ................       3,253        3,398
  Deferred promotional cost .........................       3,746        4,624
  Other .............................................       2,609        2,880
                                                            -----        -----
    Total noncurrent assets .........................      21,519       23,474
                                                           ------       ------
    Total deferred tax assets .......................     $18,746      $25,839
                                                          =======      =======

Deferred Tax Liabilities:
Noncurrent:
  Differences related to depreciation ...............   $ 271,520    $ 260,744
  Capitalized construction costs ....................      31,679       28,954
  Previously unrecognized temporary differences
  net of the tax rate adjustment of previously
  normalized temporary differences ..................      56,517       51,581
  Losses on reacquisition of long-term debt .........       5,906        6,345
  Other .............................................      21,808       20,644
                                                           ------       ------

  Total noncurrent deferred tax liabilities .........   $ 387,430    $ 368,268
                                                        =========    =========

(7) Commitments, Contingencies and Financial Guarantees

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

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(7)  Commitments, Contingencies and Financial Guarantees, continued

FUEL PURCHASE COMMITMENTS

     In the ordinary course of business, the Company has made substantial commitments with respect to the purchase of coal and natural gas for use as fuel in its generating units. To provide fuel for its coal-fueled generating units, the Company has various long-term commitments with TUCO for the purchasing and processing of coal which is delivered to the Company's coal bunkers in the form of crushed, ready-to-burn coal. The commitments include the use of rail coal cars, unloading facilities and related services. Such commitments in 1996 dollars for the remaining term of the contract are approximately $1,540,000,000. The contracts for coal supply, transportation and other services expire in 2001, 2002 and 2017, respectively.

FINANCIAL GUARANTEES

     In connection with an agreement for the sale of electric power, the Company guaranteed certain obligations of a customer totaling $48,000,000. These obligations related to the construction of certain utility property that, in the event of default by the customer, would revert to the Company.

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

     Beginning in the year 2000, the Clean Air Act Amendments of 1990 (CAAA) Phase II will require more stringent limits on sulfur dioxide (SO2) emissions at the Company's existing fossil-fueled plants. However, current regulations permit compliance with sulfur emissions limitations in the year 2000 by using SO2 allowances allocated to plants by the Environmental Protection Agency (EPA), using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. Based upon information from the Company's fuel suppliers, the SO2 allowances issued by the EPA approximate the Company's projected SO2 emissions. The Company monitors options to ensure that allowances will be sufficient to economically operate the Company's existing plants without significant emission reductions. The CAAA also requires the EPA to develop new oxides of nitrogen (NOx) emission standards for existing and new plants which may be more stringent than the current standards. The Company anticipates being able to comply with Phase II NOx emission standards with no additional material capital cost. The Company continues to monitor the impact that the CAAA may have on the Company.

     Capital expenditures for environmental protection facilities aggregated approximately $2,800,000, $4,100,000, and $11,600,000 for 1996, 1995 and 1994,
respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change but the Company has included approximately $9,700,000 in its construction program for these expenditures during the five years ending August 31, 2001, of which approximately $4,200,000 is for 1997.

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

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(7)  Commitments, Contingencies and Financial Guarantees, continued

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

(8) Employee Benefit Plans

DEFINED BENEFIT PLANS

     The Company has a noncontributory defined benefit retirement plan (Retirement Plan) which provides retirement and certain other benefits to its officers and employees. The Company's policy is to fund the accrued costs of the Retirement Plan. Assets of the Retirement Plan consist primarily of U.S. government and agency obligations, bonds and common stocks (including 586,236 shares of common stock of the Company with an estimated fair market value of $19,126,000 as of August 31, 1996).

     Additionally, the Company has a noncontributory defined benefit supplemental retirement income plan(Supplemental Plan) for qualifying executive personnel. The Supplemental Plan is unfunded, and benefits due under the plan are paid out of the Company's general funds.

     Net periodic pension cost for the Retirement and Supplemental Plans, as determined using the projected unit credit actuarial cost method for the years ended August 31, 1996, 1995 and 1994, is presented below:

                                      1996       1995        1994
                                      ----       ----        ----
                                            (In Thousands)
Net periodic pension cost:
Service cost for benefits earned
  during the period ............   $  6,846    $  6,606    $  6,394
Interest cost on projected
  benefit obligation ...........     20,266      19,563      18,444
Actual return on plan assets ...    (53,666)    (37,912)      2,729
Net amortization and deferral ..     27,409      12,840     (26,806)
                                     ------      ------     -------
      Net periodic pension cost    $    855    $  1,097    $    761
                                   ========    ========    ========

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(8)  Employee Benefit Plans, continued

     The funded status of the Retirement and Supplemental Plans and amounts recognized in the Company's Consolidated Balance Sheets as of August 31, 1996 and 1995 is presented below:

                                                                                  1996                      1995
                                                                     --------------------------   -------------------------
                                                                                    Supplemental               Supplemental
                                                                     Retirement      Retirement   Retirement    Retirement
                                                                        Plan            Plan         Plan          Plan
                                                                        ----            ----         ----          ----
                                                                                     (In Thousands)

Actuarial present value of benefit obligations:
Vested benefit obligation .......................................     $ 198,196      $   5,774      $ 190,848      $  5,749
Nonvested benefit obligation ....................................        14,458          1,505         13,139         1,255
                                                                         ------          -----        -------       -------
        Accumulated benefit obligation ..........................     $ 212,654      $   7,279      $ 203,987      $  7,004
                                                                      =========      =========      =========     =========

Plan assets at fair value .......................................     $ 345,699           --        $ 306,783          --
Projected benefit obligation ....................................      (265,317)     $  (7,647)      (253,793)     $ (7,421)
                                                                       --------      ---------       --------     ---------
Plan assets in excess of (less than) projected benefit obligation        80,382         (7,647)        52,990        (7,421)
Unrecognized prior service costs ................................         1,184            288          1,320           330
Unrecognized net loss (gain) from past experience ...............       (67,527)         1,682        (36,847)        1,520
Additional minimum liability ....................................          --           (2,023)           -          (2,112)
Unrecognized transition obligation (asset) ......................       (20,944)           421        (24,508)          679
                                                                        -------            ---        -------           ---
        Accrued pension liability ...............................     $  (6,905)     $  (7,279)     $  (7,045)     $ (7,004)
                                                                      =========      =========      =========     =========

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

HEALTH AND WELFARE BENEFIT PLANS

     The Company provides health care and life insurance benefits to its active and retired employees (primarily group term life insurance, medical and dental benefits provided to retired employees) through various health and welfare benefit plans. Postretirement costs are comprised of: (1) the portion of the expected postretirement benefit obligation attributable to employee service during the year, (2) amortization of the transition obligation and (3) interest costs associated with the unfunded accumulated obligation for future benefits. An assumed discount rate of 8% was used to develop the associated interest costs. The assumed health care cost trend rate used to measure the expected cost of benefits was 11% for 1996 and was assumed to diminish to a level of 5.5% in 2007 and thereafter. The transition obligation of approximately $58,000,000 is being amortized over a 20-year period. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation (APBO) at August 31, 1996, by approximately $10,000,000 and other postretirement benefits cost for 1996 by approximately $300,000.

     Postretirement costs have historically been included in rates when paid. Federal and state agencies that regulate the Company have issued guidelines permitting recovery of such additional costs on an accrual basis. In Texas and New Mexico, which represent approximately 71% of the Company's revenues, the Company was permitted in its rate settlements to recover the additional costs. The Company is required to deposit the amounts included in Texas and New Mexico rates in an irrevocable external trust dedicated to the payment of these postretirement benefits. In remaining jurisdictions, the Company is permitted to recognize regulatory assets for the difference between any amounts paid currently and those accrued. At August 31, 1996 and 1995, deferred debits in the Consolidated Balance Sheets include $3,300,000 and $2,500,000, respectively, that represent the future revenues expected to be realized at the time the additional postretirement benefits are included in the Company's rates.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(8)  Employee Benefit Plans, continued

     The Company's net periodic postretirement benefits cost other than pensions for the years ended August 31, 1996, 1995 and 1994, including amounts capitalized, were comprised of the following components:

                                               1996       1995       1994
                                               ----       ----       ----
                                                     (In Thousands)
Service cost for benefits earned
  during the period ....................    $ 1,266      $ 1,213     $ 1,280
Interest cost on the APBO ..............      5,109        4,843       4,715
Actual return on plan assets ...........     (1,964)        (723)       (134)
Net amortization and deferral ..........      3,049        2,476       2,138
                                              -----        -----       -----
  Net postretirement benefits cost .....    $ 7,460      $ 7,809     $ 7,999
                                            =======      =======     =======

     The funded status for other postretirement benefits and amounts recognized by the Company at August 31, 1996 and 1995, is presented below:

                                                            1996         1995
                                                            ----         ----
                                                               (In Thousands)
APBO:
Retirees ...........................................      $36,240       $40,210
Fully eligible active employees ....................        2,529         2,307
Other active employees .............................       22,929        22,753
                                                           ------        ------
        Total APBO .................................      $61,698       $65,270
                                                          =======       =======

Plan assets at fair value ..........................      $23,400       $17,129
APBO ...............................................      (61,698)      (65,270)
                                                          -------       -------
APBO in excess of plan assets ......................      (38,298)      (48,141)
Unrecognized net loss ..............................      (10,238)       (2,671)
Unrecognized transition obligation .................       45,464        48,138
                                                           ------        ------
        Accrued postretirement benefits cost .......     $ (3,072)     $ (2,674)
                                                         ========      ========


DEFINED CONTRIBUTION PLANS

     The Company has an Employee Stock Ownership Plan and a 401(k) plan. Total contributions to the plans by the Company for the years ended August 31, 1996, 1995 and 1994 were approximately $1,909,000, $1,469,000 and $983,000, respectively. Effective March 1, 1995, the plan assets of the Employee Stock Ownership Plan and 401(k) plan were combined into one plan called the Employee Investment Plan.

OTHER BENEFIT PLANS

     The Company's 1989 Stock Incentive Plan provides for awards of share options and restricted shares, and delivery of shares in certain cases. The number of shares of common stock of the Company registered in connection with this plan is 800,000, the maximum amount that may be awarded prior to July 25, 1998.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(8)  Employee Benefit Plans, continued

     Stock options have been awarded to key employees under the 1989 Stock Incentive Plan. Options granted under the plan have an exercise price equal to the fair market value of the common stock on its award date. At August 31, 1996, there were 19 participants that had share options. Options generally become exercisable evenly over nine years and expire ten years after the date of the grant.

                                                          Number of Options
                                                          -----------------
                                     1996 Price Range   1996     1995     1994
                                     ----------------   ----     ----     ----
Summary of stock option activity:
Outstanding - beginning of year        $28.63-$33.31   67,759   70,724   74,816
Granted - ..........................      -     -         -       -       5,645
Exercised* .........................   $28.63-$33.31  (21,647)    (245)  (6,581)
Canceled or expired ................      -     -         -       -      (2,720)
                                                       ------   ------   ------
Outstanding - end of year ..........   $28.63-$33.31   46,112   67,759   70,724
                                       ====== ======   ======   ======   ======

Exercisable ........................      -     -        -       9,345    1,348
                                                                 =====    =====

     *The prices of options exercised in 1995 and 1994 are $33.31 and $30.81.

     At August 31, 1996, approximately 132,017 restricted shares of common stock have been awarded to employees, generally subject to a ten-year vesting requirement. Previously, the cost of shares awarded were charged to expense over a ten-year period based on the fair market value at date of the award. However, because there is a provision in the 1989 Stock Incentive Plan which provides that the restricted shares fully vest upon shareholder approval of a change in control of the Company, these shares vested late in fiscal 1996. Consequently, the Company has recognized an expense of approximately $1,400,000 in the current year.

     The Company has a Directors' Deferred Compensation Plan under which directors of the Company or its subsidiaries may elect to defer the distribution of all or a percentage of the annual retainer or meeting fees, or both, otherwise currently payable to such directors.

(9) Competitive Environment and Regulatory Assets and Liabilities

     Electric utilities have historically been recognized as natural monopolies and have operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers, and the FERC is requiring utilities, including the Company, to provide wholesale open-access transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services.

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

     Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. Texas legislation enacted in 1995 recognizes the movement to a more competitive marketplace by requiring the PUCT to issue new regulations including: allowance of less than fully costed rates in wholesale and retail markets; recognition of and essentially waiving all Texas utility regulation of EWGs and power marketers; and implementation of transmission access comparable to the owning utility's use of its transmission system for non-FERC regulated utilities (the Company is FERC regulated). The Company believes that these statutory and conforming regulations may result in increased wholesale competition. However, due to the Company's low cost structure, increased wholesale competition is not expected to adversely affect it in the near term and may favorably impact it in the long term. The Company also anticipates that opening access to retail customers ("retail wheeling") will be considered by Texas legislators in 1997. The Company is unable to predict what financial impact or effect the adoption of any such legislation would have on its operations.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(9)  Competitive Environment and Regulatory Assets and Liabilities, continued

     The New Mexico legislature in 1996 rejected retail wheeling proposals; however, it continued post-session committee investigation of the matter. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition, and legislative proposals to effect retail wheeling are expected to be introduced in 1997. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations.

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

     Regulatory assets and liabilities reflected as deferred debits and deferred credits, respectively, in the Consolidated Balance Sheets as of August 31, 1996 and 1995, are as follows:

                                                        1996       1995
                                                        ----       ----
                                                         (In Thousands)
Regulatory assets:
Income taxes ......................................    $89,763    $83,286
Deferred refinancing costs ........................     19,757     21,262
Deferred costs related to a development project          4,256      4,921
Deferred employee benefit costs ...................      5,310      4,310
Other .............................................      7,120      4,110
                                                         -----      -----
        Total .....................................   $126,206   $117,889
                                                      ========   ========

Regulatory liabilities:
Deferred investment tax credits ...................   $  5,803   $  6,053
Deferred fuel revenue .............................      6,759      5,969
                                                         -----      -----
        Total .....................................   $ 12,562   $ 12,022
                                                      ========   ========

     As of August 31, 1996, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years. Under current rates, the Company is recovering approximately $8,000,000 of regulatory costs per year. Based on prior and current rate treatment of such costs, management believes it is probable that the Company will continue to recover from ratepayers the regulatory assets described above.

     In July 1995, the Company negotiated a settlement with the PUCT and various intervenors. As part of this agreement, the Company is required to perform certain demand side management activities and is allowed to defer the costs of these activities and include them in rate base and cost of service in future PUCT proceedings.

(10) Rate Matters

     The Company may effect changes in its rates only as approved by the regulatory authorities governing its jurisdictions. Amounts ultimately realized will differ from amounts approved because kilowatt-hour sales and other factors will vary from those approved in the rate proceedings.

     A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which required the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent rule waiver. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                August 31, 1996

(10)Rate Matters, continued

on March 14 denying rehearing on the fuel disallowance (which was adjusted to $1.9 million), and ordered the flow through of 100% of the margin effective with the first billing cycle after the date of the order. The Company filed a motion for rehearing of the March 14 order on April 3, which was also denied. On May 24, 1996, the Company filed an appeal in the Travis County District Court on the PUCT's decision with respect to the $1.9 million of disallowed fuel costs in which the hearing of merits will be held on November 1, 1996. The ultimate outcome of this matter will not significantly affect consolidated financial results. Currently the Company has approximately $7 million in underrecovered fuel costs and is filing with the PUCT for a change in the fuel factor.

     On December 19, 1989, the FERC issued its final order regarding the 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and TNP were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2,800,000, including interest. In a settlement with the Company's New Mexico cooperative customers the Company received approximately $7,000,000, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative, have not been reached. The Company cannot reasonably estimate the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve consolidated earnings in the year in which it is resolved.

(11) Quarterly Operating Results (Unaudited)

     The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's operating results for the periods indicated.

                                                    Quarter Ended
                                  11-30-95   2-29-96      5-31-96      8-31-96
                                  --------   -------      -------      -------
                                    (In Thousands, Except Per Share Amounts)
1996
Total kilowatt hours sold ....   4,709,152   4,809,272   5,344,286   6,025,729
Operating revenues ...........  $  200,957  $  203,785  $  225,029  $  269,626
Operating income .............      33,238      28,801      31,980      56,647
Net earnings .................      23,168      18,081      19,878      44,645
Earnings applicable to
  common stock ...............      21,949      16,806      19,878      44,645
Earnings per common share ....         .54         .41         .49        1.08*

                                  11-30-94    2-28-95     5-31-95      8-31-95
                                  --------    -------     -------      -------
                                     (In Thousands, Except Per Share Amounts)
1995
Total kilowatt hours sold ....   4,732,246   4,467,149   5,035,896   6,100,285
Operating revenues ...........  $  187,216  $  181,848  $  205,187  $  259,832
Operating income .............      30,088      27,785      36,037      60,301
Net earnings .................      21,169      18,677      26,429      53,202
Earnings applicable to
  common stock                      19,950      17,457      25,210      51,982
Earnings per common share ....         .49         .43         .62        1.26**

* Includes an increase of $0.19 attributable to the sale of water rights by Quixx.

** Includes an increase of $0.13 attributable to a change in the estimated delivered not billed kwh sales (see Note 1) and an increase of $0.11 attributable to a one-time adjustment resulting from the 1985 FERC rate case (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

ITEM 11. EXECUTIVE COMPENSATION.*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

        The following table contains certain information regarding persons who the Company has been advised are beneficial owners of more than 5 percent of the Common Stock as of the date indicated in the footnote to the table.

        Name and Address of           Amount and Nature of
        Beneficial Owner              Beneficial Ownership    Percent of Class

        Franklin Resources, Inc.        3,380,250(1)                8.3
        777 Mariners Island Boulevard
        San Mateo, California 94403-7777
----------

(1) According to Schedule 13G filed as of December 31, 1995, with the Securities and Exchange Commission by Franklin Resources, Inc. ("Franklin"), Franklin had (i) sole voting power with respect to 3,367,000 shares; (ii) sole dispositive power with respect to 1,100 shares; and (iii) shared dispositive power with respect to 3,379,150 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

        *The information required by Items 10, 11, 12 and 13 with respect to directors and officers to the extent not set forth under Item 1 of Part I in this Form 10-K (pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K) under "Executive Officers of the Registrant," is set forth in the Company's proxy statement for its Annual Meeting of Shareholders to be held January 8, 1997, which is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----
  Independent Auditors' Report ....................................     23
  Consolidated Balance Sheets as of August 31, 1996
    and 1995
  Consolidated Statements of Capitalization as of August 31, 1996..     24
    and 1995.......................................................     25
  Consolidated Statements of Earnings for the years ended
    August 31, 1996, 1995 and 1994 ................................     26
  Consolidated Statements of Common Shareholders'
    Equity for the years ended August 31, 1996,
    1995 and 1994 .................................................     27
  Consolidated Statements of Cash Flows for the
    years ended August 31, 1996, 1995 and 1994 ....................     28
  Notes to Consolidated Financial Statements ......................     29-44

FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORTS ON FORM 8-K

        Item reported - Item 5. Other Events
        Financial Statements filed - None
        Date of report filed - July 1, 1996

EXHIBITS

Filed with this Form 10-K:

10(a) Incentive Compensation Plan (an Executive Management Plan) as amended July 23, 1996.

(b)     1989 Stock Incentive Plan as amended April 23, 1991.

(c)     Directors' Deferred Compensation Plan as amended January 10, 1990.

(d)     Supplemental Retirement Income Plan as amended July 23, 1991.

(e)     EPS Performance Unit Plan dated October 27, 1992.

12      Statements re computation of ratio of earnings

21      Subsidiaries of the registrant

23      Consent of DELOITTE & TOUCHE LLP

24      Power of attorney

27      Financial Data Schedule

99      Unaudited Pro Forma Financial Information

Incorporated in this Form 10-K by reference:

2 Agreement and Plan of Reorganization dated as of August 22, 1995, among Southwestern Public Service Company, M-P New Co. and Public Service Company of Colorado, filed as exhibit 2, Form 8-K dated August 22, 1995.

3(a) Restated Articles of Incorporation as amended through February 1, 1996, filed as exhibit 3(i), Form 8-K dated February 1, 1996.

(b) Restated Bylaws as amended through July 23, 1991, filed as exhibit 3, Form 10-K for the fiscal year ended August 31, 1991.

4(a) First Mortgage Indenture dated August 1, 1946, filed as exhibit 7-A, Registration No. 2-6910.

(b)     Supplemental Indentures to the First Mortgage Indenture:

        Dated                  File Reference             Exhibit
        February 1, 1967        2-25983                      2-S
        October 1, 1970         2-38566                      2-T
        February 9, 1977        2-58209                      2-Y
        March 1, 1979           2-64022                      b(28)
        April 1, 1983 (two)     Form 10-Q, May 1983          4(a)
        February 1, 1985        Form 10-K, August 1985       4(c)
        July 15, 1992 (two)     Form 10-K, August 1992       4(a)
        December 1, 1992 (two)  Form 10-Q, February 1993     4
        February 15, 1995       Form 10-Q, May 1995          4
        March 1, 1996           333-05199                    4(c)

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

10(f) Coal Supply Agreement (Harrington Station) between Southwestern Public Service Company and TUCO, dated May 1, 1979, filed as exhibit 3, Form 8-K dated May 14, 1979.

(g) Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, dated July 1, 1978, filed as exhibit 5A, Form 8-K dated May 14, 1979.

(h) Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, filed as exhibit 5B, Form 8-K dated May 14, 1979.

(i) Coal Supply Agreement (Tolk Station) between Southwestern Public Service Company and TUCO, dated April 30, 1979, as amended November 1, 1979 and December 30, 1981, filed as exhibit 10(b), Form 10-Q for the quarter ended February 28, 1982.

(j) Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO, dated December 30, 1981, filed as exhibit 10(c), Form 10-Q for the quarter ended February 28, 1982.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHWESTERN PUBLIC SERVICE COMPANY

                                        By/s/ Bill D. Helton
                                        ----------------------------------
                                             (Bill D. Helton, Chairman
                                             and Chief Executive Officer)


DATE: November 22, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

        Signature            Title                                 Date

/s/ Bill D. Helton      Chairman and Chief
                        Executive Officer                    November 22, 1996
                        (Principal Executive & Financial
                         Officer & Director)

/s/ Doyle R. Bunch II   Executive Vice President,
                        Accounting and Corporate Development
                        (Principal Accounting Officer)

 C. Coney Burgess*       Directors
 J. C. Chambers*
 Danny H. Conklin*
 Don Maddox*
 Shirley Bird Perry*
 David M. Wilks*

By/s/ Doyle R. Bunch II*
  ------------------------------
        (Doyle R. Bunch II,
        Attorney-in-fact)