Form 10-Q
period 1996-11-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-01-14
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1996

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    As of January 10, 1997, 40,917,908 shares of the Company's common stock were outstanding.

               SOUTHWESTERN PUBLIC SERVICE COMPANY
                            FORM 10-Q
            For the Quarter Ended November 30, 1996


TABLE OF CONTENTS

Page

PART I. Financial Information

         Condensed Consolidated Balance Sheets at November 30, 1996 and
           August 31, 1996

         Condensed Consolidated Statements of Earnings for the three and twelve months ended November 30, 1996 and November 30, 1995

         Condensed Consolidated Statements of Cash Flows for the three and twelve months ended November 30, 1996 and November 30, 1995

         Notes to Condensed Consolidated Financial Statements

         Independent Accountants' Report

         Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings





                      FORWARD LOOKING INFORMATION

         Certain matters discussed in this 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending Merger, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Assets

                                                             November 30,   August 31,
                                                             1996           1996
                                                             (Unaudited)
                                                                  (In Thousands)
Utility plant:
         Utility plant in service ........................   $ 2,510,014    $ 2,484,025
         Accumulated depreciation ........................      (926,055)      (911,422)
                  Net plant in service ...................     1,583,959      1,572,603
         Construction work in progress ...................        74,404         49,143
                  Net utility plant ......................     1,658,363      1,621,746
Nonutility property and investments ......................        71,401         71,855

Current assets:
         Cash and temporary investments ..................        20,651         31,223
         Accounts receivable, net ........................        63,921         77,959
         Undercollected fuel and purchased power cost, net        11,253          7,193
         Accrual for unbilled revenues ...................        19,744         23,152
         Materials and supplies, at average cost .........        20,082         21,513
         Prepayments and other current assets ............         6,288          7,452
                  Total current assets ...................       141,939        168,492

Deferred debits ..........................................       147,018        135,724

                  Total assets ...........................   $ 2,018,721    $ 1,997,817

         Continued . . .

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Capitalization and Liabilities

                                                                            November 30,    August 31,
                                                                            1996            1996
                                                                            (Unaudited)
                                                                                 (In Thousands)
Capitalization:
         Common stock, $1 par value, authorized - 100,000,000 shares;
                  issued and outstanding - 40,917,908 shares ............   $   40,918      $   40,918
         Premium on capital stock .......................................      307,484         307,484
         Retained earnings ..............................................      385,682         386,717
                    Total common shareholders' equity ...................      734,084         735,119
         SPS Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trust holding solely Subordinated Debentures of SPS      100,000            -
         Long-term debt .................................................      620,402         622,931
                    Total capitalization ................................    1,454,486       1,358,050

Current liabilities:
         Short-term debt ................................................           53          69,624
         Current maturities of long-term debt ...........................       15,231          15,176
         Accounts payable ...............................................       17,493          15,979
         Interest accrued ...............................................       17,082          10,962
         Fuel and purchased power expense accrued .......................       36,579          46,396
         Taxes accrued ..................................................       29,384          32,486
         Dividends payable on common stock ..............................       22,505          22,505
         Other current liabilities ......................................       40,229          43,441
                    Total current liabilities ...........................      178,556         256,569

Deferred credits:
         Deferred income taxes ..........................................      367,619         365,911
         Unamortized investment tax credits .............................        5,740           5,803
         Other ..........................................................       12,320          11,484
                    Total deferred credits ..............................      385,679         383,198

                    Total capitalization and liabilities ................   $2,018,721      $1,997,817

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)

                                                      Three Months Ended        Twelve Months Ended
                                                      11-30-96     11-30-95     11-30-96      11-30-95
                                                            (In Thousands, Except Per Share Amounts)

Operating revenues ................................   $ 214,381    $ 200,957    $ 912,821     $ 847,823

Operating expenses:
         Operation:
                  Fuel ............................     100,466       89,450      428,039       375,476
                  Purchased power .................       3,289        1,438       19,862         5,579
                  Other ...........................      27,228       26,935      109,926       107,911
         Maintenance ..............................       8,525        7,234       33,825        28,382
         Depreciation and amortization ............      17,101       16,388       66,161        62,166
         Taxes other than property and income taxes       5,580        5,277       21,412        19,590
         Property taxes ...........................       5,801        5,678       23,594        23,843
         Income taxes .............................      11,680       13,165       57,863        64,338
                           Total operating expenses     179,670      165,565      760,682       687,285
Operating income ..................................      34,711       35,392      152,139       160,538

Other income, net:
         Income taxes .............................        (611)      (1,117)      (5,443)       (4,670)
         Other, net ...............................         966         (119)       9,571         8,562
                           Total other income, net          355       (1,236)       4,128         3,892

Interest charges ..................................      12,724       10,988       51,322        42,953
Preferred stock dividends of subsidiary ...........         872         -             872          -
Net earnings ......................................      21,470       23,168      104,073       121,477
Dividends on cumulative preferred stock ...........        -           1,219        1,274         4,878
Earnings applicable to common stock ...............   $  21,470    $  21,949    $ 102,799     $ 116,599
Earnings per common share* ........................   $     .52    $     .54    $    2.51     $    2.85
Weighted average shares outstanding ...............      40,918       40,918       40,918        40,918
Dividends declared per common share ...............    $    .55     $    .55     $   2.20      $   2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Three Months Ended        Twelve Months Ended
                                                                                  11-30-96    11-30-95      11-30-96    11-30-95
                                                                                                  (In Thousands)
Operating Activities:
         Cash received from customers ..........................................  $ 227,526   $ 225,264     $ 888,378   $ 835,409
         Cash paid to suppliers and employees ..................................   (149,325)   (128,683)     (584,764)   (503,790)
         Interest paid .........................................................     (7,398)     (4,154)      (51,370)    (41,986)
         Income taxes paid .....................................................    (13,000)    (19,205)      (49,220)    (58,283)
         Taxes other than income taxes paid ....................................    (10,330)     (9,248)      (46,682)    (42,087)
         Other operating cash receipts and payments, net .......................     (9,493)        441        (2,691)     11,007
                               Net cash provided by operating activities .......     37,980      64,415       153,651     200,270
Investing Activities:
         Construction expenditures .............................................    (54,456)    (32,991)     (133,451)   (105,507)
         Nonutility property and investments ...................................        454      (1,134)         (180)    (27,993)
         Acquisitions ..........................................................       -        (29,200)         -        (29,200)
                               Net cash used in investing activities ...........    (54,002)    (63,325)     (133,631)   (162,700)
Financing Activities:
         Issuance of long-term debt ............................................     82,300        -          142,300      76,204
         Issuance of SPS Obligated Mandatorily Redeemable
           Preferred Securities ................................................    100,000        -          100,000        -
         Retirement of long-term debt ..........................................    (84,774)     (1,645)      (87,574)    (18,375)
         Change in short-term debt .............................................    (69,571)       -               53        -
         Redemption of cumulative preferred stock ..............................       -           -          (75,434)       -
         Dividends paid (common and preferred) .................................    (22,505)    (23,724)      (91,295)    (94,898)
                               Net cash used in financing activities ...........      5,450     (25,369)      (11,950)    (37,069)
Net Increase (Decrease) in Cash and Temporary Investments ......................    (10,572)    (24,279)        8,070         501
Cash and Temporary Investments at Beginning of Period ..........................     31,223      36,860        12,581      12,080
Cash and Temporary Investments at End of Period ................................  $  20,651   $  12,581     $  20,651   $  12,581

Reconciliation of Net Earnings to Net Cash Provided
         by Operating Activities:
                  Net earnings .................................................  $  21,470   $  23,168     $ 104,073   $ 121,477
                  Adjustments to reconcile net earnings to net cash
                        provided by operating activities:
                           Depreciation ........................................     17,101      16,388        66,161      62,166
                           Deferred income taxes and investment tax credits ....      3,445       3,074        16,543      10,122
                           Allowance for equity funds used during construction .       (175)        (60)         (174)       (245)
                  Cash flows impacted by changes in:
                           Accounts receivable .................................     14,038      18,394        (9,053)     (1,121)
                           Accrual for unbilled revenues .......................      3,408       7,339         1,543      (9,821)
                           Materials and supplies ..............................      1,431       1,112           453        (924)
                           Accounts payable ....................................      1,514       4,723           583       6,029
                           Fuel and purchased power expense accrued ............     (9,817)    (10,587)        7,002         921
                           Taxes accrued .......................................     (3,102)     (6,289)       (4,084)      2,022
                           Undercollected fuel and purchased power cost, net ...     (4,060)     (1,165)      (16,057)       (536)
                           Other, net ..........................................     (7,273)      8,318       (13,339)     10,180
                                Net cash provided by operating activities ......  $  37,980   $  64,415     $ 153,651   $ 200,270

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


(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                                Three Months Ended      Twelve Months Ended
                                                11-30-96    11-30-95    11-30-96    11-30-95
                                                               (In Thousands)
Taxes on operating income:
                  Federal-current ...........   $  7,997    $  9,518    $ 38,138    $ 51,188
                  Federal-deferred ..........      3,668       3,287      17,678      11,468
                  Investment tax credits ....        (62)        (62)       (250)       (250)
                  State-current .............         77         422       2,297       1,932
                                                  11,680      13,165      57,863      64,338
Taxes on other income:
                  Federal-current ...........        765       1,262       6,279       5,735
                  Federal-deferred ..........       (161)       (151)       (884)     (1,096)
                  State-current .............          7           6          48          31
                                                     611       1,117       5,443       4,670
                     Total income taxes .....   $ 12,291    $ 14,282    $ 63,306    $ 69,008

(3) Merger  with Public  Service  Company of  Colorado  (PSCo).  The Company and
Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company named New Century Energies, Inc., which will be the parent company for the Company and PSCo. The transaction is subject to various conditions, including receipt of the approval of or the taking of other action by the Securities and Exchange Commission, the Federal Trade Commission, the Department of Justice, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission (FERC), and the state public utility commissions in Texas, Colorado, New Mexico, Wyoming, and Kansas. (See GENERAL. Merger Agreement in the Company's 1996 Annual Report on Form 10-K.)

         The Merger, with a targeted completion date in the spring of 1997, is conditioned on qualifying as a tax-free reorganization and being accounted for as a pooling of interests.

(4) Issuance of securities. The Company redeemed in September 1996, the $25,000,000 6-1/2% pollution control revenue bonds (PCRBs) due 2004 and the $32,300,000 6-5/8% PCRBs due 2009 and replaced these series in September 1996, with $57,300,000 5-3/4% PCRBs due 2016.

         In October 1996, the Company called its $25,000,000 principal amount of 13-1/2% PCRBs and issued $25,000,000 of new variable rate PCRBs. In connection with the new issuance of variable rate PCRBs, the Company has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25,000,000 notional amount at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The Company is exposed to interest rate risk in the event of nonperformance by the counterparty; however, the Company does not anticipate such nonperformance.

         In October 1996, Southwestern Public Service Capital I, a wholly owned trust, issued in a public offering $100,000,000 of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103,000,000 principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The funds from this financing were used to reduce short-term debt.

(5) Rate and regulatory matters. The Company may effect changes in its rates only as approved by the regulatory authorities governing its jurisdictions. Amounts ultimately realized will differ from amounts approved because kilowatt-hour sales and other factors will vary from those used in rate proceedings.

         A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which required the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent rule waiver. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order on March 14 denying rehearing on the fuel disallowance (which was adjusted to $1.9 million), and ordered the flow through of 100% of the margin effective with the first billing cycle after the date of the order. On May 24, 1996, the Company filed an appeal in the Travis County District Court on the PUCT's decision with respect to the $1.9 million of disallowed fuel costs in which the hearing of merits was held on November 1, 1996. The District Court upheld the PUCT's decision on the disallowed fuel costs. It is anticipated that the District Court decision will be appealed to the Texas Court of Appeals. The ultimate outcome of this matter will not significantly affect consolidated financial results. Currently the Company has approximately $11 million in underrecovered fuel costs and has filed with the PUCT for a change in the fuel factors. Settlement was made with the PUCT and intervening parties, and the fuel factors were interimly approved and are now in effect.

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

(6) Other events. As discussed in the Company's 1996 Annual Report on Form 10-K under BUSINESS. Nonutility Businesses, Quixx Corporation, a wholly owned subsidiary of the Company, holds a 49% limited partnership interest in BCH Energy Limited Partnership which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility has not achieved the expected performance level. Quixx is currently negotiating with the project debt and equity holders concerning the restructuring of the project to achieve the required improvements on economically viable terms. Should it not be possible to economically complete the necessary improvements, Quixx may be required to write off a portion or all of its investment of approximately $15,000,000 in this project. The resolution of this matter could adversely affect consolidated earnings for the year.

         The banks providing the debt financing to the project have withheld funds for the BCH project and for the construction of the companion Carolina project discussed in such Form 10-K and construction of the Carolina project has been suspended. Quixx is also in negotiations concerning the viability of the Carolina project and the restoration of the funding for its construction.

     The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). (See ITEM 3. LEGAL PROCEEDINGS in the Company's 1996 Annual Report on Form 10-K.) On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded them damages of approximately $18,800,000. The Company appealed the judgement to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the $18,800,000 judgement. The Company is considering a motion for rehearing.

         Management believes that the payment would be recoverable from ratepayers, although any such recovery would be subject to regulatory review. Therefore, management believes that the ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

(7) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Independent Accountant's Report


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of November 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month and twelve-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1996, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

January 10, 1997
Dallas, Texas

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

                                                          Increase (Decrease) From
                                                          Corresponding Prior Period
                                                          Three Months    Twelve Months
                                                          Ended           Ended
                                                          11-30-96        11-30-96
                                                            (Dollars In Thousands)
Estimated effect on revenues of variations in:
       Kilowatt-hour (kwh) sales*  ....................   $   (711)       $ 37,408
       Rates ..........................................      3,490          (9,441)
       Fuel and purchased power cost recovery .........      8,325          31,747
                 Subtotal ............................      11,104          59,714
       Non-firm kwh sales .............................      2,320           5,284
                 Total revenue increase ...............   $ 13,424        $ 64,998
Increase in kwh sales* (in millions) ..................         52             805
Increase (decrease) in non-firm kwh sales (in millions)        132             (45)

* Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

         Variations in Kwh Sales. The revenue increases for the twelve-month period was due primarily to increased Kwh sales to all retail (ultimate) customers and to rural electric cooperatives (RECs) due primarily to a hotter than normal late spring and early summer. These conditions increased air conditioning load for the twelve-month period. Contributing to the increase were kwh sales resulting from the acquisition of electric properties in the Texas Panhandle from Texas-New Mexico Power Company (TNP). The decrease for the quarter is primarily due to a significant decline in firm sales to firm municipal customers including the Texas cities of Lubbock, Brownfield, Tulia and Floydada. These customers purchased available non-firm power from the Company and others. Although kwh sales increased modestly in the quarter, the migration of these customer purchases to the lower priced non-firm power caused a decline in revenues that was not offset by the increased level of sales.

         Variations in Rates. Increased revenues for the three-month period are due primarily to increased demand charges per kwh received from certain wholesale customers. The decreases for the twelve-month period are primarily the result of last year's settlement of the 1985 Federal Energy Regulatory
Commission (FERC) rate case with the Company's New Mexico wholesale REC customers. This settlement contributed increased revenues of approximately $4.0 million (and interest of $3.0 million that is included in other income). Interruptible rates available to certain classes of retail customers were approved and implemented in Texas and New Mexico in 1996 which acted to lower related revenues for both periods. The Company sought approval to put into effect these new rates in compliance with settlement agreements in the 1993 and 1994 rate cases in Texas and New Mexico, respectively, and to respond to generation resource capacity needs.

     Variations in Fuel and Purchased Power Cost Recovery. Revenue increases for the three- and twelve-month periods are due to increased gas and coal costs.

         Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The increases for the three- and twelve-month periods are due primarily to increased fuel charges included in the non-firm kwh sales. Additionally, interruptible sales to Public Service Company of New Mexico increased for both periods because of an increased demand for power.

         Operating Expenses and Non-Operating Items

         Operating Expenses. Fuel and purchased power expense comprised 57.7% and 58.9% of total operating expenses for the three and twelve months ended November 30, 1996, respectively. When compared to the corresponding periods last year, these expenses increased $12.9 million, or 14.2%, and $66.8 million, or 17.5%, for the three- and twelve-month periods respectively. Increased fuel costs, primarily gas costs, caused increases in both periods. Fuel expense (excluding purchased power expense), per net kwh generated, increased from 1.83 to 2.01 cents and from 1.78 to 2.02 cents for the respective three- and twelve-month periods due to higher natural gas and coal costs.

         Total operating expenses, excluding fuel and purchased power, increased $1.2 million, or 1.7%, for the three-month period, and increased $6.6 million, or 2.1%, for the twelve-month period. The increase in the three-month period was due primarily to steam production maintenance expenses. Additionally, a decline in taxable income lowered taxes in the current period. The increase in the twelve-month period was due primarily to increased steam production maintenance expense and expenses associated with the acquisition of the TNP electric properties. Maintenance expenses were higher due to the normal recurring eighteen-month repair cycle and additional cooling tower maintenance costs.

         Other Income. Other income increased for the three-month period due primarily to reduced taxes and merger and business integration expenses as well as slightly increased subsidiary earnings. Other income during the twelve-month period was favorably impacted by the approximate $7.7 million after-tax gain on the sale of certain water rights by Quixx Corporation. The gain was offset by increased merger and business integration expenses of approximately $5.4 million. The Company reclassified these expenses from operating expenses to other income to conform with a FERC order. Other income was favorably impacted in the prior twelve-month period by the approximate $3.0 million of interest arising from the rate case settlement with New Mexico wholesale customers.

         Earnings

         Current earnings applicable to common stock declined for both periods in part because of increased interest expense due to increased long-term and short-term debt. These higher levels of debt were caused by the retirement of preferred stock, the 1995 acquisition of electric properties from TNP and increased construction expenditures. Twelve-month earnings were positively affected by the sale of a portion of underground water rights held by Quixx that added 19 cents per share. However, these earnings were adversely affected by merger-related and business integration expenses. Additionally, earnings for the prior twelve-month period had been boosted by the rate settlement with wholesale customers in New Mexico that added 11 cents per share, and by a change in the estimate of delivered-but-not-billed kwh sales that added 13 cents per share. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month. Operating income was flat in the three-month period and decreased in the twelve-month period primarily because of the greater maintenance expenses and the expenses associated with the TNP acquisition.

         Assuming normal weather conditions, 1997 operating income is expected to remain relatively flat, but net earnings for 1997 will be negatively impacted by increased merger-related and business integration expenses. Any write-off associated with the BCH project discussed in Note (6) would further adversely affect such earnings. A resolution of the 1985 FERC rate case with Texas wholesale REC customers, by settlement or otherwise, would favorably affect income and earnings in the year received.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three and twelve months ended November 30, 1996, were $54.5 million and $133.5 million, respectively. Also in fiscal 1996, the Company received regulatory approval to make investments in Quixx of up to $15 million each year beginning in fiscal 1996 and continuing for five years. Quixx's investment in independent power projects is dependent upon suitable investment opportunities and the availability of capital. The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 40% in fiscal 1997. To the extent the capital required in 1997 is not supplied by internally generated funds, the Company expects to obtain such capital from short-term borrowing or from the sale of long-term debt, preferred stock and/or common stock. The Company's estimates of capital needs, in particular those related to construction and the generation of internal funds are subject to review and revision, and may vary substantially from the foregoing especially in a more competitive environment. Due to the merger, Standard & Poor's is reviewing the Company's rated debt for possible downgrade.

         In August 1994 the Company entered in a forward interest rate swap agreement in anticipation of redeeming its $25 million principal amount of 13-1/2% Pollution Control Revenue Bonds (PCRBs) with a new issuance of variable rate PCRBs. Such bonds were redeemed October 1, 1996, and replaced with a variable rate bond issue that has been swapped for a fixed rate of 6.435% due July 1, 2016. Additionally, the Company redeemed on September 26, 1996, the $25 million 6-1/2% PCRBs due 2004 and the $32.3 million 6-5/8% PCRBs and replaced these series on September 18, 1996, with $57.3 million 5-3/4% PCRBs due September 1, 2016.

         In October 1996, Southwestern Public Service Capital I, a wholly owned trust, issued in a public offering $100 million of 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036. The securities are shown as SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures of SPS on the Consolidated Balance Sheet. The funds from this financing were used to reduce short-term debt.

         The Company also has effective a shelf registration under which $220 million of debt securities and/or preferred stock are available for issuance.

 OTHER MATTERS

         Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. On July 9, 1996, the Company filed its open access transmission tariff in compliance with FERC Order No. 888. (See GENERAL. Competition in the Company's 1996 Annual Report on Form 10-K.) State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition, and legislative proposals to effect retail wheeling are expected to be introduced in 1997. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. In part in response to these changing conditions the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving regulatory authority approvals. The two utilities are working toward a completion date in spring 1997. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger.

PART II. OTHER INFORMATION

Item 5. Other Information.

         The Company's ratio of earnings to fixed charges for the twelve months ended November 30, 1996, was 4.00. The ratio of earnings to fixed charges and preferred dividend requirements combined was 3.86 for such period.

         See Note (6) of Notes to Condensed Consolidated Financial Statements for a discussion of Quixx's BCH project and a lawsuit between the Company and Thunder Basin Coal Company.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

                 4(a) Indenture dated as of October 21, 1996, between the Company and Wilmington Trust Company

                  (b) Supplemental Indenture dated as of October 21, 1996, between the Company and Wilmington Trust Company

                  (c) Guarantee Agreement dated as of October 21, 1996, between the Company and Wilmington Trust Company

                  (d) Amended and Restated Trust Agreement dated as of October 21, 1996, among the Company, David M. Wilks, as initial depositor, Wilmington Trust Company and the administrative trustees named therein

                  (e) Agreement as to Expenses and Liabilities dated as of October 21, 1996, between the Company and Southwestern Public Service Capital I (included as Exhibit F in
                        Exhibit 4(d))

                        Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

                12 Statement showing computations of ratio of earnings for the twelve months ended November 30, 1996

                15 Letter of Deloitte & Touche LLP regarding unaudited condensed consolidated interim financial information

         (b)      Reports on Form 8-K:

                   Item reported - Item 5. Other Events
                   Financial Statements filed - None
                   Date of  report  filed - October  11,  1996,  reporting  1996 fiscal year earnings

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         SOUTHWESTERN PUBLIC SERVICE COMPANY

                  /s/ Doyle R. Bunch II
         By
                  Doyle R. Bunch II
                  Executive Vice-President
                  Accounting and Corporate Development

DATE: January 10, 1997