Form 10-Q
period 1997-02-28
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-04-14
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 1997

OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of April 10, 1997, 40,917,908 shares of the Company's common stock were outstanding.

SOUTHWESTERN PUBLIC SERVICE COMPANY
FORM 10-Q
         For the Quarter Ended February 28, 1997


TABLE OF CONTENTS

PART I. Financial Information
         (Unaudited, except Condensed Consolidated Balance Sheet at
           August 31, 1996)

         Condensed Consolidated Balance Sheets at February 28, 1997 and
           August 31, 1996

         Condensed Consolidated Statements of Earnings for the three, six and twelve months ended February 28, 1997 and February 29, 1996

         Condensed Consolidated Statements of Cash Flows for the six and twelve months ended February 28, 1997 and February 29, 1996

         Notes to Condensed Consolidated Financial Statements

         Independent Accountants' Report

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II. Other Information

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings

FORWARD LOOKING INFORMATION

         Certain matters discussed in this 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending Merger, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; time and impact of pending merger; and other circumstances affecting anticipated revenues and costs.

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Assets

                                                             February 28,   August 31,
                                                             1997           1996
                                                             (Unaudited)
                                                                   (In Thousands)
Utility plant:
         Utility plant in service ........................   $ 2,517,799    $ 2,484,025
         Accumulated depreciation ........................      (937,888)      (911,422)
                  Net plant in service ...................     1,579,911      1,572,603
         Construction work in progress ...................        97,202         49,143
                  Net utility plant ......................     1,677,113      1,621,746
Nonutility property and investments ......................        58,273         71,855

Current assets:
         Cash and temporary investments ..................        28,835         31,223
         Accounts receivable, net ........................        73,484         77,959
         Undercollected fuel and purchased power cost, net        15,697          7,193
         Accrual for unbilled revenues ...................        13,091         23,152
         Materials and supplies, at average cost .........        20,464         21,513
         Prepayments and other current assets ............         4,671          7,452
                  Total current assets ...................       156,242        168,492

Deferred debits ..........................................       173,280        135,724

                  Total assets ...........................   $ 2,064,908    $ 1,997,817

         Continued . . .

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Balance Sheets


Capitalization and Liabilities
                                                                            February 28,   August 31,
                                                                            1997           1996
                                                                            (Unaudited)
                                                                                 (In Thousands)
Capitalization:
         Common stock, $1 par value, authorized - 100,000,000 shares;
                  issued and outstanding - 40,917,908 shares ............   $   40,918     $   40,918
         Premium on capital stock .......................................      307,484        307,484
         Retained earnings ..............................................      370,909        386,717
                    Total common shareholders' equity ...................      719,311        735,119
         SPS Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trust holding solely Subordinated Debentures of SPS      100,000           -
         Long-term debt .................................................      620,278        622,931
                    Total capitalization ................................    1,439,589      1,358,050

Current liabilities:
         Short-term debt ................................................       89,682         69,624
         Current maturities of long-term debt ...........................          229         15,176
         Accounts payable ...............................................       22,435         15,979
         Interest accrued ...............................................       11,257         10,962
         Fuel and purchased power expense accrued .......................       52,326         46,396
         Taxes accrued ..................................................        8,542         32,486
         Dividends payable on common stock ..............................       22,505         22,505
         Other current liabilities ......................................       38,480         43,441
                    Total current liabilities ...........................      245,456        256,569

Deferred credits:
         Deferred income taxes ..........................................      363,419        365,911
         Unamortized investment tax credits .............................        5,677          5,803
         Other ..........................................................       10,767         11,484
                    Total deferred credits ..............................      379,863        383,198

                    Total capitalization and liabilities ................   $2,064,908     $1,997,817

See accompanying notes to condensed consolidated financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Earnings
(Unaudited)

                                                      Three Months Ended      Six Months Ended         Twelve Months Ended
                                                      2-28-97     2-29-96     2-28-97     2-29-96      2-28-97     2-29-96
                                                                  (In Thousands, Except Per Share Amounts)

Operating revenues ................................   $ 226,155   $ 203,785   $ 440,536   $ 404,742    $ 935,190   $ 869,760

Operating expenses:
         Operation:
                  Fuel ............................     114,371      94,658     214,837     184,108      447,752     386,511
                  Purchased power .................       5,548       3,188       8,838       4,626       22,222       7,536
                  Other ...........................      26,985      27,136      54,213      54,071      111,397     110,126
         Maintenance ..............................       7,283       7,809      15,807      15,043       33,298      28,137
         Depreciation and amortization ............      16,598      16,459      33,699      32,847       66,300      63,337
         Taxes other than property and
                  income taxes ....................       5,296       5,131      10,877      10,408       21,577      19,864
         Property taxes ...........................       6,031       5,919      11,832      11,597       23,706      23,745
         Income taxes (note 2) ....................      10,775      12,184      22,454      25,881       56,454      68,005
                           Total operating expenses     192,887     172,484     372,557     338,581      782,706     707,261
Operating income ..................................      33,268      31,301      67,979      66,161      152,484     162,499

Other income (expense), net:
         Income taxes (note 2) ....................       5,307        (708)      4,696      (1,293)         572      (3,850)
         Other, net ...............................     (17,221)       (425)    (16,256)       (544)      (5,602)      6,923
                           Total other income
                             (expense), net             (11,914)     (1,133)    (11,560)     (1,837)      (5,030)      3,073

Interest charges ..................................      11,659      12,087      24,383      23,075       50,894      44,692
Distributions on SPS Obligated
  Mandatorily Redeemable
  Preferred Securities of
  Subsidiary Trust ................................       1,963        -          2,835        -           2,835        -
Net earnings ......................................       7,732      18,081      29,201      41,249       93,725     120,880
Dividends and premiums on
         cumulative preferred stock                         -         1,275        -          2,494         -          4,933
Earnings applicable to
         common stock .............................   $   7,732   $  16,806   $  29,201   $  38,755    $  93,725   $ 115,947
Earnings per common share* ...........................$    0.19   $    0.41   $    0.71   $    0.95    $    2.29   $    2.83
Weighted average shares
         outstanding ..............................      40,918      40,918      40,918      40,918       40,918      40,918
Dividends declared per
         common share .............................   $    0.55   $    0.55   $    1.10   $    1.10    $    2.20   $    2.20

( ) Denotes deduction.
*Based on weighted average shares outstanding.

See accompanying notes to condensed consolidated financial statements.



SOUTHWESTERN PUBLIC SERVICE COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      Six Months Ended          Twelve Months Ended
                                                                      2-28-97      2-29-96      2-28-97      2-29-96
                                                                                        (In Thousands)
Operating Activities:
         Cash received from customers .............................   $ 446,061    $ 424,689    $ 907,488    $ 848,235
         Cash paid to suppliers and employees .....................    (305,960)    (270,355)    (599,727)    (522,011)
         Interest paid ..................................... ......     (27,090)     (23,510)     (51,706)     (45,393)
         Income taxes paid ........................................     (31,607)     (42,344)     (44,688)     (59,550)
         Taxes other than income taxes paid .......................     (31,631)     (30,902)     (46,329)     (41,655)
         Other operating cash receipts and payments, net ..........     (17,993)        (139)     (10,611)       6,742
                   Cash provided by operating activities ..........      31,780       57,439      154,427      186,368
Investing Activities:
         Construction expenditures ................................     (89,190)     (64,401)    (136,775)    (114,496)
         Nonutility property and investments ......................      (2,426)      (2,951)      (1,243)     (19,530)
         Acquisitions .............................................        -         (29,200)        -         (29,200)
                   Net cash used in investing activities ..........     (91,616)     (96,552)    (138,018)    (163,226)
Financing Activities:
         Issuance of long-term debt ...............................      82,300         -         142,300        6,204
         Issuance of SPS Obligated Mandatorily Redeemable
           Preferred Securities ...................................     100,000         -         100,000         -
         Retirement of long-term debt .............................     (99,900)      (1,610)    (102,735)      (2,021)
         Change in short-term debt ................................      20,058      138,834      (49,152)     138,834
         Redemption of cumulative preferred stock ................         -         (71,572)      (3,862)     (71,572)
         Dividends paid (common and preferred) ....................     (45,010)     (47,504)     (90,020)     (94,953)
                Net cash provided by (used in) financing activities      57,448       18,148       (3,469)     (23,508)
Net Increase (Decrease) in Cash and Temporary Investments .........      (2,388)     (20,965)      12,940         (366)
Cash and Temporary Investments at Beginning of Period .............      31,223       36,860       15,895       16,261
Cash and Temporary Investments at End of Period ...................   $  28,835    $  15,895    $  28,835    $  15,895

Reconciliation of Net Earnings to Net Cash Provided
   by Operating Activities:
          Net earnings ............................................   $  29,201    $  41,249    $  93,725    $ 120,880
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
          Depreciation and amortization ...........................      33,699       32,847       66,300       63,337
          Deferred income taxes and investment tax credits ........       1,173        7,983        9,363       12,005
          Allowance for equity funds used during construction .....        (184)         (60)        (184)        (245)
          Write-off of BCH Energy Limited Partnership ............       16,008         -          16,008         -
          Cash flows impacted by changes in:
             Accounts receivable ..................................       4,475       14,261      (14,483)      (3,248)
             Accrual for unbilled revenues ........................      10,061       11,467        4,068      (14,661)
             Materials and supplies ...............................       1,049          854          329         (124)
             Accounts payable .....................................       6,456       (2,944)      13,192        1,025
             Fuel and purchased power expense accrued .............     (15,657)      (8,547)        (878)       5,338
             Taxes accrued ........................................     (23,944)     (32,050)         835        2,339
             Undercollected fuel and purchased power cost, net ....      (8,504)      (5,292)     (16,374)      (2,686)
             Other, net ...........................................     (22,053)      (2,329)     (17,474)       2,408
             Net cash provided by operating activities ............   $  31,780    $  57,439    $ 154,427    $ 186,368

             Noncash transaction ..................................   $  21,587         -       $  21,587         -

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


(2) Income taxes. The components of income tax expense (benefit) are as follows:

                                             Three Months Ended      Six Months Ended        Twelve Months Ended
                                             2-28-97     2-29-96     2-28-97     2-29-96     2-28-97     2-29-96
                                                                        (In Thousands)
         Taxes on operating income:
                  Federal-current ........   $  7,525    $  6,416    $ 15,522    $ 16,466    $ 39,247    $ 52,569
                  Federal-deferred .......      3,027       5,012       6,694       8,299      15,692      13,273
                  Investment tax credits .        (63)        (63)       (125)       (125)       (250)       (250)
                  State-current ..........        286         819         363       1,241       1,765       2,413
                                               10,775      12,184      22,454      25,881      56,454      68,005
         Taxes on other income:
                  Federal-current ........        (72)        737         693       1,467       5,469       4,838
                  Federal-deferred .......     (5,236)        (40)     (5,396)       (191)     (6,079)     (1,018)
                  State-current ..........          1          11           7          17          38          30
                                               (5,307)        708      (4,696)      1,293        (572)      3,850
                      Total income taxes..   $  5,468    $ 12,892    $ 17,758    $ 27,174    $ 55,882    $ 71,855


(3) Merger  with Public  Service  Company of  Colorado  (PSCo).  The Company and
Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company named New Century Energies, Inc., which will be the parent company for the Company and PSCo. The transaction is subject to various conditions, including receipt of the approval of or the taking of other action by the Securities and Exchange Commission (SEC), the Federal Trade Commission, the Department of Justice, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission (FERC), and the state public utility commissions in Texas, Colorado, New Mexico, Wyoming, and Kansas. (See GENERAL. Merger Agreement in the Company's 1996 Annual Report on Form 10-K.) All regulatory approvals have been received except for approval by the SEC, although the Texas order is conditional on further review after all other approvals have been received.

         Under the various state regulatory approvals, the Company is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the business combination. The Company will provide a guaranteed minimum annual savings of $3,000,000 in Texas, $1,200,000 in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas.

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

         A Public Utility Commission of Texas (PUCT) substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996 an order was issued which required the Company to make a $3,900,000 fuel refund consisting of $2,100,000 of overrecovered fuel costs and $1,800,000 of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent rule waiver. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order on March 14, 1996, denying rehearing on the fuel disallowance (which was adjusted to $1,900,000), and ordered the flow through of 100% of the margin effective with the first billing cycle after the date of the order. On May 24, 1996, the Company filed an appeal in the Travis County District Court on the PUCT's decision with respect to the $1,900,000 of disallowed fuel costs in which the hearing of merits was held on November 1, 1996. The District Court upheld the PUCT's decision on the disallowed fuel costs. The District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. The ultimate outcome of this matter will not significantly affect consolidated financial results. Currently the Company has approximately $16,000,000 in underrecovered fuel costs and is surcharging customers for some of the underrecovery. The Company anticipates requesting a continued surcharge to collect the remaining amount of underrecovered fuel costs.

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

         The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). (See ITEM
3. LEGAL PROCEEDINGS in the Company's 1996 Annual Report on Form 10-K.) On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded them damages of approximately $18,800,000. The Company appealed the judgement to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the $18,800,000 judgement. The Company filed a motion for rehearing which was denied. In February 1997 the Company accrued the judgement plus interest and court costs and paid the amount in April 1997. A noncash transaction occurred during the three-month period resulting from the accrual of a fuel payable for the amount of the judgement plus interest and deferring that charge to a deferred asset.

         Management believes that the payment is recoverable from ratepayers, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting the Company conditional approval to collect the judgement from FERC jurisdictional wholesale customers. Therefore, management believes that the ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

(6) Other events. As discussed in the Company's 1996 Annual Report on Form 10-K under BUSINESS. Nonutility Businesses, Quixx Corporation, a wholly owned subsidiary of the Company, holds a 49% limited partnership interest in BCH Energy Limited Partnership which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16,000,000 (25 cents per common share, after tax) in this project.

         Quixx also has an equity investment of approximately $13,000,000, which equals one-third ownership interest, in the Carolina Energy Project which is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later this year but has been halted pending an independent analysis of the project's viability. The Company is unable to predict at this time if the project will be completed.

(7) General. See note (1) of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Independent Accountant's Report


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of February 28, 1997, and the related condensed consolidated statements of earnings for the three-month, six-month and twelve-month periods ended February 28, 1997, and February 29, 1996, and cash flows for the six-month and twelve-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Southwestern Public Service Company and subsidiaries as of August 31, 1996, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

April 11, 1997
Dallas, Texas

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

                                                          Increase (Decrease) From Corresponding Prior Period
                                                          Three Months    Six Months    Twelve Months
                                                          Ended           Ended         Ended
                                                          2-28-97         2-28-97       2-28-97
                                                             (Dollars  In  Thousands)
Estimated  effect  on  revenues  of  variations in:
         Kilowatt-hour (kwh) sales* ...................   $ 11,768        $ 13,772      $ 29,841
         Rates ........................................     (2,163)         (1,559)       (9,558)
         Fuel and purchased power cost recovery .......     14,197          22,695        43,726
                  Subtotal ............................     23,802          34,908        64,009
         Non-firm kwh sales ...........................     (1,432)            886         1,421
                  Total revenue increase ..............   $ 22,370        $ 35,794      $ 65,430

Increase in kwh sales* (in millions) ..................        272             324           734

Increase (decrease) in non-firm kwh sales (in millions)       (129)              3          (174)

*Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

         Variations in Kwh Sales. The revenue increases in the three-, six- and twelve-month periods are attributable to increased sales to all classes of customers. These sales increased due primarily to increased economic activity throughout the region. Contributing to the increase for the twelve-month period was the dry, warm weather last summer that favorably impacted air conditioning and agriculture-related sales. Additionally the dry colder weather this fall and winter contributed to sales in the three- and six-month periods with increases to the retail and agriculture sectors.

         Variations in Rates. The decrease for the twelve-month period is primarily the result of last year's settlement of the 1985 Federal Energy Regulatory Commission (FERC) rate case with the Company's New Mexico wholesale REC customers. This settlement contributed increased revenues in the prior period of approximately $4.0 million (and interest of $3.0 million that is included in other income). Interruptible rates available to certain classes of retail customers were approved and implemented in Texas and New Mexico in 1996 which acted to lower related revenues for all periods. The Company sought approval to put into effect these new rates in compliance with settlement agreements in the 1993 and 1994 rate cases in Texas and New Mexico, respectively, and to respond to generation resource capacity needs.

         Variations in Fuel and Purchased Power Cost Recovery. Revenue increases for all three periods are due to increased natural gas prices and coal costs.

         Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The decrease for the quarter is due to the available low cost power throughout the region. The increases for the six- and twelve-month periods are due primarily to increased fuel charges included in the non-firm kwh sales. Additionally, interruptible sales to Public Service Company of New Mexico increased for all periods.

         Operating Expenses and Non-Operating Items

         Fuel and purchased power expense comprised 62.2%, 60.0% and 60.0% of total operating expenses for the three, six and twelve months ended February 28, 1997, respectively. When compared to the corresponding periods last year, these expenses increased $22.1 million or 22.6%, $34.9 million or 18.5% and $75.9 million or 19.3%, respectively. Fuel expense (excluding purchased power expense), per net kwh generated, increased from 1.94 to 2.30 cents, from 1.88 to
2.16 cents, and from 1.82 to 2.11 cents for the respective three-, six- and twelve-month periods due to higher natural gas and coal costs.

         Total operating expenses, excluding fuel and purchased power decreased $1.7 million or 2.2%, $1.0 million or 0.6%, and $0.5 million or 0.2% for the respective three-, six- and twelve-month periods. These decreases resulted primarily from lower income tax expense as a result of lower taxable income. During the twelve-month period this decrease was mitigated by increased maintenance expense as a result of the 18-month maintenance cycle and additional cooling tower repairs.

         Other Income (Expense). A decline in "other income (expense)" in all periods is due primarily to a write-off of the Quixx investment in the BCH limited partnership and related receivables and expenses of approximately $16 million or 25 cents per share. The BCH project is a waste-to-energy cogeneration project in North Carolina. The project experienced problems primarily related to deficiencies in the waste-fuel handling system. For the twelve-month period the BCH write-off was partially offset by the sale of a portion of underground water rights held by Quixx. Additionally other income was favorably impacted in the prior twelve-month period by the approximate $3.0 million of interest arising from the rate case settlement with New Mexico wholesale customers.

         Earnings

         Current earnings applicable to common stock were negatively affected by the one-time write-off of the Quixx investment in the BCH limited partnership and related receivables and expenses of approximately $16 million or 25 cents per share. During the twelve-month period the BCH write-off was partially offset by the sale of a portion of underground water rights held by Quixx, representing 19 cents per share. Additionally, twelve-month earnings were impacted by increased maintenance and interest expense. Maintenance expense was higher due to the 18-month maintenance cycle and additional cooling tower maintenance.
Interest expense rose due to increased long-term and short-term debt. These higher levels of debt were caused by the retirement of preferred stock, the acquisition of electric properties from Texas New Mexico Power Company and increased construction expenditures. During the prior 12-month period earnings were favorably affected by two non-recurring items: an accounting adjustment to delivered-not-billed revenues (13 cents per share) and settlement with New Mexico customers of a 1985 wholesale rate case (11 cents per share). The wholesale settlement included $3.0 million of interest that is reflected in other income.

         SPS also notes that Quixx has an equity investment of $13.2 million, representing approximately 21 cents per SPS common share, after tax, in the Carolina Energy Project, another waste-to-energy facility, which is a similar project to BCH, but with design modifications. Construction at the Carolina Energy Project, originally scheduled to be completed later this year, has been halted pending an independent analysis of the projects viability. Quixx's investment equals one-third ownership interest.

         Assuming normal weather conditions, 1997 operating income is expected to remain relatively flat, but net earnings for 1997 will be negatively impacted by increased merger-related and business integration expenses as well as the BCH write-off. A resolution of the 1985 FERC rate case with Texas wholesale REC customers, by settlement or otherwise, would favorably affect income and earnings in the year received.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company's   demand  for  capital  is  primarily   related  to  the
construction of utility plant and equipment. Cash construction expenditures excluding AFUDC for the three, six and twelve months ended February 28, 1997, were $34.7 million, $89.2 million and $136.8 million, respectively. Also in fiscal 1996, the Company received regulatory approval to make investments in Quixx of up to $15 million each year beginning in fiscal 1996 and continuing for five years. Quixx's investment in independent power projects is dependent upon suitable investment opportunities and the availability of capital. The Company cannot accurately forecast the portion of internally generated funds to be used for capital expenditures, but expects that it will be approximately 40% in fiscal 1997. To the extent the capital required in 1997 is not supplied by internally generated funds, the Company expects to obtain such capital from short-term borrowing or from the sale of long-term debt, preferred stock and/or common stock. The Company's estimates of capital needs, in particular those related to construction and the generation of internal funds are subject to review and revision, and may vary substantially from the foregoing especially in a more competitive environment. Additionally the completion of the merger could significantly impact these estimates. Due to the merger, Standard & Poor's is reviewing the Company's rated debt for possible downgrade.

         The Company also has effective a shelf registration under which $220 million of debt securities and/or preferred stock are available for issuance.

OTHER MATTERS

         Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. On July 9, 1996, the Company filed its open access transmission tariff in compliance with FERC Order No. 888. (See GENERAL. Competition. in the Company's 1996 Annual Report on Form 10-K.) State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition, and legislative proposals to effect retail wheeling are expected to be introduced in 1997. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. In part in response to these changing conditions the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving regulatory authority approvals. The two utilities are working toward a completion date in spring 1997. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger.

PART II. OTHER INFORMATION

Item 5. Other Information.

                  The Company's ratio of earnings to fixed charges for the twelve months ended February 28, 1997, was 3.61.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                   12 Statement showing computations of ratio of earnings for the twelve months ended February 28, 1997

                   15 Letter of Deloitte & Touche LLP regarding unaudited condensed consolidated interim financial information

         (b)      Reports on Form 8-K:

                   Items reported - Item 5. Other Events
                   Financial Statements filed - None
                   Date of reports filed -  February  7,  1997,  reporting  a recorded  charge  related to the
                                            write-off of the BCH project.
                                          - February  24, 1997,  reporting  the
                                            joint offer by PSCo and American
                                            Electric Power to acquire Yorkshire
                                            Electricity Group plc in the
                                            United Kingdom.


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

DATE: April 10, 1997