Form 10-Q
period 1997-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-06-05
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the period ended March 31, 1997

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 31, 1997, 40,917,908 shares of the Company's common stock were outstanding.

                 SOUTHWESTERN PUBLIC SERVICE COMPANY
                             FORM 10-Q
                For the Quarter Ended March 31, 1997


TABLE OF CONTENTS


PART I. Financial Information

         Condensed Consolidated Balance Sheets at March 31, 1997
           and December 31, 1996

         Condensed Consolidated Statements of Earnings for the three months ended March 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

         Report of Independent Public Accountants

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II. Other Information

         Item 1. Legal Proceedings

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 12. Statement of Computation of Ratio of Earnings






FORWARD LOOKING INFORMATION

         In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934, which are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending Merger, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; time and impact of pending merger; and other circumstances affecting anticipated revenues and costs.

PART I. FINANCIAL INFORMATION

SOUTHWESTERN PUBLIC SERVICE COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)


ASSETS
                                                                            March 31,     December 31,
                                                                            1997          1996
Property, plant and equipment, at cost:
         Electric .......................................................   $ 2,519,287    $ 2,517,580
         Other ..........................................................        38,149         37,541
         Construction in progress .......................................       103,825         79,346
                                                                              2,661,261      2,634,467
         Less: accumulated depreciation .................................      (956,944)      (944,279)

                  Total property, plant and equipment ...................     1,704,317      1,690,188

Investments, at cost ....................................................        35,153         34,446

Current assets:
         Cash and temporary cash investments ............................        50,709         40,609
         Accounts receivable, less reserve for uncollectible accounts
                  ($2,591 at March 31, 1997; $2,574 at December 31, 1996)        64,169         67,780
         Accrued unbilled revenues ......................................        15,634         20,304
         Recoverable fuel and purchased power cost, net .................        11,456         15,715
         Materials and supplies, at average cost ........................        18,149         17,776
         Fuel inventory, at average cost ................................         2,318          2,320
         Current portion of accumulated deferred income taxes ...........         3,568           --
         Prepaid expenses and other .....................................         5,201          4,984

                  Total current assets ..................................       171,204        169,488

Deferred charges:
         Regulatory assets (Note 1) .....................................       139,553        117,546
         Unamortized debt expense .......................................         9,814          9,864
         Other ..........................................................        33,779         23,262

                  Total deferred charges ................................       183,146        150,672


                                                                            $ 2,093,820    $ 2,044,794

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

CAPITALIZATION AND LIABILITIES
                                                                          March 31,    December 31,
                                                                          1997         1996

Common stock ..........................................................   $  348,402   $  348,402
Retained earnings .....................................................      379,062      383,350

                  Total common equity .................................      727,464      731,752

SPS obligated mandatorily redeemable preferred securities of
         subsidiary trust holding solely subordinated debentures of SPS      100,000      100,000
Long-term debt ........................................................      620,597      620,400

                                                                           1,448,061    1,452,152

Noncurrent liabilities:
         Employees' postretirement benefits other than pensions .......        3,158        2,967
         Employees' postemployment benefits ...........................        1,340        2,369

                  Total noncurrent liabilities ........................        4,498        5,336

Current liabilities:
         Notes payable and commercial paper ...........................      119,586       53,836
         Long-term debt due within one year ...........................          229       15,231
         Accounts payable .............................................       76,758       63,004
         Customers' deposits ..........................................        5,761        5,842
         Accrued taxes ................................................       13,948       19,999
         Accrued interest .............................................        9,672       13,151
         Current portion of accumulated deferred income taxes..........         --          3,583
         Other ........................................................       29,162       28,503

                  Total current liabilities ...........................      255,116      203,149

Deferred credits:
         Customers' advances for construction .........................          412          366
         Unamortized investment tax credits ...........................        5,657        5,719
         Accumulated deferred income taxes ............................      369,304      367,272
         Other ........................................................       10,772       10,800

                  Total deferred credits ..............................      386,145      384,157

Commitments and contingencies (Notes 2 and 4) .........................         --           --

                                                                          $2,093,820   $2,044,794


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)


                                                                    Three Months Ended
                                                                        March 31,
                                                                    1997         1996

Operating revenues:
         Electric .............................................   $ 214,495    $ 207,640
         Other ................................................       6,800        8,374

                                                                    221,295      216,014

Operating expenses:
         Fuel used in generation ..............................     104,618       98,393
         Purchased power ......................................       5,207        3,710
         Other operating expenses .............................      30,020       34,037
         Maintenance ..........................................       6,931        9,313
         Depreciation and amortization ........................      18,230       17,563
         Taxes (other than income taxes) ......................      11,526       11,533
         Income taxes .........................................      10,292       11,022

                                                                    186,824      185,571

Operating income ..............................................      34,471       30,443

Other income and deductions:
         Allowance for equity funds used during construction ..           5         --
         Miscellaneous income and deductions, net .............      (2,522)      (2,325)

                                                                     (2,517)      (2,325)

Interest charges:
         Interest on long-term debt ...........................      11,025       10,987
         Amortization of debt discount and expense less premium         562          518
         Other interest .......................................       1,026        2,584
         Allowance for borrowed funds used during construction         (840)        (853)
         Dividends on SPS obligated mandatorily reedeemable
            preferred securities of subsidiary trust ..........       1,963         --

                                                                     13,736       13,236

Net income ....................................................      18,218       14,882
Dividend requirements on preferred stock ......................        --            121
Earnings available for common stock ...........................   $  18,218    $  14,761

Weighted average common shares outstanding ....................      40,918       40,918

Earnings per weighted average share of common stock outstanding       $0.45        $0.36


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.


SOUTHWESTERN PUBLIC SERVICE COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)


                                                                                    Three Months Ended
                                                                                        March 31,

                                                                                     1997        1996
Operating Activities:
         Net income ............................................................   $ 18,218    $ 14,882
         Adjustments to reconcile net income to net
          cash provided by operating activities:
                  Depreciation and amortization ................................   $ 18,230    $ 17,563
                  Amortization of investment tax credits .......................        (62)        (63)
                  Deferred income taxes ........................................     (5,119)      5,136
                  Allowance for equity funds used during construction ..........         (5)       --
                  Change in accounts  receivable ...............................      3,611       2,795
                  Change in inventories ........................................       (371)      2,454
                  Change in other current assets ...............................      8,644        (738)
                  Change in accounts payable ...................................     (7,833)     34,514
                  Change in other current liabilities ..........................     (8,952)    (57,733)
                  Change in deferred amounts ...................................    (10,851)     (1,853)
                  Change in noncurrent liabilities .............................       (838)        161

                           Net cash provided by operating activities ...........     14,672      17,118

Investing activities:
         Construction expenditures .............................................    (32,359)    (30,376)
         Allowance for equity funds used during construction ...................          5        --
         Purchase and sale of other investments ................................       (707)        360

                           Net cash used in investing activities ...............    (33,061)    (30,016)

Financing activities:
         Proceeds from sale of long-term debt ..................................       --        60,000
         Redemption of long-term debt ..........................................    (14,755)       (525)
         Redemption of preferred stock .........................................       --          (260)
         Short-term borrowings, net ............................................     65,750     (25,201)
         Dividends on common stock .............................................    (22,506)    (22,505)
         Dividends on preferred stock ..........................................       --          (121)

                  Net cash provided by financing activities ....................     28,489      11,388

                  Net increase (decrease) in cash and temporary cash investments     10,100      (1,510)
                  Cash and temporary cash investments at beginning of period ...     40,609      13,613
                  Cash and temporary cash investments at end of period .........   $ 50,709    $ 12,103


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SOUTHWESTERN PUBLIC SERVICE COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) INTERIM PERIODS. The results of operations for the interim periods are not necessarily an indication of the expected results for the year due to the seasonal nature of Southwestern Public Service Company's (the "Company") business. The unaudited condensed consolidated financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments (none of which are other than normal recurring adjustments) which are, in the opinion of management, necessary to provide a fair presentation of the results of operations, financial position or cash flows for the interim periods. The current interim period reported herein is included in the year and is subject to independent audit at the end of the year.

(2) ACCOUNTING POLICIES.

         Business, Utility Operations and Regulation. The Company was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Electric service is provided through an interconnected system to a population of about one million people in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. Approximately 71% of the Company's operating revenues during fiscal 1996, excluding sales to other utilities, were derived from operations in Texas and New Mexico. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and as adopted by the Public Utility Commission of Texas ("PUCT"), the New Mexico Public Utility Commission ("NMPUC"), the Oklahoma Corporation Commission ("OCC") and the Kansas Corporation Commission ("KCC").

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Utility Engineering Corporation and its subsidiaries ("UE") and Quixx Corporation and its subsidiaries ("Quixx"). UE is primarily engaged in engineering, design and construction management. Quixx invests in energy related projects including cogeneration facilities and holds water rights and certain other nonutility assets.

         Regulatory Assets and Liabilities. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 _ "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

         On September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

         The  following   regulatory  assets  are  reflected  in  the  Company's
condensed consolidated balance sheets:

                                                              March 31, 1997   December 31, 1996
                                                                    (In Thousands)

Income taxes .............................................    $80,867          $81,403
Employees' postretirement benefits other than pensions ...      3,138            3,192
Early retirement costs ...................................      1,636            1,727
Demand-side management costs .............................      2,658            2,317
Unamortized debt reacquisition costs .....................     19,496           19,880
Thunder Basin judgement ..................................     22,346             --
Other ....................................................      9,412            9,027

                                                             $139,553         $117,546


         As of March 31, 1997, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years except for the costs related to the state regulatory jurisdictional portion of the Thunder Basin judgement for which recovery is currently undetermined. Under current rates, the Company is recovering approximately $8 million related to its regulatory assets per year. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value which could materially adversely impact the Company's results of operations, financial position or cash flows.

         The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). (See ITEM
3. LEGAL PROCEEDINGS in the Company's 1996 Annual Report on Form 10-K as of August 31, 1996.) On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded Thunder Basin damages of approximately $18.8 million. The Company appealed the judgement to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgement. The Company filed a motion for rehearing which was denied. In February 1997, the Company recorded the liability for the judgement including interest and court costs. These amounts, including interest, were paid in April 1997. The recording of the liability for the amount of the judgement and related costs resulted in a noncash transaction for the three-month period ended March 31, 1997.

         Management believes that the judgement amount paid is recoverable from customers, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting the Company conditional approval to collect the FERC jurisdictional portion of the judgement from wholesale customers. Therefore, management believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

         Change in Fiscal Year. On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. The Company's new fiscal year will be the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31

         In conjunction with the change in the fiscal year and in order to conform to the presentation of the proposed holding company's financial statements (see Note 3), the Company has reclassified certain items in its condensed consolidated financial statements.

         General. See Note 1 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K as of August 31, 1996 for a summary of the Company's significant accounting policies.

(3) MERGER. In August 1995, the Company, Public Service Company of Colorado ("PSCo"), a Colorado corporation, and New Century Energies, Inc. ("NCE"), a Delaware corporation, entered into an Agreement and Plan of Reorganization
("Merger Agreement") providing for a business combination as peer firms involving the Company and PSCo in a "merger of equals" transaction (the "Merger"). Based on the outstanding common stock of the Company and PSCo at March 31, 1997, the Merger would result in the common shareholders of the Company owning 37% of the common equity of NCE and the common shareholders of PSCo owning 63% of the common equity of NCE.

         All required State and Federal regulatory agency authorizations have been received, except for the approval by the Securities and Exchange Commission ("SEC"). The completion of the Merger is targeted for the second quarter of 1997.

         It is management's intention that NCE begin realizing certain savings upon the consummation of the Merger. Accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1997. The Company recognized approximately $2.8 and $2.6 million of merger-related and business integration expenses during the first three months of 1997 and 1996, respectively. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

         Under the various state regulatory approvals, the Company is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the business combination. The Company will provide a guaranteed minimum annual savings of $3 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas.

(4) COMMITMENTS AND CONTINGENCIES.

         Rate and Regulatory Matters. A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed a petition with the PUCT for a fuel reconciliation for the months of January 1992 through December 1994. A hearing was held in September 1995, and in January 1996, an order was issued which required the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a rule waiver. The Company filed a motion for rehearing on January 25, 1996. The PUCT issued an order on March 14, 1996, denying rehearing on the fuel disallowance (which was adjusted to $1.9 million) and ordered the flow through of 100% of the margin effective with the first billing cycle after the date of the order. On May 24, 1996, the Company filed an appeal in the Travis County District Court on the PUCT's decision with respect to the $1.9 million of disallowed fuel costs in which the hearing of merits was held on November 1, 1996. The District Court upheld the PUCT's decision on the disallowed fuel costs. The District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. Management believes the ultimate outcome of this matter will not significantly affect the Company's results of operations, financial position or cash flows. Currently the Company has approximately $11.5 million in underrecovered fuel costs and is surcharging customers for a portion of the underrecovery. The Company has requested to continue the surcharge to collect the remaining amount of underrecovered fuel costs.

         On December 19, 1989, the FERC issued its final order regarding a 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2.8 million, including interest. In a settlement with the Company's New Mexico cooperative customers the Company received approximately $7 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, Golden Spread member cooperatives and Lyntegar Electric Cooperative, have not been reached. The Company cannot reasonably estimate the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve consolidated earnings in the year in which it is resolved.

         Thunder Basin Lawsuit. Reference is made to Note (2) for discussion of the judgement made against the Company in this litigation.

         BCH Energy Limited Partnership Investment. As discussed in the Company's 1996 Annual Report on Form 10-K as of August 31, 1996 under BUSINESS. Nonutility Businesses, Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million or $0.25 per common share, after- tax, in this project.

         Carolina Energy Limited Partnership Investment. Quixx also has an equity investment of approximately $13 million, holding a one-third ownership interest in the Carolina Energy Project which is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later this year but has been halted pending an independent analysis of the project's engineering and financial viability. Negotiations are in progress concerning the restructuring of the project; however, a final restructuring plan has not yet been approved. In addition, UE loaned $2.6 million to Carolina Energy Limited Partnership to assist in the financing of the construction. The note bears interest at 12% per annum and is due on the financial completion date of the project. Any unpaid principal amount, together with interest, is due on December 31, 2002. The Company is unable to predict at this time if the project will be completed. Should the project not be completed, Quixx would be required to write-off its investment in the project, and UE would be required to write-off its loan and related accrued interest.

(5) ISSUANCE OF SECURITIES. In October 1996, Southwestern Public Service Capital I, a wholly-owned trust, issued in a public offering $100,000,000 of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103,000,000 principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036.

(6) MANAGEMENT'S REPRESENTATIONS. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The condensed consolidated financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended August 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Because of seasonal and other factors, the results of operations for the three months ended March 31, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Southwestern Public Service Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of December 31, 1996, was not audited by us and, accordingly, we do not express an opinion on it. The condensed consolidated statements of earnings and cash flows of Southwestern Public Service Company and subsidiaries for the three month period ended March 31, 1996, were not reviewed by us and, accordingly, we do not express an opinion on them.



ARTHUR ANDERSEN LLP

June 5, 1997
Denver, Colorado

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

                                                                  Increase (Decrease) From
                                                                 Corresponding Prior Period
                                                                     Three Months Ended
                                                                        3-31-97
                                                                   (Dollars In Thousands)

Estimated effect on revenues of variations in:
         Kilowatt-hour (kwh) sales* ............................        $ 5,776
         Rates .................................................         (2,614)
         Fuel and purchased power cost recovery ................          4,121
                  Subtotal .....................................          7,283
         Non-firm kwh sales ....................................           (428)
                  Total revenue increase .......................        $ 6,855

Increase in kwh sales* (in millions) ...........................            176

Decrease in non-firm kwh sales (in millions) ...................            (49)

         *Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

         Variations  in  Kwh  Sales.   The  revenue   increase  in  the  current
three-month period is attributable to increased sales to all classes of customers. These sales increased due primarily to increased economic activity throughout the region. Additionally, the dry, colder weather this winter contributed to sales increases in the retail and agriculture sectors.

         Variations in Rates. The decrease for the current period is primarily the result of interruptible rates available to certain classes of retail customers. These rates were approved and implemented in Texas and New Mexico in 1996 and acted to lower related revenues. The Company sought approval to put these new rates into effect in compliance with settlement agreements in the 1993 and 1994 rate cases in Texas and New Mexico, respectively, and to respond to generation resource capacity needs.

         Variations in Fuel and Purchased Power Cost Recovery. The revenue increase in the current period is due to increased natural gas prices and coal costs which are recovered through cost recovery mechanisms.

         Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The decrease in the current quarter is due to the availability of low cost power throughout the region.

         Other Revenues. Other operating revenues are comprised of revenue from the Company's consolidated subsidiaries and from non-electric operations.

         Operating Expenses and Non-Operating Items

         Fuel and purchased power expense comprised 60.6% of total operating expenses for the three months ended March 31, 1997. When compared to the corresponding period last year, these expenses increased $7.7 million or 7.6%. Fuel expense (excluding purchased power expense), per net kwh generated, increased from 2.03 to 2.12 cents, due to higher natural gas and coal costs.

         Total operating expenses, excluding fuel and purchased power decreased $7.1 million or 9.1%, for the three-month period ended March 31, 1997. This decrease resulted primarily from continued cost containment efforts.

         Other Income and Deductions. A decline in "other income and deductions" for the three month period ended March 31, 1997, is due primarily to increased merger-related and business integration expenses.

         Earnings

         Decreased operating expenses, excluding fuel and purchased power, favorably affected earnings applicable to common stock for the three months ended March 31, 1997. Additionally, increased revenue due to higher kwh sales also contributed to increased earnings.

         In December 1996 Quixx wrote off its investment in the BCH limited partnership and related receivables and expenses of approximately $16 million or $0.25 per SPS common share, after-tax. The BCH project is a waste-to-energy cogeneration project in North Carolina. The project experienced problems primarily related to deficiencies in the waste-fuel handling system. Quixx also has an equity investment of $13.2 million, representing approximately $0.21 per SPS common share, after-tax, in the Carolina Energy Project, another waste-to-energy facility, which is a similar project to BCH, but with design modifications. (See Note 4). Also, UE has loaned $2.6 million to Carolina Energy Limited Partnership. Construction at the Carolina Energy Project, originally scheduled to be completed later this year, has been halted pending an independent analysis of the project's engineering and financial viability.

         Assuming normal weather conditions, 1997 operating income is expected to remain relatively flat, but net earnings for 1997 will likely be negatively impacted by increased merger-related and business integration expenses. A resolution of the 1985 FERC rate case with Texas wholesale REC customers, by settlement or otherwise, would favorably affect income and earnings in the year resolved.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's demand for capital is primarily related to the construction of utility plant and equipment. Cash construction expenditures, excluding allowance for funds used during construction for the three months ended March 31, 1997, were $32.4 million. Also in June 1996, the Company received regulatory approval to make investments in Quixx of up to $15 million each year beginning in fiscal 1996 and continuing for five years. Quixx's investment in independent power projects is dependent upon suitable investment opportunities and the availability of capital. The Company expects the portion of internally generated funds to be used for capital expenditures will be approximately 40% in calendar 1997. To the extent the capital required in 1997 is not supplied by internally generated funds, the Company expects to obtain such capital from short-term borrowing or from the sale of long-term debt, preferred stock and/or common stock. The Company's estimates of capital needs, in particular those related to construction and the generation of internal funds are subject to review and revision, and may vary substantially from the foregoing especially in a more competitive environment. Additionally, the completion of the merger could significantly impact these estimates. Due to the merger, Standard & Poor's downgraded the Company's rated debt.

         The Company has effective a shelf registration under which $220 million of debt securities and/or preferred stock are available for issuance.

OTHER MATTERS

         Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. On July 9, 1996, the Company filed its open access transmission tariff in compliance with FERC Order No. 888. (See GENERAL. Competition. in the Company's 1996 Annual Report on Form 10-K as of August 31, 1996.) State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. In part, and in response to these changing conditions, the Company has entered into a definitive merger agreement with Public Service Company of Colorado (the Merger). Consummation of the Merger is subject to customary conditions including receiving regulatory authority approvals. The two utilities have targeted a completion date in the second quarter of 1997. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         Thunder Basin Lawsuit - see Note (2).

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held January 8, 1997. The following persons were reelected to the Company's Board of Directors to hold office until the annual Meeting of Shareholders in 2000.

         Director              In Favor         Withheld
         J. C. Chambers        33,653,658       430,017
         Giles M. Forbess      33,678,820       404,854
         Shirley Bird Perry    33,650,066       433,608
         David M. Wilks        33,699,992       383,682

Item 5. Other Information.

         The Company's ratio of earnings to fixed charges for the twelve months ended March 31, 1997, was 3.68.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                12 Statement showing computations of ratio of earnings for the twelve months ended March 31, 1997

                15 Letter of Arthur Andersen LLP regarding unaudited condensed consolidated interim financial information

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

                Items reported - Item 4. Changes in Registrant's Certifying
                                         Accountant
                               - Item 8. Change in Fiscal Year
                Financial Statements filed - None
                Date of report filed - April 28, 1997


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         SOUTHWESTERN PUBLIC SERVICE COMPANY

         By       Doyle R. Bunch II
                  Executive Vice-President
                  Accounting and Corporate Development

DATE: June 5, 1997