Form 10-KT
period 1996-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-07-21
CIK 92521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from   September 1, 1996 to December 31, 1996

Commission file number 1-3789

                      SOUTHWESTERN PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

             New Mexico                                75-0575400
        (State or other jurisdiction       (I.R.S. Employer incorporation or
           of organization)                        Identification No.)

                     Tyler at Sixth, Amarillo, Texas      79101
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, including area code (806) 378-2121

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each Class                         on which registered
            Common Stock                          New York, Chicago and Pacific
        Common Stock Purchase Rights              New York, Chicago and Pacific
     7.85% Trust Preferred Securities, Series A           New York

Securities Registered Pursuant to Section 12(g) of the Act:

        Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of June 30, 1997, 40,917,908 shares of the Company's common stock were outstanding. The aggregate market value of this common stock held by nonaffiliates based on the closing price on the New York Stock Exchange was approximately $1,608,585,000.

     The  definitive   proxy  statement   relating  to  the  Annual  Meeting  of
Stockholders  held on January 8, 1997, is  incorporated by reference in Item 10,
Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                   FORM 10-K
               For the Transition Period Ended December 31, 1996

                               TABLE OF CONTENTS

Item                               Description                             Page
----                               -----------                             ----
                                     PART I

  1   Business
         General .........................................................   1
         Construction Program ............................................   3
         Peak Load and Capability ........................................   4
         Interconnections ................................................   5
         Fuel Supply and Purchased Power .................................   6
         Regulation ......................................................   8
         Environmental Matters ...........................................   8
         Employee Relations ..............................................   9
         Nonutility Businesses ...........................................   9
         Other ...........................................................  11
         Statistical Summary .............................................  11
         Executive Officers of the Registrant ............................  13
  2   Properties
         Electric Generating Stations ....................................  14
         Water Supply ....................................................  15
  3   Legal Proceedings ..................................................  15
  4   Submission of Matters to a Vote of Security Holders ................  15

                                    PART II

  5   Market for Registrant's Common Equity and Related Stockholder Matters 15
  6   Selected Financial Data ............................................  16
  7   Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................  16
  8   Financial Statements and Supplementary Data ........................  21
  9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................  46

                                    PART III

 10   Directors and Executive Officers of the Registrant .................  46
 11   Executive Compensation .............................................  48
 12   Security Ownership of Certain Beneficial Owners and Management .....  50
 13   Certain Relationships and Related Transactions .....................  52

                                    PART IV

 14   Exhibits, Financial Statement Schedules and Reports on  Form 8-K ...  52

Signatures ...............................................................  55

Exhibit 12. Statements re Computation of Ratio of Earnings ...............  56

Exhibit 99. Unaudited Pro Forma Information ..............................  57

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                  DEFINITIONS

ARCO ........  Atlantic Richfield Company                              MWH .....  megawatt-hour
Articles ....  the Company's Restated Articles
                of Incorporation                                       NCE .....  New Century Energies, Inc.
BCH .........  BCH Energy Limited Partnership                          NMPUC ...  New Mexico Public Utility Commission
CAAA ........  Clean Air Act Amendments of 1990                        NOI .....  Notice of Intent
CCN .........  Certificate of Convenience & Necessity                  NOPR ....  notice of proposed rulemaking
CP&L ........  Carolina Power & Light Company                          NOX .....  oxides of nitrogen
CRMWA .......  Canadian River Municipal Water Authority                OCC .....  Oklahoma Corporation Commission
Cap Rock ....  Cap Rock Electric Cooperative, Inc.                     OPUC ....  Office of Public Utilities Council
Carolina ....  Carolina Energy Limited Partnership                     PNM .....  Public Service Company of New Mexico
Company .....  Southwestern Public Service Company                     PSCo ....  Public Service Company of Colorado
EDE .........  Empire District Electric Company                        PSO .....  Public Service Company of Oklahoma
EPA .........  Environmental Protection Agency                         PUCT ....  Public Utility Commission of Texas
EPACT .......  Energy Policy Act of 1992                               PUHCA ...  Public Utility Holding Company Act of 1935
EPE .........  El Paso Electric Company                                QF ......  qualifying facility
EWG .........  exempt wholesale generator                              QPS .....  Quixx Power Services, Inc., a wholly owned
FERC ........  Federal Energy Regulatory Commission                                subsidiary of Quixx
Golden Spread  Golden Spread Electric Cooperative, Inc.                Quixx ...  Quixx Corporation and its subsidiaries
HSR Act .....  Hart-Scott-Rodino Antitrust Improvements Act of 1976    RECs ....  rural electric cooperatives
HVDC ........  high voltage direct current                             RFP        request for proposals
KCC .........  Kansas Corporation Commission                           SAGE ....  S. A. Garza Engineers
kwh .........  kilowatt-hour                                           SEC .....  Securities and Exchange Commission
LSP .........  LS Power, L.L.C.                                        SO2 .....  sulfur dioxide
Merger ......  business combination between the Company                SPP .....  Southwest Power Pool
               and PSCo to form a registered public                    TNP .....  Texas-New Mexico Power Company
               utility holding company                                 Transition Period  Four month period September 1, 1996
Mortgage ....  Indenture of Mortgage and Deed of Trust,                                   through December 31, 1996
               dated August 1, 1946, as supplemented                   TUCO ....  TUCO, INC.
               and amended, of the Company                             UE ......  Utility Engineering Corporation and its
                                                                                  subsidiaries
MW ..........  megawatts                                               WSPP ....  Western Systems Power Pool


                          FORWARD LOOKING INFORMATION

        Certain matters discussed in this 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, the pending Merger, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including the ongoing state and federal activities; the timing and impact of the Merger; future economic conditions; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

                                     PART I

ITEM 1. BUSINESS

GENERAL

 The Company

     Southwestern Public Service Company was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Substantially all of its operating revenues were so derived during the Transition Period and each of the fiscal years ended August 31, 1996, 1995 and 1994. The Company has two wholly owned subsidiaries, UE and Quixx. See NONUTILITY BUSINESSES and Note (1) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. Effective January 1, 1997, the Company's new fiscal year will be the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31. The four-month transition period of September 1, 1996 through December 31, 1996 precedes the start of the new fiscal year. References throughout this document to a fiscal year are to the fiscal year ended August 31, unless otherwise stated.

     Electric service is provided through an interconnected system to a population of about one million in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. The Company provides electric energy to forty-eight communities with a population of 2,000 or more, thirty-seven in Texas, nine in New Mexico, and one each in Oklahoma and Kansas. Approximately 54% of the Company's operating revenues, excluding sales to other utilities, during the Transition Period and fiscal 1996 were derived from operations in Texas.

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

     The Company's largest sales of electric energy are during the summer months when demand reaches a peak. The Company's 1996 (including the Transition Period) maximum hourly net peak system demand of 3,876 MW occurred on August 6, 1996. The record net peak of 3,952 MW occurred on July 28, 1995. See PEAK LOAD AND CAPABILITY.

     The information set forth herein, unless otherwise indicated, does not take into account changes that will result from the Merger.

     The Merger

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

     On January 31, 1996, the shareholders of the Company and PSCo voted to approve the Merger. See Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Merger is subject to various other closing conditions, including the receipt of all necessary governmental approvals. All required state and federal regulatory agency authorizations have been received, except for the approval by the SEC. Application seeking the approval of the SEC for the Merger is pending. Set forth below is a summary of the results of various regulatory approval proceedings.

     PUCT. On February 19, 1997, the PUCT issued an order finding the Merger to be in the public interest and approving a settlement agreement with respect to the Merger with intervenors, including the PUCT staff. The settlement provided for a finding of the Merger being consistent with the public interest and for a regulatory plan which, as modified by the stipulation, generally provides for an automatic annual credit for Texas ratepayers of 50% of the merger-related operation and maintenance (O&M) expense savings with a guaranteed annual credit of at least $3 million for the first five years after the Merger closes. The Plan also allows for recovery of merger-related and business integration costs over the same period. The PUCT order provides intervenors with 15 days from the date of the last federal or state regulatory approval to seek to reopen the proceeding in Texas if they can demonstrate that one or more of the orders issued by other regulatory authorities materially and detrimentally denies the Company's retail ratepayers the benefits of the PUCT order. Any additional inquiry will be limited to the effect, if any, of the impact of the later regulatory orders.

     NMPUC. On February 7, 1997, the NMPUC issued an order approving the Merger. The order provides for an automatic annual credit for 50% of the merger-related operation and maintenance expense savings with a guaranteed annual credit for New Mexico rate payers of at least $1.2 million for the first five years after the Merger closes, and allows for recovery of merger-related and business integration costs over the same period.

     OCC. On September 23 1996, the OCC approved a rate agreement entered into by the Company with the OCC staff and the Oklahoma Attorney General's office providing for rate treatment similar to the Texas stipulation and providing Oklahoma ratepayers with a guaranteed annual credit of at least $100,000 for the first five years after the Merger closes.

     KCC. The KCC issued its order on November 28, 1995, granting the Company the authority to issue stock certificates to NCE and on December 3, 1996, the KCC issued an order similar to the Texas stipulation, approving a rate agreement which provides for a guaranteed annual credit for Kansas ratepayers of at least $10,000 for the first five years after the Merger closes.

     The future operations and financial position of the Company will be significantly affected by the Merger. Unaudited pro forma combined financial information for NCE at March 31, 1997 and December 31, 1996, and for the three months ended March 31, 1997, and the twelve months ended December 31, 1996, is included in this report as Exhibit 99. Unaudited Pro Forma Information. Additional information may be found in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and in Note (2) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     On May 31, 1995, the Company filed with the FERC comparable open access transmission service tariffs to provide other utilities use of the Company's transmission system for wholesale sales. On August 1, 1995, the FERC accepted the proposed tariffs for filing, subject to hearing and refund. On December 8, 1995, the Company filed a settlement agreement covering rates for transmission services. The settlement is pending before the FERC. On April 24, 1996, the FERC issued its Order No. 888 establishing industry-wide regulations promoting wholesale competition through open access non-discriminatory transmission services by public utilities and recovery of the related stranded costs. On the same day, FERC also issued its Order No. 889 implementing regulations on standards of conduct and information availability on transmission capacity, prices, and other information that will enable power competitors to obtain open access non-discriminatory transmission service. On July 9, 1996, the Company filed its open access transmission tariff in compliance with Order No. 888. This transmission tariff is in effect subject to refund and final approval of the FERC. In January 1997, the Company implemented its standards of conduct and its computerized open access same-time information system. The recent FERC requirements will greatly increase wholesale power competition in regional markets.

     On May 31, 1995, the Company also filed with the FERC a tariff to allow the Company to sell wholesale power at market based rates. On September 1, 1995, the FERC accepted the Company's market based power sales tariff, subject to refund and the final resolution of the Company's comparable open access transmission tariff filing of May 31, 1995. FERC also stated that the Company cannot use the tariff for sales of power to affiliates.

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

     All of the Company's regulatory jurisdictions continue to evaluate utility regulations with respect to retail competition ("retail wheeling"). The New Mexico legislature in 1996 and 1997, rejected retail wheeling proposals; however, it continues post-session committee investigation of the matter. Texas introduced legislative proposals relating to retail wheeling in the 1997 session; however, the Texas legislature adjourned without adopting any legislation on this issue. Although the Company believes it is well positioned to take advantage of the movement towards deregulation and competition, the Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. The Company's electric rates are among the lowest in the nation for investor-owned utilities, and its service territory is situated at the intersection of the nation's three electrical grids. These low rates permit the Company to compete effectively with other utilities, EWGs and QFs for sales to retail and wholesale customers within and outside the Company's traditional service territory, as well as retain and develop new retail load.

     In the current regulatory and competitive environments, the Company believes that all of its costs are recoverable through rates. Based on the Company's cost structure and the potential competitive market, the Company believes, but can give no assurance, that it does not have significant stranded cost exposure. See also Notes (1) and (8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSTRUCTION PROGRAM

     Capital expenditures for the Company's construction program were $66.0 million for the Transition Period and $112.0 million in fiscal 1996. The following general discussion of the Company's construction program and related expenditures are for a stand-alone company; that is, without consideration to the proposed Merger. On that basis, the Company's estimated construction expenditures for the next three calendar years are as follows:

                                    Estimated for years ending December  31,
                                    1997     1998        1999     Total
                                    ----     ----        ----     -----
                                             (In Millions)
  Generating facilities ........    $ 57     $ 30        $ 33     $120
  Transmission facilities ......      25       24          28       77
  Distribution facilities ......      27       32          33       92
  Other ........................      11       13          14       38
                                      --       --          --       --
    Total cash requirements ....    $120     $ 99        $108     $327
                                    ====     ====        ====     ====
     The costs in 1997 for generating facilities include two 104 MW natural gas-fueled combustion turbines at Cunningham Station near Hobbs, New Mexico, to be used for peaking service.

     Estimated annual construction expenditures are significantly lower than previously reported in the August 31, 1996 Form 10-K as several projects are no longer expected to be undertaken by the Company. A 200 MW cogeneration project planned for the Phillips Petroleum Refinery originally included in the estimated 1998 expenditures will now be owned and constructed by the Company's wholly-owned subsidiary, Quixx, and an unaffiliated power producer. Also, three gas-fueled combustion turbines, which were originally included in the 1998 estimated expenditures for approximately $100 million, have been removed because of the lower load forecasts resulting from the anticipated construction of the Golden Spread project, Mustang Station, by Quixx and an unaffiliated independent power producer. The Company has agreed to provide back-up, and commitment and dispatch services for this facility should the project be approved. See NONUTILITY BUSINESSES-QUIXX.

     The estimates for transmission facilities in the years 1998 and 1999 include $18 million for a transmission line that will extend from the area of Amarillo, Texas to Clovis, New Mexico. This line will improve the reliability of the Company's system.

     These estimated expenditures have been prepared for planning purposes as part of the Company's resource planning process (discussed below), and are subject to review and revision. Actual expenditures will vary from these estimates, as they have in the past, due to a number of factors, including regulatory requirements related to the planning and siting of facilities, changes in the rate of inflation, construction scheduling, environmental matters, the cost and availability of funds, the rate of kwh sales growth and other changes in business conditions, regulation and legislation. See GENERAL-Competition. The Merger will significantly impact these estimates.

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

PEAK LOAD AND CAPABILITY

     Plant capability, peak load, capacity margin and load factor for the last three fiscal years are shown in the table below. As the peak occurs during the summer months and four month information is not comparable, Transition Period information is not presented.

                                              Net
               ---------------------------------------------------------------
Fiscal         Capability  Peak Load   Increase (Decrease)   Capacity    Load
Year              (MW)       (MW)       Over Prior Year       Margin    Factor
----              ----       ----       ---------------       ------    ------

1996 ........     4,235*      3,876         (1.9)%             8.5%       62.9%
1995 ........     4,135       3,952**        7.3               4.4        58.4
1994 ........     4,062       3,682          9.3               9.4        61.7

       *Includes 100 MW firm purchase from WestPlains Energy.
      **This is an all-time high peak.

     As a member of the SPP, the Company's goal is to maintain at least a net capacity margin of 13%. Through the expansion of an existing interruptible program for wholesale load, new interruptible programs for retail irrigation and industrial loads, purchased power, and additional capacity installations on the system, the Company expects to be within the SPP guideline after 1998. See CONSTRUCTION PROGRAM.

     For the calendar years 1997 through 2001, the Company estimated that its compound annual growth rate would be approximately 2.4% for retail sales. If the Golden Spread project delivers energy, as projected in the Company's December 1996 forecast, full requirements wholesale sales would decrease by approximately 11%. However, the overall growth for other wholesale sales would have an expected annual growth rate of 2.8%. This results in a decrease for total sales of about one-half of one percent over the same period. The construction of the Golden Spread project, as discussed below, will have certain effects on wholesale sales to Golden Spread in future periods. The Company periodically reviews expected growth patterns in its service area and these growth rate estimates are subject to change. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTERCONNECTIONS

      The Company is connected with utilities west of its service territory through two HVDC interconnections in New Mexico and has four interconnecting transmission lines with utilities of the SPP. These interconnections are described in the following table:

                                                             Voltage (kilovolts)

                                                         The        Other      In-Service
  Location            Interconnecting Utility          Company     Utility        Date
  --------            -----------------------          -------     -------        ----
Near Artesia, NM   El Paso Electric Company and
                   Texas-New Mexico Power Company          230*      345          9/84
Near Clovis, NM    Public Service Company of New Mexico    230*      345          1/85
Near Oklaunion,TX  Public Service Company of Oklahoma      345       345          6/85
Near Elk City, OK  Public  Service  Company of Oklahoma    230       230          5/72
Near Shamrock, TX  West Texas Utilities                    115       115          7/72
Near Guymon, OK    WestPlains Energy                       115       115          3/63

     *These are HVDC interconnections owned by the interconnecting utilities. The Company has scheduling capabilities over these facilities through the WSPP agreement and pursuant to the agreements with the interconnecting utilities described below.

     Transactions with the SPP are handled through interties near Elk City and Guymon, Oklahoma, and Shamrock and Oklaunion, Texas. These interties allow the Company to sell or to purchase energy from the eastern electrical grid. Sales through eastern interties accounted for approximately 1.0% of calendar 1996 total sales.

     HVDC interconnections link the Company with the western electrical grid of the United States. The Company purchases and sells energy through HVDC interties near Artesia and Clovis, New Mexico. Sales through these interties accounted for 4.1% of calendar 1996 total sales.

     The Company is a participant in the FERC approved WSPP bulk power market. This arrangement provides for short-term energy and capacity exchanges, transmission services, flexible pricing, and electronic bulletin board postings of available power and energy. The WSPP encompasses a wide portion of Canada and the United States with over 90 members from northwestern Canada to Mississippi. In calendar 1996, less than 1.0% of total sales were due to WSPP bulk power sales.

     Under an agreement which expired in December 1996, the Company increased sales to EPE through the HVDC interconnection in Eddy County, New Mexico, from 50 MW in 1995 to 75 MW in 1996. Additional firm power sales through this HVDC connection to TNP are made under an agreement with an initial term that expires in 2004. In accordance with this contract, TNP may increase or decrease the contract amount by up to 10% with one year's notice. TNP purchased 59 MW in calendar 1996 and plans to reduce the amount to 53 MW in calendar 1997.

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

     The Company currently supplies power to Golden Spread under a full requirements contract approved by the FERC. As discussed under CONSTRUCTION PROGRAM, Golden Spread has announced its intention to construct generation and Quixx and an unaffiliated third party have entered preliminary arrangements with Golden Spread under which a 488 MW power plant would be constructed with approximately 273 MW being completed in 1998 and 215 MW in 1999. The amount of power purchased by Golden Spread from the Company would be reduced correspondingly upon such capacity being placed in service. Recently, the Company has been informed that the Golden Spread project is expected to be delayed one year.

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

     Interconnection sales for calendar 1996 to the eastern electrical grid totaled 171,690 MWH, including 117,875 MWH of WSPP sales. Sales to the western electrical grid totaled 869,095 MWH, consisting of 262,195 MWH of firm sales and 606,900 MWH of non-firm sales, including 5,772 MWH of WSPP sales.

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

                 Actual   Estimated for calendar years ending December 31,
Fuel              1996            1997        1998         1999
----             ----            ----        ----         ----
  Coal .......    68.8%           69.3%       68.0%        66.1%
  Gas ........    30.5            29.9        31.3         33.2
  Other ......     0.7             0.8         0.7          0.7

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

     Coal

     The Company purchases all of its coal requirements for Harrington and Tolk Stations from TUCO, in the form of crushed, ready-to-burn coal delivered by coal-handling facilities owned by Wheelabrator Coal Services Co. to the Company's boiler bunkers located within the Company's coal-fueled stations where it is processed for burning. The coal is transported for TUCO by rail, primarily from mines located in Wyoming, to TUCO's stockpiles which are adjacent to the Company's coal-burning generating stations. At December 31, 1997, TUCO's coal inventories at the Harrington and Tolk sites were 802,257 tons and 696,662 tons (approximately 60 days supply), respectively. TUCO has long-term contracts with ARCO for a supply of coal in sufficient quantities to meet all of the Company's needs for Tolk Station. TUCO's long-term coal supply with ARCO for the majority of Harrington's needs expires at the end of calendar 1997. The Company is evaluating options for both long- and short-term coal supplies beginning January 1998, and believes there are adequate supplies of low sulfur coal available on either a short- or long-term basis to supply the requirements of this station for its expected life. Specific coal reserves in the Powder River Basin in Wyoming have been dedicated by ARCO to meet the contract quantities. The coal is transported for TUCO by Burlington Northern Railroad to Harrington Station near Amarillo, Texas, a distance of approximately 896 railroad miles, and by Burlington Northern Railroad and the Atchison, Topeka and Santa Fe Railway Company to Tolk Station near Muleshoe, Texas, a distance of approximately 1,032 railroad miles. Transportation charges make up approximately 50% of the total cost of the coal delivered to the boiler.

     The coal purchased from TUCO had an average heat content of 8,702 Btu per pound at Harrington Station and 8,700 Btu per pound at Tolk Station for the twelve months ended December 31, 1996. The Company expects that the Btu content of the coal will vary between 8,200 and 9,000 Btu per pound and average 8,700 Btu per pound.

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

     Natural Gas

     The Company has a number of contracts of short and intermediate terms with various natural gas suppliers operating in gas fields with long life expectancies in or near its service area. In fiscal 1996 and the Transition Period, these gas contracts allowed the Company to maximize competition between fuel suppliers and helped minimize the Company's fuel cost during volatile market conditions. During these periods, the Company had under contract sufficient firm gas to meet all its requirements. However, due to flexible contract terms, approximately 24% and 12%, respectively, of the Company's gas requirements were purchased under spot agreements.

     Oil

     Certain of the Company's generating stations can burn oil in emergency situations. Oil is stored at these stations in sufficient quantities to meet anticipated emergency requirements. These stations have an aggregate capability of 975 MW. Small quantities of oil are also burned for maintenance purposes.

     Cost of Fuel and Purchased Power

     Details of the Company's cost of fuel and purchased power are presented below:

                                Transition        Fiscal year ended August 31,
                                  Period          1996        1995      1994
                                  ------          ----        ----      ----
Cost of fuel and purchased
 power (000):
  Coal .....................     $ 95,041      $277,908    $250,551    $276,825
  Natural gas ..............       45,897       136,139     116,481     123,503
  Oil (1) ..................           11            97         119          49
  Other (2) ................          947         2,879       2,901       2,830
  Purchased power                   4,900        18,010       5,241       4,604
                                    -----        ------       -----       -----
    Total fuel and purchased
      power cost ...........     $146,796      $435,033    $375,293    $407,811
                                 ========      ========    ========    ========
Cost of fuel per MMBtu:
  Coal .....................       $1.936        $1.883      $1.814      $1.801
  Natural gas ..............        2.620         2.154       1.631       2.015
  Oil (1) ..................        3.221         4.194       3.635       3.741
  Other (2) ................        1.766         1.766       1.754       1.806
  Average (excluding
     purchased power) ......        2.113         1.963       1.752       1.862

Cost of fuel per net kwh generated:
  Coal .....................        1.905 cents   1.875 cents 1.797 cents 1.788 cents
  Natural gas ..............        2.786 cents   2.288 cents 1.687 cents 2.118 cents
  Oil (1) ..................        3.792 cents   4.858 cents 3.784 cents 4.160 cents
  Other (2) ................         .942 cents    .941 cents  .934 cents  .953 cents
  Average cost of fuel
    (excluding purchased power)     2.105 cents   1.978 cents 1.749 cents 1.866 cents
  Average cost of fuel
    (including purchased power)     2.094 cents   1.957 cents 1.745 cents 1.865 cents

Average cost of purchased power
  per net kwh purchased ....        1.824 cents   1.569 cents 1.535 cents 1.829 cents

MMBtu of fuel consumed (000)       67,160        212,485     211,202    216,576

  (1) Small quantities of fuel oil are burned for maintenance purposes.
  (2) Includes purchased steam used at CZ-2 plant and hot nitrogen used at CZ-1 plant.

     Fuel Cost Recovery

     Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor which is a part of the Company's rates. If it appears that the factor will materially overrecover or underrecover these costs, the factor may be revised upon application by the Company or action by the PUCT. The rule requires refunding and surcharging under/overrecovery amounts including interest when they exceed 4% of the utility's annual fuel and purchased power cost, as allowed by the PUCT, if this condition is expected to continue. The PUCT periodically examines the Company's fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment and clauses. At December 31, 1996, the Company had approximately $12.9 million in Texas in underrecovered fuel costs, and is surcharging Texas retail customers for approximately one-half of the underrecovery. The Company has requested to continue the surcharge to collect the remaining amount of underrecovered fuel costs. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes (1) and
(8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company is crediting certain wholesale customers' fuel cost with 75% of the margin from coordination energy sales to other utilities and is crediting its New Mexico retail customers with 75% and Texas retail customers with 100% of the margin from coordination sales to other utilities and demand charges on interruptible wholesale sales (as approved by regulatory agencies in those jurisdictions). See Note (8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. This margin is the difference between the revenues from these sales and incremental costs to generate the power for the sales. Continued coordination and other non-firm energy sales would act to lower the electric bills of these customers; however, the Company cannot predict the extent of such sales.

REGULATION

     General

     In the Transition Period, 53.7% of total revenues were derived from sales subject to the jurisdiction of the PUCT and the Texas municipalities served by the Company. The percentages of revenue subject to the jurisdictions of the FERC, the NMPUC, the OCC and the KCC were 28.4%, 16.4%, 1.3% and 0.2%, respectively. In fiscal 1996, 54.3% of total revenues were derived from sales subject to the jurisdiction of the PUCT and the Texas municipalities served by the Company. The percentages of revenue subject to the jurisdictions of the FERC, the NMPUC, the OCC and the KCC were 28.1%, 16.2%, 1.2% and 0.2%, respectively

     The PUCT has jurisdiction over the Company's Texas operations as an electric utility, and original and appellate jurisdiction over its Texas retail rates and services. The Texas municipalities exercise original jurisdiction over rates within their respective city limits. The FERC has jurisdiction over the Company's rates for sales of electricity for resale. The NMPUC, the OCC and the KCC have jurisdiction with respect to retail rates and services in their respective states. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes (1) and (8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The NMPUC and the KCC also regulate the
Company's issuance of securities. The NMPUC also must approve any capital investment by the Company in its subsidiaries and has limited the amount the Company can contribute to Quixx. The Company has been authorized to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The OCC also regulates the issuance of securities which are secured by a lien on Company assets located within the State of Oklahoma. The books of the Company are kept in accordance with the FERC's Uniform System of Accounts and all of the Company's state jurisdictions have accepted this system.

     On June 26, 1997, the PUCT dismissed the complaint OPUC filed seeking a rate investigation of the Company's Texas retail jurisdictional rates. OPUC claimed that the Company was over-earning by $10 to $18 million per year on its Texas retail jurisdictional operations and requested that the PUCT conduct a general rate investigation.

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

     Capital expenditures for environmental protection facilities aggregated approximately $1.8 million, $2.8 million, $4.1 million, and $11.6 million for the Transition Period and for fiscal 1996, 1995 and 1994, respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change, but the Company has included $3.2 million in its construction program for these expenditures for calendar 1997.

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

EMPLOYEE RELATIONS

     The Company had approximately 1,900 utility employees at December 31, 1996. Of these, approximately 900 operating, maintenance and construction personnel are represented by Local Union No. 602, International Brotherhood of Electrical Workers, AFL-CIO. Pursuant to the collective bargaining agreement with this union which expires October 31, 1999, wages increased 3% effective November 1, 1996. The contract provides for an increase on November 1, 1997 and 1998 of 3%, plus 80% of the amount by which the Consumer Price Index exceeds 3.5%. The wage increase effective November 1, 1996, was also provided to employees not represented by the union. A hiring freeze has been implemented during the Merger process.

NONUTILITY BUSINESSES

     In connection with the Merger, all of the stock of the Company's two wholly-owned subsidiaries , UE and Quixx, will be sold to a wholly-owned subsidiary of NCE in exchange for a promissory note of that subsidiary in an amount equal to the fair market value of UE and Quixx.

     Utility Engineering Corporation

     UE is a wholly owned subsidiary formed in 1986. It is engaged in engineering, design, construction management and other miscellaneous services, employing approximately 120 employees. UE's assets at December 31, 1996, were approximately $47.8 million and total revenues for the Transition Period and fiscal 1996 were $7.1 million and $21.2 million, respectively. UE is currently involved in a broad array of projects for nonaffiliate customers, providing general engineering and design services. UE also is providing services to the Company, at cost, as well as working jointly with Quixx on cogeneration and independent power projects.

     Because of the lack of major central station power plant design and construction in the U.S. electric industry, UE is actively seeking other types of plant engineering projects and will continue to broaden its base of customers and diversity of projects. UE has been selected to engineer the Linden project, in which Quixx is the equity owner. During the past twelve months, UE has performed engineering and other services for combustion turbine projects in the Dominican Republic, Kuwait and Columbia, South America. UE also has active proposals for engineering work on projects in several other international locations.

     UE has two wholly owned  subsidiaries - Universal  Utility Services Company
(UUC) and Precision Resource Company (PRC). Through UCC, UE provides cooling tower maintenance and repair, certain other industrial plant improvement services, and engineered maintenance of high voltage plant electrical equipment. Through PRC, UE provides contract professional and technical resources for customers in the energy and industrial sectors. In fiscal 1996, UE wrote off its investment in SAGE, due to unprofitability of this business. UE also owns a 49% interest in Vista Environmental Services, LLC, which performs environmental consulting for energy and industrial customers in both the private and government sectors, primarily in the southwestern United States.

     In June 1997, UE wrote off its net investment of $2.4 million in the Carolina Project. See Note (6) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      Quixx Corporation

     Quixx is a wholly owned subsidiary formed in 1986. Its primary business is investing in and developing cogeneration and energy-related projects. Quixx also holds water rights and certain other nonutility assets. Quixx employs approximately 43 employees. Quixx's assets at December 31, 1996, were approximately $80.6 million and total revenues for the Transition Period and fiscal 1996 were $6.4 million and $17.7 million, respectively.

     In calendar 1996, Quixx invested approximately $8.5 million in independent power projects and expects to continue to make similar investments in the future dependent upon suitable investment opportunities and the availability of capital. The NMPUC has authorized the Company to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years. After completion of the Merger the Company will no longer make these annual investments.

     Quixx holds a 49% limited partnership interest in BCH which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. The facility provided steam to a nearby DuPont plant and electric power was sold to CP&L. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million, or $0.25 per common share, after-tax, in this project. See Note (6) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Quixx holds a 32-1/3% limited partnership interest, and through Quixx Carolina, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, a 1% general partnership interest in Carolina which was constructing waste-to-energy cogeneration facilities in Wilson and Lenoir Counties, North Carolina. The facilities would have provided steam to a DuPont plant located near Kinston, North Carolina and up to 5 MW of electric power to the CP&L grid. Construction was originally scheduled to be completed later in 1997 but has been halted, debt financing has been withheld and it has been determined that it is unlikely the project will be completed. In June 1997, Quixx wrote off its investment of approximately $13.6 million, or $0.22 per common share, after-tax, in this project. See Note (6) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Quixx also holds a 95% interest in Vedco Louisville L.L.C., a Delaware limited liability company, which owns a facility consisting of two gas-fired boilers providing steam to a DuPont plant in Louisville, Kentucky. Quixx's investment of approximately $6.0 million in this facility was funded by a capital contribution from the Company. Commercial operation began in December 1994.

     Quixx Jamaica, Inc., a Delaware corporation and a wholly owned subsidiary of Quixx, holds a 99% limited partnership interest in KES Jamaica, L.P. which owns a facility consisting of two oil-fired combustion turbines located in Montego Bay, Jamaica, W.I. The remaining 1% general partnership interest is owned by KES Montego, Inc. In June 1997 Quixx Corp. acquired 100% of the stock of KES Montego, Inc. The facility receives fuel from Jamaica Public Service Company, Ltd. and returns up to 43 MW of power to their grid. Commercial operation began in December 1994. Quixx's investment of approximately $10.8 million in this facility was funded by a capital contribution from the Company.

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

     Quixx holds a 99% limited partner interest and through Quixlin Corp., a Nevada corporation and a wholly owned subsidiary, a 1% general partner interest in Quixx Linden, L.P. which will construct a 23 MW natural gas fired cogeneration facility located in Linden, New Jersey. This facility, estimated to be completed in mid-1998, will provide steam, compressed air and electricity to General Motors. Fifty percent of this ownership interest will be sold to an unaffiliated party on or prior to completion of this project. UE was selected through a competitive bidding process to engineer, procure equipment and parts for, and construct the facility.

     In February 1997, Quixx announced it will hold a 50% interest in the proposed 216 MW cogeneration plant that would be located at the Phillips Petroleum Refinery Complex near Borger, Texas. Quixx will hold this interest through a wholly-owned subsidiary, Quixx Borger Cogen, Inc., which will in turn be a 50% partner of Borger Energy Associates, L.P., the owner of the plant. Construction is expected to begin in 1997 and the plant is expected to be operational in the summer of 1998.

     Quixx owns a 50% membership interest in Mosbacher Power Group, L.L.C. and Mosbacher Power International, L.L.C. (together the Mosbacher Companies), which are independent power development companies with interests in the development stage in Cambodia, Columbia, Mexico and Brazil.

     Quixx has recently entered into a memorandum of understanding with Golden Spread Electric Cooperative, Inc. and an unaffiliated independent power producer to construct a 488 MW combined cycle generating facility to be called Mustang Station which would be completed by 1998. Golden Spread and a limited partnership called Denver City Energy Associates, L.P. (of which Quixx will be a general partner and have a 50% interest) would each own a 50% undivided interest in the station. Quixx will hold its interest in Denver City Energy Associates through a wholly-owned subsidiary, Quixx Mustang Station, Inc. The power from the station would be supplied principally to Golden Spread and will be interconnected with the Company's system.

     Quixx operates as a division, Amarillo Railcar Services, a railcar maintenance facility which provides inspection, light and heavy maintenance and storage for unit trains. Quixx also finances sales of heat pumps and continues to market other nonutility goods and services. In addition Quixx has royalty interests in coal and other minerals produced and to be produced from certain New Mexico properties owned by the Pittsburgh and Midway Coal Mining Company. In August 1996 Quixx completed the sale of certain water rights to the CRMWA for $14.5 million which resulted in an after-tax gain of approximately $7.7 million.

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

     The Company and the City also entered into a System Purchase Option and Rate Agreement in August 1994. That agreement grants the City the option to sell to the Company the electric utility system serving the City (including distribution, subtransmission, and transmission facilities) which the City plans to acquire by purchase or through condemnation proceedings. The agreement has a three-year term beginning at the time the City acquires the facilities and ending no later than January 1, 2002. The purchase price that would be paid by the Company would be equal to the amount required to retire the unamortized outstanding debt incurred by the City in acquiring the facilities from EPE plus the City's reasonable costs in acquiring the facilities. The agreement provides that the Company will charge a total rate that shall be less than the projected rate to be charged by EPE and the cost of fuel EPE would bill to its customers. The Company has the right to terminate the agreement if, in the Company's sole discretion, it deems any proposed condemnation award to be excessive, or upon the occurrence of certain other events. The agreement further provides, that if the City abandons or dismisses condemnation proceedings as a consequence of the Company's termination of the agreement, the Company will reimburse the City for one-half of its reasonable litigation expenses and for any of EPE's damages and litigation expenses that the City is obligated to pay by final court order. In July 1995 the NMPUC ordered the Company to respond to an Order to Show Cause Why the System Purchase Option and Rate Guarantee is not a security, and if it is a security, why the Company did not obtain prior NMPUC approval under the New Mexico Public Utility Act. The Company has responded to the Commission's Order to Show Cause and does not believe the agreement to be a security or the guarantee of a security. A hearing has been scheduled for July 1997.

STATISTICAL SUMMARY

      Electric Revenues

     Operating revenues attributable to commercial and industrial sales of electric energy accounted for 52% and 50% of total operating revenues in the Transition Period and fiscal 1996, respectively.

     The Company's largest system customer in the Transition Period was Altura Energy Ltd., which purchased approximately 488 million kwh, resulting in approximately $17.0 million in revenues. The Company's largest system customer in fiscal 1996 was Amoco Corporation, which purchased approximately 1.5 billion kwh, resulting in approximately $30.4 million in revenues.

Electric Operating Statistics                Transition     Fiscal year ended August 31,
                                               Period      1996          1995        1994
                                               ------      ----          ----        ----
Energy generated and purchased (kwh-000):
 Generated - net output ...................  6,741,850   21,082,150   21,159,953   21,609,287
 Purchased and other ......................    332,556    1,226,856      350,183      253,314
 Net interchange ..........................         88          120          469           53
    Total .................................  7,074,494   22,309,126   21,510,605   21,862,654
 Company use, lost and unaccounted for ....   (438,190)  (1,420,687)  (1,175,029)  (1,459,717)
                                              --------    ---------   ----------   ----------
    Energy generated and purchased, net ...  6,636,304   20,888,439   20,335,576   20,402,937
                                             =========   ==========   ==========   ==========

Sales (kwh-000):
 Retail:
  Residential .............................    891,695    2,868,982    2,709,089   2,684,365
  Commercial ..............................    989,580    2,886,807    2,809,692   2,692,848
  Industrial ..............................  2,661,642    7,813,433    7,685,938   7,635,066
  Other ...................................    190,439      571,579      548,012     533,305
 Wholesale:
  Rural electric cooperatives .............  1,335,452    5,239,474    4,682,975   4,157,209
  Other utilities - firm ..................    147,508      604,860      614,609     768,850
  Other utilities - non-firm ..............    419,988      903,304    1,285,261   1,931,294
                                               -------      -------    ---------   ---------
    Total sales ...........................  6,636,304   20,888,439   20,335,576  20,402,937
                                             =========   ==========   ==========  ==========

Electric revenues (000):
 Retail:
  Residential ..............................  $ 55,159     $175,167     $160,908    $163,614
  Commercial ...............................    55,177      157,629      147,764     146,901
  Industrial ...............................    98,966      281,863      267,842     276,335
  Other ....................................    10,305       29,813       27,331      27,531
 Wholesale:
  Rural electric cooperatives ..............    52,191      189,480      165,930     147,010
  Other utilities _ firm ...................     8,293       27,839       29,494      31,644
  Other utilities _ non-firm ...............    13,821       33,720       31,351      47,150
 Miscellaneous* ............................     1,912        4,612        4,194       3,956
                                                 -----        -----        -----       -----
    Total electric revenues* ...............  $295,824     $900,123     $834,814    $844,141
                                              ========     ========     ========    ========

    *Includes intercompany revenues.

Customers (end of period):
  Retail:
   Residential .............................   310,073      308,554      300,459     297,853
   Commercial ..............................    57,502       57,204       54,330      53,489
   Industrial ..............................    12,450       12,418       11,896      11,422
   Other ...................................       761          750          665         656
  Wholesale:
   Rural electric cooperatives .............        17           17           17          17
   Other utilities .........................       192          180          157         128
                                                   ---          ---          ---         ---
   Total customers .........................   380,995      379,123      367,524     363,565
                                               =======      =======      =======     =======
Cost per net kwh generated:
   Operation ...............................      2.66 cents   2.51 cents   2.26 cents  2.36 cents
   Maintenance .............................       .17 cents    .15 cents    .14 cents   .13 cents
Average revenue per kwh sold:
  Residential ..............................      6.19 cents   6.11 cents   5.94 cents  6.10 cents
  Commercial ...............................      5.58 cents   5.46 cents   5.26 cents  5.46 cents
  Industrial ...............................      3.72 cents   3.61 cents   3.48 cents  3.62 cents
  Wholesale excluding non-firm sales
    to other utilities .....................      4.08 cents   3.72 cents   3.69 cents  3.63 cents
  Total sales ..............................      4.46 cents   4.31 cents   4.11 cents  4.14 cents

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               Years
                                                                                             Continuous
                     Present office, date elected thereto, and                        Age at   Service with
  Name               previous title if in current office less than 5 years           4-30-97      Company
-------              -----------------------------------------------------           -------      -------
Bill D. Helton       Chairman of the Board and Chief Executive Officer since 3-1-91    58            32

David M. Wilks       President and Chief Operating Officer since 9-1-95;               50            19
                     Senior Vice President, 1-9-91 to 9-1-95

Doyle R. Bunch II    Executive Vice President, Accounting and Corporate Development    50            20
                       since 9-25-92;
                     Executive Vice President and Chief Financial Officer, 10-23-90
                       to 9-25-92

Kenneth L. Ladd, Jr. Senior Vice President since 1-9-91                                57            35

John L. Anderson*    Vice President, Personnel since 1-11-89                           63            37

Robert D. Dickerson  Secretary and Treasurer since 1-13-88                             48            22

Gerald J. Diller     Vice President, Rates and Regulation since 7-27-93;               63            30
                     Group Manager, Rates and Regulation, 2-1-89 to 7-27-93

Gary L. Gibson       Vice President, Marketing since 1-1-85                            55            32

Henry H. Hamilton    Vice President, Production since 1-14-87                          59            33

Carl E. Jeans        Vice President, Management Systems since 1-9-85                   55            31

John McAfee          Vice President, Engineering and Operations since 9-1-95;          51            23
                     Vice President, Panhandle Division and Corporate Communication,
                        2-1-95 to 9-1-95;
                     Vice President, Corporate Services, 7-25-89 to 2-1-95

*Retired 3-1-97

     None of the above executive officers of the Company are family related. Officers of the Registrant are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

     There is no arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

ITEM 2. PROPERTIES.

ELECTRIC GENERATING STATIONS
at December 31, 1996

                                        Maximum                              Station Totals
                                       Generator                  Maximum                     Net Generation (Mwh)
                                       Name-plate                Generator         Net         Year
                                         Rating                  Name-plate    Capability     Ended
Generating                     Year   (Kilowatts)   Principal      Rating      (Kilowatts)    August     Transition
Station       Location         New        (A)         Fuel       (Kilowatts)      (B)        31, 1996      Period
-----------------------------------------------------------------------------------------------------------------
Steam
-----
Harrington  Near Amarillo, TX  1976      360,000      Coal
                               1978      360,000
                               1980      360,000                  1,080,000     1,066,000   7,587,731     2,829,209

Tolk        Near Muleshoe, TX  1982      568,000      Coal
                               1985      568,000                  1,136,000     1,080,000   7,336,317     2,167,602

Jones       Near Lubbock, TX   1971      247,500      Natural gas
                               1974      247,500                    495,000       486,000   2,172,003       673,565

Plant X     Near Earth, TX     1952       48,000      Natural gas
                               1953       98,000
                               1955       98,000
                               1964      190,400                    434,400       442,000     901,672       162,472

Nichols     Near Amarillo, TX  1960      113,635      Natural gas
                               1962      113,635
                               1968      247,500                    474,770       457,000   1,062,550       317,164

Cunningham  Near Hobbs, NM     1957       75,000      Natural gas
                               1965      190,400                    265,400       267,000   1,099,466       340,813

Maddox      Near Hobbs, NM     1967      113,636      Natural gas   113,636       118,000     499,587       134,417

CZ-2        Near Pampa, TX     1979       37,440      Purch. steam   37,440        26,000     207,265        70,714

Moore County Near Sunray, TX   1954       49,000      Natural gas    49,000        48,000      60,384          (625)
                                                                     ------        ------      ------          ----
       Subtotal, steam .......................................... 4,085,646     3,990,000  20,926,975     6,695,331
                                                                  ---------     ---------  ----------     ---------
Other
Gas Turbine
-----------
Carlsbad    Carlsbad, NM       1968       16,320      Natural gas    16,320        16,000       7,600           640
CZ-1        Near Pampa, TX     1964       13,281      Hot nitrogen   13,281        13,000      98,640        34,115
Maddox      Near Hobbs, NM     1976       86,850      Natural gas
                               1963       11,500                     98,350        76,000      40,220         5,097
Riverview   Near Borger, TX    1916       25,000      Natural gas    25,000        25,000       7,681         6,650

Diesel Engines
--------------
Tucumcari   Tucumcari, NM      1975        1,000 Diesel
                               1959        2,250
                               1963        1,000
                               1964        3,000
                               1968        4,100
                               1977        4,800                     16,150        15,000       1,034            17
                                                                     ------        ------       -----            --
       Subtotal, other ..........................................   169,101       145,000     155,175        46,519
                                                                    -------       -------     -------        ------
         Total, all generating stations ......................... 4,254,747     4,135,000  21,082,150     6,741,850
                                                                  =========     =========  ==========     =========

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

ITEM 3. LEGAL PROCEEDINGS.

     Reference is made to Note (6) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding the litigation with Thunder Basin Coal Co.

     The Company is involved in ordinary routine litigation incidental to the business which litigation is not considered material. See REGULATION, ENVIRONMENTAL MATTERS and Note (8) of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information on regulation, environmental and rate matters. See also OTHER - City of Las Cruces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the Transition Period to a vote of its security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS.

     The principal markets on which the Company's common stock is traded are the New York, Chicago and Pacific Stock Exchanges. The common stock has unlisted trading privileges on the Boston and Philadelphia Stock Exchanges. The table below presents the high and low market prices as reported by the National Quotations Bureau, Inc., and dividend information for the Company's common stock.

                                             Market Price            Dividends
                                          High            Low         Declared
                                          ----            ---         --------
  1996 - Transition Period:
    Quarter ended November 30, 1996     $36-3/4        $31-3/4         $0.55
    Month ended December 31, 1996        35-7/8         34-3/8             -
  1996 - Fiscal Quarter Ended:
    November 30, 1995                   $33-7/8        $30             $0.55
    February 29, 1996                    33-7/8         32-1/8          0.55
    May 31, 1996                         34-1/8         30-5/8          0.55
    August 31, 1996                      33-3/8         30-1/4          0.55
  1995 - Fiscal Quarter Ended:
    November 30, 1994                   $27            $25-1/8         $0.55
    February 28, 1995                    29-3/8         25-7/8          0.55
    May 31, 1995                         29             27-1/4          0.55
    August 31, 1995                      30-3/4         28-5/8          0.55

     The Company has agreed with PSCo in the merger agreement that it will not raise its common stock dividend rate without the consent of PSCo. The Company's dividend payout on its common stock was 96% for the twelve months ended December 1996, and 87% and 79% for the twelve months ended August 1996 and 1995, respectively. At December 31, 1996, the number of holders of record of the Company's common stock was 27,585.

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

ITEM 6. SELECTED FINANCIAL DATA.

                         Transition                          Fiscal year ended August 31,
                           Period            1996        1995         1994        1993      1992
                           ------            ----        ----         ----        ----      ----
                                         (Dollars In Thousands Except Per Share Amounts)
Operating revenues ...... $ 295,579      $  899,397     $  834,083    $  843,448   $  809,753   $  749,154
Operating income ........    47,192      $  150,666     $  154,211    $  139,719   $  140,684   $  137,755
Net earnings ............ $  19,137      $  105,773     $  119,477    $  102,168   $  105,254   $  102,987
Earnings per weighted
 average common share
 outstanding ............    $ 0.47*         $ 2.52**     $ 2.80***       $ 2.38       $ 2.43       $ 2.34
Dividends per share .....    $ 0.55          $ 2.20       $ 2.20          $ 2.20       $ 2.20       $ 2.20
Ratio of earnings to
 fixed charges ..........      2.56            4.21         5.10            4.76         4.82         4.53
Ratio of earnings to
 fixed charges and
 preferred dividend
 requirements combined ..      2.56            3.91         4.37            4.04         4.01         3.63
Return on average
 common equity ..........      8.0%           14.2%        16.2%           14.1%        14.5%        14.2%
Operating income as a
 percent of operating
 revenue ................     16.0%           16.0%        18.5%           16.6%        17.4%        18.4%
Total assets ............$2,041,210      $1,997,817   $1,909,005     $ 1,821,235   $1,718,546   $1,705,734
Long-term debt and
 redeemable
 preferred stock**** .... $ 635,631      $  638,107   $  576,348      $  523,228   $  548,772   $  554,117
SPS Obligated Mandatorily
 Redeemable Preferred
 Securities .............  $100,000              --           --              --           --           --
Weighted average common
 stock outstanding ......40,917,908      40,917,908   40,917,908      40,917,908   40,917,908   40,917,908
Book value per common
 share ..................    $17.88          $17.97       $17.61          $17.01       $16.84       $16.61

   * Includes a $0.25 decrease in earnings per share attributable to the write-off of Quixx's investment in BCH.
  ** Includes a $0.19 increase in earnings per share attributable to the sale of water rights owned by Quixx.
 *** Includes a $0.13 increase in earnings per share attributable to a change in the estimated delivered not billed kwh sales and an 0.11 increase in earnings per share attributable to a one-time adjustment resulting from settlement of the 1985 FERC rate case with New Mexico wholesale customers.
**** Includes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. Effective January 1, 1997, the Company's new fiscal year will be the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on an August 31 fiscal-year basis unless otherwise indicated. The Transition Period relates to the four months ended December 31, 1996 and, where applicable, unaudited comparative information for the four months ended December 31, 1995 has been presented.

RESULTS OF OPERATIONS

     Operating Revenues and Kilowatt-Hour Sales

     Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in revenues.

                                          Increase (Decrease) From Prior Period
                                         Transition       Fiscal        Fiscal
                                           Period          1996          1995
                                           ------          ----          ----
                                                  (Dollars In Thousands)

Estimated effect on revenues of:
 Variations in kilowatt-hour(kwh) sales* $   5,519      $  40,001      $ 19,943
 Variations in rates                         2,487         (7,321)        9,110
 Variations in fuel and purchased power
   cost recovery                            18,572         31,191       (22,583)
                                            ------         ------       -------
   Subtotal                                 26,578         63,871         6,470
 Variations in non-firm kwh sales            1,574          1,443       (15,835)
                                             -----          -----       -------
   Total revenue increase (decrease)     $  28,152      $  65,314      $ (9,365)
                                         =========      =========      ========
Increase in kwh sales* (in millions)           172            935           579
                                               ===            ===           ===
Increase (Decrease) in non-firm kwh
  sales (in millions)                           73           (382)         (646)
                                                ==           ====          ====

     *Comprised   of  retail  and   wholesale   sales   excluding   economy  and
     interruptible wholesale (non-firm) kwh sales.

     Variations in Kwh Sales. Revenues during the Transition Period increased from the comparable period in 1995 primarily due to higher kwh sales to retail customers resulting from dry colder weather. This increase was offset, in part, by lower firm sales to RECs who migrated to lower priced non-firm power purchases from the Company. The revenue increase in 1996 was primarily due to increased kwh sales to all retail customers and to RECs which resulted from a hotter than normal late spring and early summer. These conditions increased air conditioning load for the year. A dry winter and early spring increased irrigation while oil-related industry activity in some areas also contributed to increased REC sales as well as sales to Cap Rock. Sales to Cap Rock began in February 1994 and increased to 100% of Cap Rock's West Texas requirements in February 1995. In addition, the acquisition of electric properties in the Texas panhandle from TNP contributed to higher 1996 revenues

     The increase in 1995 was due primarily to increased kwh sales to RECs, primarily Cap Rock, and retail (ultimate) customers. Accounting adjustments to the estimate of delivered not billed kwh sales also increased kwh revenues by approximately $8.3 million in 1995. These estimated kwh sales relate to energy used by customers but not billed until the subsequent month.

     The Company expects modest growth in kwh sales (excluding non-firm sales) in 1997, given normal weather conditions. Current estimates of the compound annual growth rate in kwh sales for the five-year period 1997-2001 are 2.4% for retail sales. Last year the Company estimated for the period 1996-2000 that its wholesale sales growth rate would be 2.5% and the retail sales growth rate would be 2.0%. When and if Golden Spread builds generating capacity (which may occur in 1998 and 1999), it is anticipated that the Company's full requirements wholesale sales will decline by approximately 11% when this capacity is placed in service; however, the overall growth rate for other wholesale sales would have an expected annual growth rate of 2.8%.

     Actual kwh sales by class of customer are shown in the following table:

                          Four months ended
                            December 31,             Years ended August 31,
                          1996         1995        1996       1995      1994
                          ----         ----        ----       ----      ----
                                              (Kwh In Millions)
Retail Sales:
  Residential ..........    892         846       2,869       2,709       2,685
  Commercial ...........    989         938       2,887       2,810       2,693
  Industrial ...........  2,662       2,544       7,813       7,686       7,635
  Other ................    190         184         572         548         533
                            ---         ---         ---         ---         ---
   Total Retail Sales ..  4,733       4,512      14,141      13,753      13,546
Wholesale Sales:
 Rural electric
    cooperatives .......  1,335       1,370       5,239       4,683       4,157
 Other utilities:
   Firm ................    148         163         605         615         769
   Non-firm* ...........    420         347         903       1,285       1,931
                            ---         ---         ---       -----       -----
   Total Wholesale Sales  1,903       1,880       6,747       6,583       6,857
                          -----       -----       -----       -----       -----
   Total Sales .........  6,636       6,392      20,888      20,336      20,403
                          =====       =====      ======      ======      ======

      *Comprised of economy and interruptible sales.

     Variations in Rates. Increased revenues for the Transition Period are primarily due to increased demand charges per kwh received from certain wholesale customers. Such demand charges are based on a historical rolling 12-month usage by the customer. Decreased revenues for 1996 resulted from decreased demand charges per kwh received from certain wholesale customers and interruptible rates available to certain classes of retail customers which were approved and implemented in Texas and New Mexico in 1996 and acted to lower related revenues. Increased revenues for 1995 resulted primarily from additional demand charge revenues paid by certain wholesale customers. Additionally for 1995, a settlement of the 1985 FERC rate case with the Company's New Mexico wholesale REC customers contributed increased revenues of approximately $4.0 million (and interest of $3.0 million that is included in other income) (see
Note 8).
     Variations in Fuel and Purchased Power Cost Recovery. The increase in revenues during the Transition Period and during fiscal 1996 was primarily due to higher gas and coal costs. These revenues decreased in 1995 due to substantially lower natural gas prices.

     Fuel and purchased power costs are recoverable in Texas under a rule that provides for a fixed factor (based on known or reasonably measurable fuel costs) to be used for fuel cost collection with final approval of the amount of recoverable fuel cost being determined at the time of a utility's fuel reconciliation proceeding. If reasonably unforeseeable circumstances result in a material underrecovery of fuel costs, the utility may file a petition with the PUCT requesting a surcharge and change in its fuel factors. The Company's current fixed factor, set by the PUCT in May 1996, is based on then reasonably predictable fuel and purchased power costs. In all other jurisdictions, the Company currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. At December 31, 1996, the Company had approximately $12.9 million in underrecovered fuel costs in Texas and is surcharging Texas retail customers for approximately one-half of the underrecovery. The Company has requested to continue the surcharge to collect the remaining amount. In April 1996, the Company refunded to its Texas retail customers overrecovered fuel costs totaling $3.9 million, consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs. The Company also refunded to its Texas retail customers margin credits on non-firm sales totaling $5.4 million during 1996 (see Note 8).
     Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The increase during the Transition Period, as compared to the same period in 1995, was due in part to higher interruptible sales to PNM as a result of an increased demand for power. The declines in non-firm sales in 1996 and 1995 were primarily due to available power from major western plants and excess hydroelectric power in the Northwest. Company load growth in 1996 also contributed to the decline in 1996 non-firm sales. The 1995 decrease was also affected by mild weather throughout the region, particularly in the winter.

     Operating Expenses

     Fuel and purchased power expense as a percentage of total operating expenses, approximated 59% and 55% for the four months ended December 31, 1996 and 1995, respectively. These costs increased approximately $25 million, or 20%, during the four months ended December 31, 1996, when compared to the same period in 1995, primarily due to increased gas costs. Fuel expense increased from 1.81 to 2.09 cents per net kwh generated.

     Fuel and purchased power expense as a percentage of total operating expenses approximated 58% in 1996, 55% in 1995 and 58% in 1994. Such expenses, when compared to prior years, increased 15.9% in 1996 and decreased 8.0% in 1995. The fluctuations in these expenses are primarily attributable to increases and decreases in fuel costs. The fuel cost per net kwh generated was 1.98 cents,
1.75 cents and 1.87 cents in 1996, 1995 and 1994, respectively. The increase in 1996 is primarily due to higher natural gas prices and a slight increase in coal costs. The decrease in 1995 is primarily due to lower natural gas prices and a decrease in generation. When the Company requires less generation, more efficient plants that use less fuel are utilized. Although fuel costs are expected to rise marginally throughout 1997, the Company plans to mitigate any such increases through the purchase of lower-priced gas on the open market and under short-term contracts, as well as using low-priced coal purchased on the spot market for generation of off-system sales.

     Total operating expenses, excluding fuel and purchased power, increased $2.5 million, or 2.5%, during the Transition Period, as compared to the same period in 1995, primarily due to an increase in steam production maintenance expenses, offset, in part, by lower income taxes. Such expenses increased 3.0% in 1996 and 2.9% in 1995. The increase in 1996 was due primarily to increased steam production maintenance expense and costs associated with the acquisition of the TNP electric properties. Maintenance expenses were higher due to the normal recurring eighteen month repair cycle and expenses associated with additional cooling tower and coal feeder maintenance. The increase in 1995 was due primarily to increased federal income taxes resulting from higher taxable income. The Company continues to have a hiring freeze in effect during the Merger process (see Note 2). The Company's expenses were not significantly impacted by inflation during these periods.

     Other Income (Expense), Net. Other income (expense), net decreased approximately $9.3 million during the Transition Period primarily due to the December 1996 write-off of the Quixx investment in BCH and related receivables and expenses ($16 million, or $0.25 per common share, after-tax). The BCH project is a waste-to-energy cogeneration project in North Carolina. The project experienced problems primarily related to deficiencies in the waste-fuel handling system. In June 1997, Quixx and UE wrote-off their net investment of approximately $16 million in a companion project as discussed in Earnings and in
Note 6. In connection with the Merger, all of the stock of the Company's two wholly-owned subsidiaries, UE and Quixx, will be sold to a wholly-owned subsidiary of NCE in exchange for a promissory note of that subsidiary in an amount equal to the fair market value of UE and Quixx.

     Other income (expense), net decreased 34.8% in 1996 and increased 150.7% in 1995. The decrease in 1996 was due to increased merger and business integration expenses. Other income (expense), net was favorably impacted by the approximate $7.7 million after-tax gain on the sale of certain Texas Panhandle water rights by Quixx. However, the effect of such gain was offset by merger-related expenses that totaled approximately $5.7 million and business integration expenses that totaled approximately $2.1 million. Also contributing to the decrease was the non-deductibility of these merger-related expenses for federal income tax purposes. The increase in 1995 was primarily due to approximately $3.0 million of interest realized on the rate case settlement with New Mexico wholesale customers and greater subsidiary earnings. The write-off in 1994 of nonrecurring items caused a $3.4 million decline in such income that year. Subsidiary operations contributed approximately 29 cents per share to earnings in 1996 (19 cents per share from the Quixx water rights sale) and 13 cents in 1995.

     Earnings

     While operating income remained flat during the Transition Period as compared to the same period in 1995, higher interest expense and the write-off of the BCH project were the primary factors that contributed to the decline in earnings applicable to common stock. The higher interest expense resulted from higher levels of debt that were used to finance the retirement of preferred stock, the 1995 acquisition of electric properties from TNP and increased construction expenditures.

     Operating income and earnings applicable to common stock decreased in fiscal 1996 due to increased maintenance expenses, costs associated with the acquisition of electric properties from TNP, and increased merger-related and business integration expenses. Additionally, the decline in income was adversely affected by the increase in interest expense resulting from higher levels of debt throughout the year caused by the retirement of preferred stock, the TNP electric property acquisition and increased construction expenditures. Operating income and earnings applicable to common stock increased in 1995 due primarily to greater sales to RECs, the change in estimate of delivered not billed kwh sales ($5.4 million or 13 cents per share) and the rate settlement with wholesale customers in New Mexico ($4.5 million or 11 cents per share).

     In June 1997, Quixx wrote-off its investment of approximately $13.6 million in the Carolina Project, another waste-to-energy facility, which is a similar project to BCH, but with design modifications. Additionally, UE wrote-off its net investment of approximately $2.4 million, comprised of subordinated debt, interest receivable, and engineering services, in this same partnership. This combined investment represents approximately $16.0 million, or $0.25 per common share, after tax (see Note 6).

     Assuming normal weather conditions, calendar year 1997 operating income is expected to remain relatively flat, but net earnings for 1997 will be negatively impacted by increased merger-related and business integration expenses and the write-off of the Carolina Energy Project. A resolution of the 1985 FERC rate case with Texas wholesale REC customers, by settlement or otherwise, would favorably affect income and earnings in the year received.

     The Company's average common equity for the Transition Period and for the fiscal years 1996, 1995 and 1994 was $733.4 million, $727.9 million, $708.5 million and $692.5 million, respectively. The annualized rate of return on average common equity for the Transition Period was 8.0%; however, comparability to prior fiscal years is impacted by the seasonality of the Company's electric sales. The rate of return on average common equity for the fiscal years 1996, 1995 and 1994 was 14.2%, 16.2% and 14.1%, respectively. The components of such return are presented as follows:
                                    Transition           Fiscal Years
                                      Period       1996      1995     1994
                                      ------       ----      ----     ----
Components of Return on Average
  Common Equity:
   Rate-related income                  9.1%       13.3%     13.5%    13.5%
   Subsidiary and other income         (1.4)         .7       1.0       .4
   AFUDC .................               .3          .2        .3       .2
   New Mexico wholesale settlement        -           -        .6        -
   Delivered not billed adjustment        -           -        .8        -
                                        ---         ---        --      ---
     Total                              8.0%       14.2%     16.2%    14.1%
                                        ===        ====      ====     ====

LIQUIDITY AND CAPITAL RESOURCES

     The Company's demand for capital is normally related to the construction of utility plant and equipment. Cash construction expenditures, excluding AFUDC, were $66 million and $45 million for the four months ended December 31, 1996 and 1995, respectively, and $112.0 million, $94.7 million and $91.8 million in fiscal 1996, 1995 and 1994, respectively. During 1996, the Company generated approximately 75% of its capital requirements for such purposes internally. Also in 1996, the Company received regulatory approval to make investments in Quixx of up to $90 million at the cumulative rate of $15 million per year for six years. Upon completion of the Merger, the Company will no longer make these investments in Quixx. These investments, if made, will then be made by NCE. Quixx's investment in independent power projects is dependent upon suitable investment opportunities and the availability of capital. Estimated construction expenditures, excluding AFUDC, are $120 million for 1997 and $327 million for the three-year period 1997-1999. The portion of the Company's construction expenditures to be provided by internally generated funds cannot be accurately forecast, but the Company expects that it will be approximately 40% in 1997. To the extent the capital required in 1997 is not supplied by internally generated funds, the Company will obtain such capital from short-term borrowing or from the sale of long-term debt, preferred stock and/or common stock. The Company's estimates of capital needs, in particular those related to construction, and the generation of internal funds are subject to review and revision, and may vary substantially from the foregoing especially in a more competitive environment
(see Note 8). Additionally, the completion of the Merger will significantly impact these estimates. Following a review as a result of the Merger, Standard & Poor's has downgraded the Company's rated debt from AA to A.

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

     In August 1994, the Company entered in a forward interest rate swap agreement in anticipation of redeeming its $25 million principal amount of 13-1/2% Pollution Control Revenue Bonds (PCRBs) due 2001 with a new issuance of variable rate PCRBs. Such bonds were redeemed October 1, 1996, and replaced with a variable rate PCRB issue due July 1, 2016 that has been swapped for a fixed rate of 6.435%. Additionally, the Company redeemed on September 26, 1996, the $25 million 6-1/2% PCRBs due 2004 and the $32.3 million 6-5/8% PCRBs due 2009 and replaced these series on September 18, 1996, with $57.3 million 5-3/4% PCRBs due September 1, 2016 (see Note 5).

     In October 1996, Southwestern Public Service Capital I, a wholly owned trust, issued in a public offering $100 million of 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures,
Series A, due September 1, 2036. The securities are shown as SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures of SPS on the Consolidated Balance Sheet. The funds from this financing were used to reduce short-term debt.

     The Company also has an effective shelf registration statement under which $220 million of debt securities and/or preferred stock are available for issuance.

OTHER MATTERS

     Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers (see Note 8). In part in response to these changing conditions, the Company has entered into a definitive merger agreement with PSCo. Consummation of the Merger is subject to customary conditions, including the receipt of all regulatory authority approvals, all of which have been received except for the approval of the SEC under PUHCA, which is pending. The foregoing discussions of the Company's "Results of Operations" and "Liquidity and Capital Resources" do not take into account any changes that could arise as a result of the Merger (see Item 1. Business General and Note 2).

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

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Shareholders
Southwestern Public Service Company:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Southwestern Public Service Company and subsidiaries as of December 31, 1996, August 31, 1996 and August 31, 1995, and the related consolidated statements of earnings, common shareholders' equity and cash flows for each of the four months ended December 31, 1996 and for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



DELOITTE & TOUCHE LLP


Dallas, Texas
February 28, 1997
(June 19, 1997, as to the Carolina Energy
 Limited Partnership Investment in Note 6)

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                          Consolidated Balance Sheets
                 December 31, 1996 and August 31, 1996 and 1995

                                             December 31,        August 31,
                                                1996         1996        1995
                                                ----         ----        ----
                                                       (In Thousands)
Assets
------
Utility Plant:
  Utility plant in service ...............   $2,517,579  $2,484,025  $2,366,435
  Accumulated depreciation ...............     (930,436)   (911,422)   (854,015)
                                               --------    --------    --------
    Net plant in service .................    1,587,143   1,572,603   1,512,420
  Construction work in progress ..........       79,346      49,143      31,026
                                                 ------      ------      ------
    Net utility plant ....................    1,666,489   1,621,746   1,543,446
                                              ---------   ---------   ---------
Nonutility Property and Investments ......       58,144      71,855      70,087
                                                 ------      ------      ------
Current Assets:
  Cash and temporary investments .........       40,610      31,223      36,860
  Accounts receivable, net ...............       67,779      77,959      73,262
  Undercollected fuel and purchased
    power cost, net ......................       15,715       7,193           -
  Accrual for unbilled revenues ..........       20,304      23,152      28,626
  Materials and supplies, at average cost        20,096      21,513      21,647
  Prepayments and other current assets ...        3,887       7,452      10,734
                                                  -----       -----      ------
    Total current assets .................      168,391     168,492     171,129
                                                -------     -------     -------
Deferred Debits ..........................      148,186     135,724     124,343
                                                -------     -------     -------
    Total Assets .........................   $2,041,210  $1,997,817  $1,909,005
                                             ==========  ==========  ==========

Capitalization and Liabilities
------------------------------
Capitalization (See Consolidated Statements
   of Capitalization):
  Common shareholders' equity .............  $  731,752  $  735,119  $  720,752
  Preferred stock                                     -           -      72,680
  SPS Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary
    Trust holding solely Subordinated
    Debentures of SPS .....................     100,000           -           -
  Long-term debt ..........................     620,400     622,931     576,072
                                                -------     -------     -------
    Total capitalization ..................   1,452,152   1,358,050   1,369,504
                                              ---------   ---------   ---------
Current Liabilities:
  Short-term debt .........................      53,836      69,624           -
  Current maturities of long-term debt ....      15,231      15,176         276
  Accounts payable ........................      20,785      15,979      12,187
  Overcollected fuel and purchased power
    cost, net .............................           -           -       5,969
  Interest accrued ........................      13,151      10,962       9,067
  Fuel and purchased power expense
    accrued ...............................      42,218      46,396      40,164
  Taxes accrued ...........................      19,999      32,486      39,757
  Dividends payable on common stock .......           -      22,505      22,505
  Other current liabilities ...............      39,681      43,441      39,843
                                                 ------      ------      ------
    Total current liabilities .............     204,901     256,569     169,768
                                                -------     -------     -------
Deferred Credits:
  Deferred income taxes ...................     367,272     365,911     344,794
  Unamortized investment tax credits ......       5,719       5,803       6,053
  Other ...................................      11,166      11,484      18,886
                                                 ------      ------      ------
    Total deferred credits ................     384,157     383,198     369,733
                                                -------     -------     -------
Commitments and Contingencies
    Total Capitalization and Liabilities ..  $2,041,210  $1,997,817  $1,909,005
                                             ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Consolidated Statements of Capitalization
                 December 31, 1996 and August 31, 1996 and 1995

                                             December 31,        August 31,
                                                1996         1996        1995
                                                ----         ----        ----
                                                       (In Thousands)
Common Shareholders' Equity:
 Common stock, $1 par value, authorized
   100,000,000 shares in 1996 and 1995;
   outstanding 40,917,908 shares in 1996
   and 1995 ...............................   $  40,918    $ 40,918   $  40,918
 Premium on capital stock .................     307,484     307,484     306,376
 Retained earnings ........................     383,350     386,717     373,458
                                                -------     -------     -------
  Total common shareholders' equity .......     731,752     735,119     720,752
                                                -------     -------     -------
Cumulative Preferred Stock:
 Preferred stock, $25 par value,
  authorized 3,000,000 shares; outstanding
  920,000 shares in 1995; dividend rates
  from 4.36% to 8.88% .....................           -           -      23,000
 Preferred stock, $100 par value,
  authorized 2,000,000 shares; outstanding
  496,800 shares in 1995; dividend rates
  from 3.70% to 14.50% ....................           -           -      49,680
 Preferred stock, $1 par value,
  authorized 10,000,000 shares; none
  outstanding .............................           -           -           -
                                                   ----        ----        ----
  Total cumulative preferred stock ........           -           -      72,680
                                                   ----        ----      ------

SPS Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary Trust
 holding solely Subordinated Debentures
 of SPS ...................................     100,000           -           -
                                                -------        ----        ----
Long-Term Debt:
 First Mortgage Bonds:
   Rate          Maturity
------------------------------------------
  5.70% ..........  February 1997 .........      15,000      15,000      15,000
  6.875 ..........  December 1999 .........      90,000      90,000      90,000
  7-1/4 ..........  July 2004 .............     135,000     135,000     135,000
  6-1/2 ..........  March 2006 ............      60,000      60,000           -
  8-1/4 ..........  July 2022 .............      40,000      40,000      40,000
  8.20 ...........  December 2022 .........     100,000     100,000     100,000
  8.50 ...........  February 2025 .........      70,000      70,000      70,000
 Unamortized debt discount, net ...........      (1,279)     (1,323)     (1,418)
                                                 ------      ------      ------
 Total first mortgage bonds                     508,721     508,677     448,582
                                                -------     -------     -------
 Pollution control  obligations,
 securing Red River Authority
 Pollution Control Revenue Bonds, net:
  Series           Rate         Maturity
  --------------------------------------
 Not collateralized by First Mortgage Bonds:
   1991 .... adjustable .. July 2011 ......      44,500      44,500      44,500
   1994 ....   6.435 ..... July 2016 ......      25,000           -           -
   1996 ....   5.75%  September 2016 ......      57,300           -           -
 Collateralized by First Mortgage Bonds:
   1979 ....  6-1/2% .... March 2004 ......           -      25,000      25,000
   1979 ....  6-5/8 ..... March 2009 ......           -      32,300      32,300
   1981 .... 13-1/2 ... October 2001 ......           -      25,000      25,000
 Funds held and invested by Trustee .......        (418)       (120)        (55)
                                                   ----        ----         ---
    Total pollution control obligations,
      net .................................     126,382     126,680     126,745
                                                -------     -------     -------
 Other long-term debt .....................         528       2,750       1,021
                                                    ---       -----       -----
    Total long-term debt, including
      current maturities ..................     635,631     638,107     576,348
 Current maturities .......................     (15,231)    (15,176)       (276)
                                                -------     -------        ----
    Total long-term debt ..................     620,400     622,931     576,072
                                                -------     -------     -------

 Total Capitalization .....................  $1,452,152  $1,358,050  $1,369,504
                                             ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                      Consolidated Statements of Earnings
                   For the four months December 31, 1996 and 1995

                                                             1996         1995
                                                             ----         ----
                                                           (In Thousands,Except
                                                            Per Share Amounts)

Operating Revenues ...............................         $295,579    $267,427
                                                           --------    --------
Operating Expenses:
 Operation:
  Fuel ...........................................          141,896     119,081
  Purchased power ................................            4,900       2,756
  Other ..........................................           37,127      35,259
 Maintenance .....................................           11,312       9,470
 Depreciation and amortization ...................           22,289      21,873
 Taxes other than property and income taxes                   7,353       6,900
 Property taxes ..................................            7,738       7,465
 Income taxes ....................................           15,772      18,141
                                                             ------      ------
   Total operating expenses ......................          248,387     220,945
                                                            -------     -------
Operating Income .................................           47,192      46,482
                                                            -------     -------
Other Income (Expense), Net:
 Allowance for equity funds used during construction            179          60
 Income taxes ....................................            4,785        (822)
 Other, net ......................................          (14,981)         87
                                                             ------       -----
   Total other income (expense), net .............          (10,017)       (675)
                                                              -----       -----
Interest Charges:
 Interest on long-term debt ...............                  15,556      14,424
 Allowance for borrowed funds used during construction         (891)       (806)
 Other interest ...................................           1,847       1,243
                                                              -----       -----
   Total interest charges .........................          16,512      14,861
                                                             ------      ------
Distributions on SPS Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary Trust .........           1,526           -
                                                              -----         ---
Net Earnings ......................................          19,137      30,946
 Dividends and premiums on cumulative
  preferred stock .................................               -       2,373
                                                                ---       -----
Earnings Applicable to Common Stock ...............         $19,137     $28,573
                                                           ========     =======

Weighted Average Shares Outstanding ...............          40,918      40,918
                                                             ======      ======

Earnings per Common Share .........................           $0.47       $0.70
                                                              =====       =====

Dividends Declared per Common Share ...............           $0.55       $0.55
                                                              =====       =====


See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                      Consolidated Statements of Earnings
               For the years ended August 31, 1996, 1995 and 1994

                                                   1996      1995        1994
                                                   ----      ----        ----
                                        (In Thousands, Except Per Share Amounts)

Operating Revenues ........................    $899,397    $834,083    $843,448
                                               --------    --------    --------
Operating Expenses:
 Operation:
  Fuel ....................................     417,023     370,052     403,207
  Purchased power .........................      18,010       5,241       4,604
  Other ...................................     111,255     107,467     107,295
 Maintenance ..............................      32,534      29,039      28,276
 Depreciation and amortization ............      65,448      61,069      60,551
 Taxes other than property and income taxes      21,109      19,122      19,471
 Property taxes ...........................      23,472      24,009      22,468
 Income taxes .............................      59,880      63,873      57,857
                                                 ------      ------      ------
   Total operating expenses ...............     748,731     679,872     703,729
                                                -------     -------     -------
Operating Income ..........................     150,666     154,211     139,719
                                                -------     -------     -------
Other Income (Expense), Net:
 Allowance for equity funds used during
   construction ...........................          60         229         559
 Income taxes .............................      (5,417)     (3,775)       (531)
 Other, net ...............................      10,050      10,746       2,844
                                                 ------      ------       -----
   Total other income (expense), net ......       4,693       7,200       2,872
                                                  -----       -----       -----
Interest Charges:
 Interest on long-term debt ...............      44,964      40,644      37,881
 Allowance for borrowed funds used during
   construction ...........................      (2,516)     (2,463)     (1,044)
 Other interest ...........................       7,138       3,753       3,586
                                                  -----       -----       -----
   Total interest charges .................      49,586      41,934      40,423
                                                 ------      ------      ------
Net Earnings ..............................     105,773     119,477     102,168
 Dividends and premiums on cumulative
  preferred stock .........................       2,494       4,878       4,878
                                                  -----       -----       -----
Earnings Applicable to Common Stock .......    $103,279    $114,599    $ 97,290
                                               ========    ========    ========

Weighted Average Shares Outstanding .......      40,918      40,918      40,918
                                                 ======      ======      ======

Earnings per Common Share .................       $2.52       $2.80       $2.38
                                                  =====       =====       =====

Dividends Declared per Common Share .......       $2.20       $2.20       $2.20
                                                  =====       =====       =====


See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

             Consolidated Statements of Common Shareholders' Equity
For the four months ended December 31, 1996 and the years ended August 31, 1996,
                                 1995 and 1994

                                   Shares of   Amount of    Premium
                                    Common      Common    on Capital    Retained
                                     Stock       Stock       Stock      Earnings    Total
                                     -----       -----       -----      --------    -----
                                                         (In Thousands)
Balance at August 31, 1993 ........ 40,918    $ 40,918     $306,376    $341,608   $688,902

Net Earnings ......................      -           -            -     102,168    102,168
Dividends declared:
 Cumulative preferred stock .......      -           -            -      (4,878)    (4,878)
 Common stock, $2.20 per share ....      -           -            -     (90,020)   (90,020)
                                      ----        ----         ----     -------    -------
Balance at August 31, 1994 ........ 40,918      40,918      306,376     348,878    696,172

Net earnings ......................      -           -            -     119,477    119,477
Dividends declared:
 Cumulative preferred stock .......      -           -            -      (4,878)    (4,878)
 Common stock, $2.20 per share ....      -           -            -     (90,019)   (90,019)
                                      ----        ----         ----      ------    -------
Balance at August 31, 1995 ........ 40,918      40,918      306,376     373,458    720,752

Net earnings ......................      -           -            -     105,773    105,773
Retirement of cumulative preferred
 stock and other ..................      -           -        1,108        (921)       187
Dividends declared:
 Cumulative preferred stock .......      -           -            -      (1,573)    (1,573)
 Common stock, $2.20 per share ....      -           -            -     (90,020)   (90,020)
                                      ----        ----         ----     -------    -------
Balance at August 31, 1996 ........ 40,918      40,918      307,484     386,717    735,119

Net earnings ......................      -           -            -      19,137     19,137
Dividends declared on common stock,
 $.55 per share ...................      -           -            -     (22,504)   (22,504)
                                      ----        ----         ----     -------    -------
Balance at December 31, 1996 ...... 40,918    $ 40,918     $307,484    $383,350   $731,752
                                    ======    ========     ========    ========   ========

See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                     Consolidated Statements of Cash Flows
              For the four months ended December 31, 1996 and 1995

                                                             1996         1995
                                                             ----         ----
                                                                (In Thousands)
Operating Activities:
  Cash received from customers ...................          $299,873   $286,712
  Cash paid to suppliers and employees ...........          (180,763)  (174,362)
  Interest paid ..................................           (15,995)   (11,581)
  Income taxes paid ..............................           (22,389)   (30,726)
  Taxes other than income taxes paid .............           (11,371)   (10,458)
  Other operating cash receipts and payments, net            (28,366)     2,580
                                                              ------     ------
    Net cash provided by operating activities ....            40,989     62,165
                                                             -------    -------
Investing Activities:
  Construction expenditures ......................           (66,031)   (44,950)
  Nonutility property and investments ............            (2,297)    (3,741)
  Acquisition of TNP properties ..................                 -    (29,200)
                                                                ----    -------
    Net cash used in investing activities ........           (68,328)   (77,891)
                                                            --------    --------
Financing Activities:
  Issuance of long-term debt .....................            82,300          -
  Issuance of SPS Obligated Mandatorily Redeemable
   Preferred Securities                                      100,000          -
  Retirement of long-term debt ...................           (84,776)    (1,717)
  Change in short-term debt ......................           (15,788)   116,250
  Retirement of cumulative preferred stock                         -    (74,672)
  Dividends paid (common and preferred) ..........           (45,010)   (47,383)
                                                             -------    -------
    Net cash used in financing activities ........           (36,726)    (7,522)
                                                             -------   --------
Net Increase (Decrease) in Cash and Temporary
  Investments ................... ................             9,387    (23,248)
Cash and Temporary Investments at
  Beginning of Year ..............................            31,223     36,860
                                                              ------     ------
Cash and Temporary Investments at
  End of Year ....................................          $ 40,610   $ 13,612
                                                            ========   ========

Reconciliation of Net Earnings to Net Cash
 Provided by Operating Activities:
  Net earnings ...................................           $19,137   $ 30,946
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization ................            22,289     21,873
    Deferred income taxes and investment tax credits           4,806      3,166
    Allowance for equity funds used
     during construction .........................              (179)       (60)
    Write-off of investment in BCH project                    16,008          -
  Cash flows impacted by changes in:
    Accounts receivable ..........................            10,180      9,402
    Accrual for unbilled revenues ................             2,848      8,787
    Materials and supplies .......................             1,417        928
    Accounts payable .............................             4,806     (2,481)
    Fuel and purchased power expense accrued                  (4,178)    (8,192)
    Taxes accrued ................................           (12,487)   (11,021)
    Over (under) collected fuel and
      purchased power cost .......................            (8,522)     1,190
    Other, net ...................................           (15,136)     7,627
                                                             -------     ------
      Net cash provided by operating activities ..           $40,989   $ 62,165
                                                             =======   ========

See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                     Consolidated Statements of Cash Flows
                    For the years ended August 31, 1996, 1995
                                    and 1994

                                                1996         1995           1994
                                                ----         ----           ----
                                                        (In Thousands)

Operating Activities:
  Cash received from customers ............   $886,116      $824,103   $851,602
  Cash paid to suppliers and employees ....   (564,122)     (510,319)  (536,618)
  Interest paid ...........................    (48,126)      (42,090)   (39,569)
  Income taxes paid .......................    (55,425)      (50,088)   (47,126)
  Taxes other than income taxes paid ......    (45,600)      (41,898)   (41,388)
  Other operating cash receipts and
    payments, net .........................      7,243         9,819     12,751
                                                 -----         -----     ------
    Net cash provided by operating activities  180,086       189,527    199,652
                                               -------       -------    -------
Investing Activities:
  Construction expenditures ...............   (111,986)      (94,662)   (91,788)
  Nonutility property and investments .....     (1,768)      (28,219)   (12,763)
  Acquisition of TNP properties ...........    (29,200)            -          -
                                               -------          ----       ----
    Net cash used in investing activities .   (142,954)     (122,881)  (104,551)
                                              --------      --------   --------
Financing Activities:
  Issuance of long-term debt ..............     60,000        76,204          -
  Retirement of long-term debt ............     (4,445)      (16,880)   (25,544)
  Change in short-term debt ...............     69,624       (14,994)    14,994
  Retirement of cumulative preferred stock     (75,434)            -          -
  Dividends paid (common and preferred) ...    (92,514)      (94,898)   (94,898)
                                               -------       -------    -------
    Net cash used in financing activities .    (42,769)      (50,568)  (105,448)
                                               -------       -------   --------
Net Increase (Decrease) in Cash and
  Temporary Investments ...................     (5,637)       16,078    (10,347)
Cash and Temporary Investments at
  Beginning of Year .......................     36,860        20,782     31,129
                                                ------        ------     ------
Cash and Temporary Investments at
  End of Year .............................   $ 31,223      $ 36,860   $ 20,782
                                              ========      ========   ========

Reconciliation of Net Earnings to Net Cash
 Provided by Operating Activities:
  Net earnings ............................   $105,773      $119,477   $102,168
  Adjustments to reconcile net earnings
    to net cash provided by operating
     activities:
    Depreciation and amortization .........     65,448        61,069     60,551
    Deferred income taxes and investment
     tax credits ..........................     16,173         9,467     11,314
    Allowance for equity funds used
     during construction ..................        (60)         (229)      (559)
  Cash flows impacted by changes in:
    Accounts receivable ...................     (4,697)       (3,905)     4,080
    Accrual for unbilled revenues .........      5,474        (7,308)     2,304
    Materials and supplies ................        134        (3,409)    (1,495)
    Accounts payable ......................      3,792          (114)     1,071
    Fuel and purchased power expense accrued     6,232          (720)      (306)
    Taxes accrued .........................     (7,271)        9,398      4,612
    Over (under) collected fuel and
      purchased power cost ................    (13,162)        2,165      2,768
    Other, net ............................      2,250         3,636     13,144
                                                 -----         -----     ------
      Net cash provided by operating
      activities ..........................   $180,086      $189,527   $199,652
                                              ========      ========   ========

See accompanying notes to consolidated financial statements.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies

GENERAL

     The Company was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Electric service is provided through an interconnected system to a population of about one million people in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. Approximately 71% of the Company's operating revenues during fiscal 1996, excluding sales to other utilities, were derived from operations in Texas and New Mexico. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the FERC and as adopted by the PUCT, the NMPUC, the OCC and the KCC.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UE and its subsidiaries and Quixx and its subsidiaries. UE is primarily engaged in engineering, design and construction management. Quixx invests in cogeneration projects and holds water rights and certain other nonutility assets. The aggregate net earnings of UE and Quixx are included in line items in Other Income, Net in the Consolidated Statements of Earnings and consisted of a net loss of approximately $8.5 million for the four months ended December 31, 1996 and net earnings of approximately $1.5 million for the same period in 1995. Aggregate net earnings approximated $12.0 million, $5.2 million and $3.3 million for the fiscal years 1996, 1995 and 1994. All significant intercompany transactions and balances are eliminated in consolidation.

     On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. Effective January 1, 1997, the Company's new fiscal year will be the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on an August 31 fiscal-year basis unless otherwise indicated. The Transition Period relates to the four months ended December 31, 1996 and, where applicable, unaudited comparative information for the four months ended December 31, 1995 has been presented.

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

     The provision for depreciation is computed on a straight-line method at rates based on the estimated service lives and salvage values of the several classes of depreciable property as indicated by periodic depreciation studies. Depreciation as a percentage of average depreciable cost approximated 2.9% for the Transition Period and in 1996 and 1995 and 2.8% in 1994.

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

     Included in operating revenues is an estimate of revenues for electric services provided but not billed. In 1995 the Company made accounting adjustments to the estimate of delivered not billed kilowatt-hour (kwh) sales which increased operating revenues by approximately $8.3 million and net income by approximately $5.4 million, or 13 cents per share.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies, continued

DEFERRED DEBITS

Losses on Early Retirements of Debt

     Losses on early retirements of debt refinanced by new lower interest rate debt are amortized on a straight-line basis over the term of the new debt. Losses on early debt retirements not refinanced by new debt are amortized on a straight-line basis over the remaining original term of the retired debt.
Amortization of such amounts is included in other interest charges in the Consolidated Statements of Earnings. The unamortized balance of losses on early retirements of debt approximated $19.9 million, $19.8 million and $21.3 million as of December 31, 1996 and August 31, 1996 and 1995, respectively (see Note 4).

Debt Premium, Discount and Expense

     Expenses incurred in connection with the issuance of long-term debt, and premiums and discounts relating to such debt, are being amortized or accreted on a straight-line basis over the term of the respective debt issues.

Regulatory Assets and Liabilities

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain types of Regulation," as amended (Statement 71). Statement 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a costs (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

     On September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
recoverable.   The  statement  also  requires  that  rate-regulated  enterprises recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     The following regulatory assets are reflected in the Consolidated Balance Sheets as of December 31, 1996 and August 31, 1996 and 1995:

                                         December 31,    August 31,   August 31,
                                             1996           1996         1995
                                             ----           ----         ----
                                                      (In Thousands)
Regulatory assets:
  Income taxes .........................   $ 81,403      $ 81,291      $ 73,824
  Deferred refinancing costs ...........     19,880        19,757        21,262
  Deferred costs related to a
   development project .................      4,035         4,256         4,921
  Employees' postretirement
   benefits other than pensions ........      3,192         3,264         2,519
  Early retirement costs ...............      1,727         1,848         2,211
  Other ................................      7,309         7,120         4,110
                                              -----         -----         -----
    Total ..............................   $117,546      $117,536      $108,847
                                           ========      ========      ========

     As of December 31, 1996, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years. Under current rates, the Company is recovering approximately $8 million of regulatory assets per year. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of Statement 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies, continued

assets resulting from deregulation and write-down any impaired assets to their estimated fair value which could materially adversely impact the Company's results of operations, financial position or cash flows.

     In July 1995, the Company negotiated a settlement with the PUCT and various intervenors. As part of this agreement, the Company is required to perform certain demand side management activities and is allowed to defer the costs of these activities and include them in rate base and cost of service in future PUCT proceedings.

     In early 1997, the Company recorded an approximate $22.3 million regulatory asset associated with the Thunder Basin judgment pending authorization of recovery from the PUCT and the NMPUC (see Note 6).

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     The allowance for funds used during construction (AFUDC) is designed to allow the Company to capitalize the net composite interest and equity costs of capital funds used to finance plant additions during construction periods and does not represent current cash income. Established regulatory rate practices permit the Company to recover these costs in future periods by fixing rates to include a fair return on, and a recovery of, these capital costs through their inclusion in the rate base and cost of service. The composite rates used for AFUDC were 6.2% for the Transition Period, 6.0% in 1996, 6.5% in 1995 and 6.2% in 1994. Such rates reflect semiannual compounding.

INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates applicable to the differences between the financial statement amounts and the tax bases of existing assets and liabilities (see Note 5). Certain provisions of Statement 109 provide that regulated enterprises are permitted to recognize adjustments resulting from the adoption of Statement 109 as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers through future rates.

     Investment tax credits have been deferred and are being amortized to income over the life of the related property.

CASH FLOWS

     The Company uses the direct method of presentation for cash flows from operating activities. For purposes of the Consolidated Statements of Cash Flows, the Company considers temporary cash investments to be cash equivalents. These temporary cash investments are securities having original maturities of three months or less or having longer maturities but with put dates of three months or less.

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

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies, continued

In addition, any time after a person or group acquires 10% or more of the Company's outstanding common shares, the board of directors may, at its option, exchange part or all of the rights for shares of common stock of the Company. The Company will be entitled to redeem the rights for $0.01 per right at any time until the tenth day following a public announcement of the acquisition of 10% of its common shares. The rights expire in 2001, unless earlier redeemed or exchanged by the Company, and have no effect on operating results or earnings per share. The Rights Plan has been amended to provide that the Merger will not trigger the provisions of the Rights Plan.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's significant financial instruments at December 31, 1996 and August 31, 1996 and 1995. The carrying amount of all other financial instruments approximates fair values.

                                    December 31, 1996       August 31, 1996         August 31, 1995
                                   Carrying       Fair    Carrying        Fair    Carrying        Fair
                                    Amount       Value     Amount        Value     Amount        Value
                                    ------        -----     ------        -----     ------        -----
                                                              (In Thousands)
Long-term debt                     $620,400    $639,769   $622,931     $624,232   $576,072     $573,720
SPS Obligated Mandatorily
  Redeemable Preferred Securities
  of Subsidiary Trust holding
  solely Subordinated Debentures
  of SPS                           $100,000    $ 99,520          -            -          -            -


     The estimated fair values of the financial instruments listed in the above table are based on quoted market prices of the same or similar instruments.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and August 31, 1996 and 1995. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair values may differ significantly from the amounts presented herein.

STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) on September 1, 1996. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The adoption of Statement 123 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. As allowed by Statement 123, the Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plan (see Note 7).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made to reflect more current information in subsequent periods. No material adjustments were made to estimates during the current period.

     Certain   August  31,  1996  and  1995  Balance  Sheet  amounts  have  been reclassified to conform to the December 31, 1996 presentation.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(2) Merger and Acquisitions

MERGER WITH PUBLIC SERVICE COMPANY OF COLORADO

     The Company and Denver-based PSCo entered into a definitive merger agreement (the Merger) on August 22, 1995, to form a registered public utility holding company, NCE, which will become the parent company for the Company and PSCo. Upon completion of the Merger, holders of the Company and PSCo common stock will receive 0.95 of one share and one share of the new holding company common stock, respectively, for each share of stock held. As of December 31, 1996, the Company and PSCo had 40,917,908 and 64,818,759 shares, respectively, of common stock outstanding. Based on that number of shares outstanding and the conversion ratios, the Company and PSCo shareholders would own 37.5 percent and
62.5 percent, respectively, of the common equity of the new holding company. The debt (including mortgage bonds) and any preferred stock of the Company outstanding at the time of the effectiveness of the Merger will remain outstanding debt and preferred stock of the Company.

     In connection with the Merger, all of the stock of the Company's two wholly-owned subsidiaries, UE and Quixx, will be sold to a wholly-owned subsidiary of NCE in exchange for a promissory note of that subsidiary in an amount equal to the fair market value of UE and Quixx.

     The board of directors of NCE consists of 14 directors; six and eight current directors of the Company and PSCo, respectively.

     The transaction was approved by the shareholders of the Company and PSCo on January 31, 1996, and all required state and federal regulatory agency authorizations have been received, except for approval by the SEC under PUHCA, which is now pending.

     It is management's intention that NCE begin realizing certain savings upon consummation of the Merger. Accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1997. The Company recognized approximately $2.0 million and $2.2 million of Merger related and business integration expenses during the four months ended December 31, 1996 and 1995, respectively, and approximately $7.9 million and $759,000 during the fiscal years ended August 31, 1996 and 1995, respectively. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

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

ACQUISITION OF TNP PROPERTIES

     In September 1995, the Company purchased properties of Texas-New Mexico Power Company (TNP) located in the Texas Panhandle area for $29.2 million, adding approximately 8,000 customers. The purchase amount in excess of book value was approximately $15 million. Cost recovery of this amount was allowed by the PUCT through a rate surcharge over a ten-year period. This purchase did not have a significant impact on results of operations of the Company.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(3) Short-Term Debt

                                                        Maximum       Average         Weighted
                                          Weighted       Amount        Amount          Average
   Category of             Balance at     Average     Outstanding   Outstanding     Interest Rate
   Short-term                End of       Interest     During the    During the        For the
   Borrowings                Period         Rate       Period (A)    Period (B)       Period (C)
   ----------                ------         ----       ----------    ----------       ----------
                                                      (Dollars In
                                                       Thousands)
At December 31, 1996:
Notes payable to banks ...        -            -               -              -             -
Commercial paper .........  $53,836         5.61%       $102,470        $56,589          5.65%

At August 31, 1996:
Notes payable to banks ...        -            -               -              -             -
Commercial paper .........  $69,624         5.31%       $138,834        $72,418          5.54%

At August 31, 1995:
Notes payable to banks ...        -            -        $  8,000        $   679          6.25%
Commercial paper .........        -            -          66,826         16,548          5.78

   (A)   Maximum amount outstanding at any month-end for the period.
   (B) The average amount outstanding for the period was computed by dividing the total of daily outstanding principal balances by the number of days in the period.
   (C) The weighted average interest rate during the period was computed by dividing actual interest expense by the average short-term debt outstanding for the period (Transition Period is annualized).

     Unsecured borrowings permitted under bank lines of credit were $180 million during the Transition Period and fiscal 1996 and $128 million in 1995.

 (4) Capitalization

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

     On January 31, 1996, the shareholders approved an amendment to the Restated Articles of Incorporation to delete the designations, preferences, limitations, and relative rights of authorized shares of existing authorized preferred stock and to provide for a class of 10 million authorized shares of preferred stock, $1.00 par value, issuable from time to time in such series and having such designations, preferences, limitations, and relative rights as the Board of Directors may determine.

     SPS OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES OF SPS

     In October 1996, Southwestern Public Service Capital I, a wholly-owned trust of the Company, issued 4 million shares of 7.85% Trust Preferred Securities, Series A for $100 million. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A, due September 1, 2036. Holders of the securities are entitled to receive quarterly distributions at an annual rate of 7.85% of the liquidation preference value of $25. The securities are redeemable at the option of the Company on October 21, 2001 at 100% of the principal amount outstanding plus accrued interest. In addition to the Company's obligations under the Subordinated Debentures, the Company has agreed, pursuant to a guarantee issued to the trust, the provisions of the trust agreement establishing the trust and a related expense agreement to guarantee, on a subordinated basis, payment of distributions on the preferred securities (but not if the trust does not have sufficient funds to pay such distributions) and to pay all of the expenses of the trust (collectively, the "Back-up Undertakings"). Considered together, the Back-up Undertakings

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(4) Capitalization, continued

constitute a full and unconditional guarantee by the Company of the trust obligations under the preferred securities. The securities are shown as SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Subordinated Debentures of SPS on the Consolidated Balance Sheet. The net proceeds were used to reduce short-term debt.

LONG-TERM DEBT

     First Mortgage Bonds (Bonds) issued under the Indenture of Mortgage and Deed of Trust, dated August 1, 1946, as supplemented and amended (Mortgage) are secured by substantially all of the Company's utility plant. The Mortgage limits the maximum principal amount of Bonds that may be outstanding thereunder to $3 billion and contains provisions relating to the restriction of the payment of dividends on common stock. At December 31, 1996, approximately $327,000 of total retained earnings of approximately $383.4 million was so restricted.

     The Company is limited in the amount of Bonds that it can issue by certain restrictions contained in the Mortgage. The Mortgage permits the issuance of Bonds against 60% of certain property additions, against certain retired Bonds or against deposited cash. Property additions and retired Bonds available for the issuance of Bonds were approximately $393.8 million and $55.3 million, respectively, at December 31, 1996, which would permit issuance of approximately $291.6 million of additional Bonds. Substantial amounts of property additions are used by the Company to satisfy a maintenance fund covenant under the Mortgage. The Mortgage also provides that, with certain exceptions, additional Bonds may not be issued unless net earnings, as defined, are at least twice the annual interest requirements on all Bonds outstanding and then to be issued and on all prior lien indebtedness. Such ratio for the calendar year ended December 31, 1996, was 4.83.

     The Red River Authority of Texas has issued certain obligations, based on long-term installment sale agreements executed by the Company, that relate to the pollution control facilities installed at the Company's coal-fueled generating units. The Company's payments under the pollution control obligations are pledged to secure the Red River Authority Pollution Control Revenue Bonds.

     In October 1996, the Company called its $25 million principal amount of 13-1/2% pollution control revenue bonds (PCRBs) and issued $25 million of new variable rate PCRBs. In connection with the new issuance of variable rate PCRBs, the Company has an interest rate swap agreement, which, in effect, fixes the interest rate on a $25 million notional amount at 6.435%. Amounts paid or received under this agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The Company is exposed to interest rate risk in the event of nonperformance by counterparties; however, the Company does not anticipate such nonperformance.

     The trust indenture for the 1991 Series of pollution control obligations permits the Company to choose between various interest rate options, including the option to convert to a fixed rate. Currently, the interest rate is adjusted weekly and as of December 31, 1996 and August 31, 1996 and 1995, the interest rate was 3.95%, 3.35% and 3.45%, respectively.

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

     The Company redeemed in September 1996, the $25 million 6-1/2% PCRBs due 2004 and the $32.3 million 6-5/8% PCRBs due 2009 and replaced these series in September 1996, with $57.3 million 5-3/4% PCRBs due 2016.

     At December 31, 1996, aggregate maturities of long-term debt for each of the calendar years in the five-year period are as follows: 1997, $15.2 million; 1998, $0.2 million; 1999, $90.1 million; 2000 and 2001, $0. Sinking fund and improvement fund requirements are not significant.

     The Company has an effective shelf registration statement under which $220 million of debt securities and/or preferred stock are available for issuance.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(5) Income Taxes

     The components of income tax expense (benefit) for the four months ended December 31, 1996 and 1995 and for the years ended August 31, 1996, 1995 and 1994 are as follows:

                                  Four months ended December 31,               Years ended August 31,
                                    1996             1995                 1996          1995         1994
                                    ----             ----                 ----          ----         ----
                                                 (Unaudited)
                                                                     (In Thousands)

Current income taxes:
  Federal .....................   $ 5,991         $14,799               $46,435       $56,297       $45,232
  State .......................       190             998                 2,689         1,884         1,842
                                      ---             ---                 -----         -----         -----
    Total current income taxes      6,181          15,797                49,124        58,181        47,074
                                    -----          ------                ------        ------        ------
Deferred income taxes:
  Federal .....................     4,697           3,117                15,776         9,321        11,085
  State .......................       192             132                   647           396           479
                                      ---             ---                   ---           ---           ---
    Total deferred income taxes     4,889           3,249                16,423         9,717        11,564
                                    -----           -----                ------         -----        ------

Investment tax credits - net ..       (83)            (83)                 (250)         (250)         (250)
                                      ---             ---                  ----          ----          ----

Total provision for income taxes  $10,987         $18,963               $65,297       $67,648       $58,388
                                  =======         =======               =======       =======       =======

     A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows:

                                      Four months ended December 31,            Years ended August 31,
                                        1996             1995               1996          1995         1994
                                        ----             ----               ----          ----         ----
                                                     (Unaudited)
                                                                         (In Thousands)
Tax computed at U.S. statutory rate on
  pre-tax accounting income ..........  $10,544        $17,468           $59,874         $65,494     $56,194
Increase (decrease) in tax from:
  State income taxes .................      123            649             1,748           1,225       1,197
  Non-deductible merger costs ........      488            620             2,006               -           -
  Allowance for funds used
    during construction ..............     (144)          (180)             (248)           (322)       (594)
  Amortization of investment tax credits    (83)           (83)             (250)           (250)       (250)
  Other-net ..........................       59            489             2,167           1,501       1,841
                                             --            ---             -----           -----       -----
    Total income taxes ...............  $10,987        $18,963           $65,297         $67,648     $58,388
                                        =======        =======           =======         =======     =======

Effective tax rate ...................    36.5%          38.0%             38.2%           36.2%       36.4%
                                          ====           ====              ====            ====        ====

     The Company has historically provided for deferred income taxes to the extent allowed by its regulatory agencies whereby deferred taxes were not provided on all differences between financial statement and taxable income (the flow-through method). At December 31, 1996, the Company is fully normalized for FERC jurisdictional purposes. For state jurisdictional purposes, the Company is fully normalized in Texas and Oklahoma. The Company is fully normalized to the extent allowed by its regulators in New Mexico and Kansas, with flow-through treatment of certain temporary differences. To give effect to temporary differences for which deferred taxes were not previously required to be provided, a regulatory asset was recognized. The regulatory asset represents temporary differences primarily associated with prior flow-through amounts and the equity component of allowance for funds used during construction, net of temporary differences related to unamortized investment tax credits and excess deferred income taxes that have resulted from historical reductions in tax rates (see Note 1).

     The significant components of the Company's deferred tax assets and liabilities, which are reflected net in the accompanying Consolidated Balance Sheets at December 31, 1996 and August 31, 1996 and 1995, are as follows:

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(5) Income Taxes, continued
                                             December 31,          August 31,
                                                1996         1996          1995
                                                ----         ----          ----
                                                          (In Thousands)
Current Deferred Tax Assets and
 Liabilities (included in prepayments
 and other current assets):
   Over (under) recovered fuel revenue      $  (5,889)   $ (2,773)    $  2,365
   Other                                        2,806       1,940          734
                                                -----       -----          ---
     Net current liability                   $ (3,583)   $   (833)    $  3,098
                                             =========    ========     ========

Noncurrent Deferred Tax Assets:
  Employee benefit plans                         1,747       1,794        3,068
  Interest on pollution control obligations      1,799       1,802        1,812
  Avoided cost method of capitalized interest    1,942       1,942        1,942
  Contributions in aid of construction           2,172       2,172        2,172
  Deferred compensation                          4,306       4,201        3,578
  Unamortized investment tax credits             3,206       3,253        3,398
  Deferred promotional cost                      3,746       3,746        4,624
  Other                                          3,830       3,836        3,736
                                                 -----       -----        -----
  Total noncurrent deferred tax assets          22,747      22,746       23,330
                                                ------      ------       ------
Noncurrent Deferred Tax Liabilities:
  Differences related to depreciation         $273,197    $271,520     $260,744
  Capitalized construction costs                31,373      31,679       28,954
  Previously unrecognized temporary
   differences net of the tax rate
   adjustment of previously normalized
   temporary differences                        55,971      56,517       51,581
  Plant related timing differences              19,720      19,393       17,864
  Losses on reacquisition of long-term debt      5,936       5,906        6,345
  Other                                          3,822       3,642        3,636
                                                 -----       -----        -----
   Total noncurrent deferred tax liabilities  $390,019    $388,657     $369,124
                                              --------    --------     --------
Net noncurrent deferred income tax liability  $367,272    $365,911     $344,794
                                              ========    ========     ========

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

     In July 1995, the NMPUC ordered the Company to respond to an Order to Show Cause Why the System Purchase Options and Rate Guarantee is not a security, and if it is a security, why the Company did not obtain prior NMPUC approval under the New Mexico

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(6) Commitments, Contingencies and Financial Guarantees, continued

Public Utility Act. The Company has responded to the Commission's Order to Show Cause and does not believe the agreement to be a security or the guarantee of a security. A hearing is scheduled for July 1997.

FUEL PURCHASE COMMITMENTS

     In the ordinary course of business, the Company has made substantial commitments with respect to the purchase of coal and natural gas for use as fuel in its generating units. To provide fuel for its coal-fueled generating units, the Company has various long-term commitments with TUCO for the purchasing and processing of coal which is delivered to the Company's coal bunkers in the form of crushed, ready-to-burn coal. The commitments include the use of rail coal cars, unloading facilities and related services. Such commitments in 1996 dollars for the remaining term of the contract approximate $1.5 billion. The contracts for coal supply, transportation and other services expire in 2001, 2002 and 2017, respectively.

FINANCIAL GUARANTEES

     In connection with an agreement for the sale of electric power, the Company guaranteed certain obligations of a customer totaling $48 million. These obligations related to the construction of certain utility property that, in the event of default by the customer, would revert to the Company.

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

     Beginning in the year 2000, CAAA Phase II will require more stringent limits on SO2 emissions at the Company's existing fossil-fueled plants. However, current regulations permit compliance with sulfur emissions limitations in the year 2000 by using SO2 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. Based upon information from the Company's fuel suppliers, the SO2 allowances issued by the EPA approximate the Company's projected SO2 emissions. The Company monitors options to ensure that allowances will be sufficient to economically operate the Company's existing plants without significant emission reductions. The CAAA also requires the EPA to develop new NOx emission standards for existing and new plants which may be more stringent than the current standards. The Company anticipates being able to comply with Phase II NOx emission standards with no additional material capital cost. The Company continues to monitor the impact that the CAAA may have on the Company.

     Capital expenditures for environmental protection facilities aggregated approximately $1.8 million for the Transition Period and $2.8 million, $4.1 million, and $11.6 million for fiscal 1996, 1995 and 1994, respectively. Estimates of future capital expenditures for environmental protection facilities are subject to change but the Company has included approximately $3.2 million in its construction program for these expenditures for calendar 1997.

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

THUNDER BASIN LAWSUIT

     The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). On November 1, 1994 the jury returned a verdict in favor of Thunder Basin and awarded them damages of approximately $18.8 million. The Company appealed the judgment to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgment. The Company filed a motion for rehearing which was denied. In

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(6) Commitments, Contingencies and Financial Guarantees, continued

February 1997, the Company recorded the liability for the judgment including interest and court costs in the amount of approximately $22.3 million and deferred these costs for future rate recovery. These amounts, including interest, were paid in April 1997.

     Management believes that the judgment amount paid is recoverable from customers, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting the Company conditional approval to collect the FERC jurisdictional portion of the judgment from wholesale customers. Therefore, management believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

BCH ENERGY LIMITED PARTNERSHIP INVESTMENT

        Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership, which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the Iexpected performance level. An effort was made to restructure the project, but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million or $0.25 per common share, after tax, in this project.

CAROLINA ENERGY LIMITED PARTNERSHIP INVESTMENT

     In June 1997, Quixx wrote-off its investment of approximately $13.6 million in the Carolina Energy Limited Partnership. Additionally, UE wrote-off its net investment of approximately $2.4 million in this same partnership. Quixx held a one-third ownership interest, including a 1% general partnership interest, in the Carolina Energy Limited Partnership. UE's net investment in the partnership was comprised of subordinated debt, the related interest receivable, as well as engineering services. This combined investment represents approximately $16 million or $0.25 per common share, after tax.

     The Carolina Energy Project is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later in 1997 but was halted pending an independent analysis of the project's engineering and financial viability. Additionally, the banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the constructor have been unable to restructure the project on mutually agreeable terms. The construction contractor is demobilizing and the creditors have initiated remedies provided under the credit agreement. Accordingly, management has determined it is unlikely the project will be completed under the present ownership, if at all, and Quixx's and UE's investments in the Carolina Energy Project are unlikely to be recovered.

OTHER

     The Company is a defendant in various claims and legal actions, primarily workers' compensation, contractual matters and general liability lawsuits, all arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(7) Employee Benefit Plans

DEFINED BENEFIT PLANS

     The Company has a noncontributory defined benefit retirement plan (Retirement Plan) which provides retirement and certain other benefits to its officers and employees. The Company's policy is to fund the accrued costs of the Retirement Plan. Assets of the Retirement Plan consist primarily of U.S. government and agency obligations, bonds and common stocks (including 586,236 shares of common stock of the Company with an estimated fair market value of $20.7 million as of December 31, 1996).

     Additionally, the Company has a noncontributory defined benefit supplemental retirement income plan (Supplemental Plan) for qualifying executive personnel. The Supplemental Plan is unfunded, and benefits due under the plan are paid out of the Company's general funds.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(7) Employee Benefits Plans, continued

     Net periodic pension cost for the Retirement and Supplemental Plans, as determined using the projected unit credit actuarial cost method for the Transition Period and for the years ended August 31, 1996, 1995 and 1994, is presented below:

                                         Transition
                                           Period       1996      1995     1994
                                           ------       ----      ----     ----
                                                        (In Thousands)
Net periodic pension cost:
  Service cost for benefits earned
   during the period .................    $ 2,390    $ 6,846   $ 6,606  $ 6,394
  Interest cost on projected benefit
   obligation ........................      7,066     20,266    19,563   18,444
  Actual return on plan assets .......    (22,878)   (53,666)  (37,912)   2,729
  Net amortization and deferral ......     13,413     27,409    12,840  (26,806)
                                           ------     ------    ------  -------
    Net periodic pension cost (benefit)   $    (9)   $   855   $ 1,097  $   761
                                          =======    =======   =======  =======

     The funded status of the Retirement and Supplemental Plans and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1996 and August 31, 1996 and 1995 is presented below:

                                     December 31, 1996                August 31, 1996               August 31, 1995
                                                 Supplemental                    Supplemental                    Supplemental
                                   Retirement     Retirement      Retirement      Retirement      Retirement      Retirement
                                      Plan           Plan            Plan            Plan            Plan            Plan
                                      ----           ----            ----            ----            ----            ----
                                                                         (In Thousands)
 Actuarial present value of
 benefit obligations:
  Vested benefit obligation          $219,406        $ 6,037       $ 198,196        $  5,774       $ 190,848        $  5,749
  Nonvested benefit obligation         10,868          1,566          14,458           1,505          13,139           1,255
                                       ------          -----          ------           -----          ------           -----
    Accumulated benefit obligation   $230,274        $ 7,603       $ 212,654        $  7,279       $ 203,987        $  7,004
                                     ========        =======       =========        ========       =========        ========

Plan assets at fair value            $361,118        $     -       $ 345,699        $      -       $ 306,783        $      -
Projected benefit obligation         (290,785)        (7,974)       (265,317)         (7,647)       (253,793)         (7,421)
                                     --------         ------        --------          ------        --------          ------
  Plan assets in excess of (less
    than)projected benefit obligation  70,333         (7,974)         80,382          (7,647)         52,990          (7,421)
Unrecognized prior service costs        1,139            274           1,184             288           1,320             330
Unrecognized net loss (gain) from
  past experience                     (58,264)         1,973         (67,527)          1,682         (36,847)          1,520
Additional minimum liability                -         (2,211)              -          (2,023)              -          (2,112)
Unrecognized transition obligation
 (asset)                              (19,756)           335         (20,944)            421         (24,508)            679
                                      -------            ---         -------             ---         -------             ---
    Accrued pension liability       $  (6,548)       $(7,603)      $  (6,905)       $ (7,279)      $  (7,045)       $ (7,004)
                                    =========        =======       =========        ========       =========        ========

     The current and noncurrent portions of the accrued pension liability are included in other current liabilities and other deferred credits, respectively, in the accompanying Consolidated Balance Sheets.

     The assumed discount rate and the rate of increase in compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 6%, respectively, at December 31, 1996, and 8% and 6%, respectively at August 31, 1996 and 1995. The expected long-term rate of return on plan assets was 8% for all periods. Plan assets and liabilities are valued using a measurement date of December 31, 1996 and June 30 for fiscal years August 31, 1996 and 1995.

HEALTH AND WELFARE BENEFIT PLANS

     The Company provides health care and life insurance benefits to its active and retired employees (primarily group term life insurance, medical and dental benefits provided to retired employees) through various health and welfare benefit plans. Postretirement costs are comprised of: (1) the portion of the expected postretirement benefit obligation attributable to employee

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(7) Employee Benefits Plans, continued

service during the year, (2) amortization of the transition obligation and (3) interest costs associated with the unfunded accumulated obligation for future benefits. An assumed discount rate of 8% was used to develop the associated interest costs. The assumed health care cost trend rate used to measure the expected cost of benefits was 11% for 1996 and was assumed to diminish to a level of 5.5% in 2007 and thereafter. The transition obligation of approximately $58 million is being amortized over a 20-year period. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation (APBO) at December 31, 1996, by approximately $12 million and other postretirement benefits cost for 1996 by approximately $1.2 million.

     Postretirement costs have historically been included in rates when paid. Federal and state agencies that regulate the Company have issued guidelines permitting recovery of such additional costs on an accrual basis. In Texas and New Mexico, which represent approximately 70% of the Company's revenues, the Company was permitted in its rate settlements to recover the additional costs. The Company is required to deposit the amounts included in Texas and New Mexico rates in an irrevocable external trust dedicated to the payment of these postretirement benefits. In remaining jurisdictions, the Company is permitted to recognize regulatory assets for the difference between any amounts paid currently and those accrued. However, beginning September 1, 1996, the Company no longer defers such differences in those remaining jurisdictions. Amortization of the FERC portion will be accomplished over a 17-year period beginning September 1, 1996. At December 31, 1996 and August 31, 1996 and 1995, deferred debits in the Consolidated Balance Sheets include $3.2 million, $3.3 million and $2.5 million, respectively, that represent the future revenues expected to be realized at the time the additional postretirement benefits are included in the Company's rates.

     The Company's net periodic postretirement benefits cost other than pensions for the Transition Period and for the years ended August 31, 1996, 1995 and 1994, including amounts capitalized, were comprised of the following components:

                                 Transition         Years ended August 31,
                                   Period         1996      1995      1994
                                   ------         ----      ----      ----
                                                  (In Thousands)
Service cost for benefits earned
  during the period                $  419       $1,266     $1,213    $1,280
Interest cost on the APBO           1,608        5,109      4,843     4,715
Actual return on plan assets          100       (1,964)      (723)     (134)
Net amortization and deferral          31        3,049      2,476     2,138
                                       --        -----      -----     -----
  Net postretirement benefits cost $2,158       $7,460     $7,809    $7,999
                                   ======       ======     ======    ======

     The funded status for other postretirement benefits and amounts recognized by the Company at December 31, 1996 and August 31, 1996 and 1995, is presented below:

                                      December 31,         August 31,
                                         1996         1996           1995
                                         ----         ----           ----
                                                 (In Thousands)
APBO:
  Retirees                              $37,768     $36,240        $40,210
  Fully eligible active employees         2,763       2,529          2,307
  Other active employees                 26,897      22,929         22,753
                                         ------      ------         ------
    Total APBO                          $67,428     $61,698        $65,270
                                        =======     =======        =======

Plan assets at fair value               $24,929     $23,400        $17,129
APBO                                    (67,428)    (61,698)       (65,270)
                                        -------     -------        -------
  APBO in excess of plan assets         (42,499)    (38,298)       (48,141)
Unrecognized net loss                    (4,947)    (10,238)        (2,671)
Unrecognized transition obligation       44,572      45,464         48,138
                                         ------      ------         ------
  Accrued postretirement benefits cost  $(2,874)    $(3,072)       $(2,674)
                                        =======     =======        =======

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(7) Employee Benefits Plans, continued

DEFINED CONTRIBUTION PLANS

     The Company has an Employee Stock Ownership Plan and a 401(k) plan. Total contributions to the plans by the Company for the Transition Period and for the years ended August 31, 1996, 1995 and 1994 were approximately $1.1 million, $1.9 million, $1.5 million and $1.0 million, respectively. Effective March 1, 1995, the plan assets of the Employee Stock Ownership Plan and 401(k) plan were combined into one plan called the Employee Investment Plan.

INCENTIVE COMPENSATION

     The Company's 1989 Stock Incentive Plan provides for awards of share options and restricted shares, and delivery of shares in certain cases. The number of shares of common stock of the Company registered in connection with this plan is 800,000, the maximum amount that may be awarded prior to July 25, 1998.

     As allowed by Statement 123, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options are issued at the fair-market value of the Company's common stock at the date of grant. Statement 123's method of accounting for stock-based compensation plans has not been applied to options granted prior to January 1, 1995.

     Stock options have been awarded to key employees under the 1989 Stock Incentive Plan. Options granted under the plan have an exercise price equal to the fair market value of the common stock on its award date. At December 31, 1996, there were 19 participants that had share options. Options generally become exercisable evenly over nine years and expire ten years after the date of the grant.

                                               Number of Options
                                   Transition        Years Ended August 31,
                                     Period       1996      1995      1994
                                     ------       ----      ----      ----
Summary of stock option activity:
Outstanding - beginning of period*    46,112     67,759    70,724    74,816
Granted*                                   -          -         -     5,645
Exercised**                           (7,632)   (21,647)     (245)   (6,581)
Canceled or expired*                       -          -    (2,720)   (3,156)
                                         ---        ---    ------    ------
Outstanding - end of period*          38,480     46,112    67,759    70,724
                                      ======     ======    ======    ======

Exercisable - end of period                -          -     9,345     1,348
                                         ===        ===     =====     =====

  * The range of prices of options the Transisition Period and in 1996 was $28.61 - $30.31.
 ** The range of prices of options exercised during the Transition Period and in 1996 was $28.63-$33.31. The prices of options exercised in 1995 and 1994 were $33.31 and $30.81.

     At December 31, 1996, approximately 147,163 restricted shares of common stock have been awarded to employees, generally subject to a ten-year vesting requirement. Previously, the cost of shares awarded were charged to expense over a ten-year period based on the fair market value at date of the award. However, because there is a provision in the 1989 Stock Incentive Plan which provides that the restricted shares fully vest upon shareholder approval of a change in control of the Company, these shares vested late in fiscal 1996. Consequently, the Company has recognized an expense of approximately $1.4 million in 1996.

     The Company also has other plans which provide for cash awards to all employees based on the achievement of corporate goals, of which certain goals were met in fiscal 1996. The expenses accrued under these incentive programs totaled approximately $332,000 for fiscal 1996.

OTHER

     The Company has a Directors' Deferred Compensation Plan under which directors of the Company or its subsidiaries may elect to defer the distribution of all or a percentage of the annual retainer or meeting fees, or both, otherwise currently payable to such directors.

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(8) Competitive Environment and Rate Matters

COMPETITIVE ENVIRONMENT

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

     All of the Company's jurisdictions continue to evaluate utility regulations with respect to retail competition. The New Mexico legislature in 1996 and 1997 rejected retail wheeling proposals; however, it continues post-session committee investigation of the matter. Texas introduced legislative proposals relating to retail wheeling in the 1997 session; however, the Texas legislature adjourned without adopting any legislation on this issue. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations.

RATE MATTERS

     The Company may effect changes in its rates only as approved by the regulatory authorities governing its jurisdictions. Amounts ultimately realized will differ from amounts approved because kilowatt-hour sales and other factors will vary from those approved in the rate proceedings.

     Fuel and Purchased Power Recovery

     A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent rule waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and the Company was ordered to flow through 100% of the margin effective with the first billing cycle after the date of the order. Upon appeal to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. The Travis County District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. The

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(8) Rate Matters, continued

ultimate outcome of this matter will not significantly affect consolidated financial results. At December 31, 1996, the Company had approximately $12.9 million in underrecovered fuel costs in Texas and is surcharging Texas retail customers for approximately one-half of the underrecovery. The Company has requested to continue the surcharge to collect the remaining amount of underrecovered fuel costs.

     FERC Rate Case

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

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                   Notes To Consolidated Financial Statements
                               December 31, 1996

(9) Quarterly Operating Results (Unaudited)

     The following quarterly and transition period operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's operating results for the periods indicated.

                                             Quarter         Month
                                              Ended          Ended
                                            11-30-96        12-31-96
                                 (In Thousands, Except Per Share Amounts)
Transition Period
Total kilowatt hours sold .........     4,893,200          1,743,104
Operating revenues ................      $214,381            $81,198
Operating income ..................        34,711             12,481
Net earnings ......................        21,470             (2,333)
Earnings applicable to common stock        21,470             (2,333)
Earnings per common share .........          0.52              (0.05)*

                                                Quarter Ended

                               11-30-95       2-29-96      5-31-96    8-31-96
                               --------       -------      -------    -------
                                        (In Thousands, Except Per Share Amounts)
1996
Total kilowatt hours sold     4,709,152     4,809,272    5,344,286  6,025,729
Operating revenues             $200,957      $203,785     $225,029   $269,626
Operating income                 33,238        28,801       31,980     56,647
Net earnings                     23,168        18,081       19,878     44,645
Earnings applicable to
  common stock                   21,949        16,806       19,878     44,645
Earnings per common share           .54           .41          .49       1.08**

                               11-30-94       2-28-95      5-31-95    8-31-95
                               --------       -------      -------    -------
                                        (In Thousands, Except Per Share Amounts)
1995
Total kilowatt hours sold     4,732,246       4,467,149  5,035,896  6,100,285
Operating revenues             $187,216        $181,848   $205,187   $259,832
Operating income                 30,088          27,785     36,037     60,301
Net earnings                     21,169          18,677     26,429     53,202
Earnings applicable to
  common stock                   19,950          17,457     25,210     51,982
Earnings per common share           .49             .43        .62       1.26***

  * Includes a decrease of $0.25 attributable to the write-off of Quixx's investment in BCH.
 ** Includes an increase of $0.19 attributable to the sale of water rights by
    Quixx.
*** Includes an increase of $0.13 attributable to a change in the estimated delivered not billed kwh sales (see Note 1) and an increase of $0.11 attributable to a one-time adjustment resulting from the 1985 FERC rate case (see Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

     On April 22, 1997, the Company notified its certifying accountants, Deloitte & Touche LLP, that the client-auditor relationship between the Company and Deloitte & Touche LLP will be terminated effective with the completion of the December 31, 1996 audit of the Company's consolidated financial statements. Additionally, the Company announced its new certifying accountants, Arthur Andersen LLP, to serve as independent accountants for the calendar year 1997. The decision to change accountants was made in conjunction with the anticipated merger with Public Service Company of Colorado and was recommended by the Audit Committee and approved by the Board of Directors.

     Deloitte & Touche's LLP's reports on the Company's consolidated financial statements during the two most recent fiscal years, preceding the date hereof contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the last two fiscal years and the subsequent interim periods preceding the date hereof, there were no disagreements between the Company and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described under Regulation S-K, Item 304(a)(1)(v), occurred within the Company's two most recent fiscal years and any subsequent interim periods preceding the date hereof.

     During the last two fiscal years and the subsequent interim periods preceding the date hereof, the Company did not consult Arthur Andersen LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III*

     *The information required by Items 10, 11, 12 and 13 with respect to directors and officers to the extent not set forth under Item 1 of Part I in this Form 10-K (pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K) under "Executive Officers of the Registrant" or disclosed below is set forth in the Company's proxy statement for its Annual Meeting of Shareholders held January 8, 1997, which is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                               CLASS I DIRECTORS
                             (Terms Expire in 2000)

                      First                Principal Occupation
                      Became             and Business Experience;
    Name and Age      Director             Other Directorships
    ------------      --------             -------------------

J. C. Chambers-65       1978    Agent, Massachusetts Mutual Life Insurance
                                Company, Lubbock, Texas, 1957 to present (1);
                                Director, State National Bank of West Texas,
                                Lubbock, Texas.

Giles M. Forbess-62     1991  President, Benton Oil Company (petroleum marketer)
                                Lubbock, Texas, 1970 to present; President,
                                Petroleum Transport, Inc. (trucking), Lubbock, Texas, 1970 to present; Director, State National Bank of West Texas, Lubbock, Texas.

Shirley Bird Perry-60   1993    Vice Chancellor for Development and External
                                Relations, The University of Texas System,
                                Austin, Texas, 1992 to present; Vice President for Development and University Relations, The
                                University of Texas at Austin, 1983 to 1992;
                                Advisory Director, Texas Commerce Bank-Austin,
                                National Association, Austin, Texas.

David M. Wilks-50       1995    President and Chief  Operating Officer of the
                                Company, 1995 to present; Senior Vice President,
                                1991 to 1995.

                               CLASS II DIRECTORS
                             (Terms Expire in 1998)

                      First                Principal Occupation
                      Became             and Business Experience;
    Name and Age      Director             Other Directorships
    ------------      --------             -------------------

Gene H. Bishop-67      1988    Retired Chairman of the Board and Chief Executive
                               Officer, Life Partners Group, Inc.(life insurance holding company), Englewood, Colorado, 1994 to present; Chairman of the Board and Chief
                               Excutive Officer, 1991 to 1994;
                               Director, Drew Industries Incorporated, White
                                Plains, New York;
                               Director, First USA, Inc., Dallas, Texas;
                               Director, First USA Paymentech, Inc., Dallas,
                                Texas;
                               Trustee, Liberte Investors, Dallas, Texas;
                               Director, Southwest Airlines Company, Dallas,
                                Texas.

C. Coney Burgess-59    1994    President, Burgess-Herring Ranch Company
                                (agriculture), Amarillo, Texas, 1974 to present;
                               President, Chain-C, Inc. (agriculture), Amarillo,
                                Texas, 1968 to present;
                               Chairman of the Board, Herring Bancorp, Inc.
                                (bank holding company), Vernon, Texas, 1991 to
                                 present;
                               President, Monarch Trust Company, Amarillo,Texas,
                                 1972 to present;
                               Director, First Bank and Trust, Clarendon, Texas;
                               Director, Herring National Bank, Vernon, Texas.

J. Howard Mock-55      1992   Chairman of the Board and Chief Executive Officer,
                               Jaynes Corporation (general contractors),
                               Albuquerque, New Mexico, 1988 to present;
                              Chairman of the Board, Banes General Contractors,
                               El Paso, Texas, 1989 to present;
                              Advisory Director, Norwest Banks New Mexico, N.A.,
                               Albuquerque, New Mexico.

Gary W. Wolf-59        1986    Senior Partner, Cahill Gordon & Reindel
                                (attorneys), New York, New York, 1970 to present
                                (2);
                               Director, New Jersey Resources Corporation, Wall,
                                New Jersey.

                              CLASS III DIRECTORS
                             (Terms Expire in 1999)

                      First                Principal Occupation
                      Became             and Business Experience;
    Name and Age      Director             Other Directorships
    ------------      --------             -------------------

Danny H. Conklin-62    1988    Petroleum Geologist and Partner, Philcon
                               Development Co. (oil and gas production and exploration), Amarillo, Texas, 1960 to present;
                               Director, Parallel Petroleum Corporation,
                               Midland, Texas.

Bill D. Helton-58      1990    Chairman  of the  Board and Chief Executive
                               Officer of the Company,  1991 to present.

R. R. Hemminghaus-60   1994    Chairman and Chief Executive Officer, Ultramar
                                Diamond Shamrock Corporation, successor to
                                Diamond Shamrock, Inc. (refiner and marketer of petroleum products), San Antonio, Texas, 1996 to present;
                               Chairman, Chief Executive Officer, and President,
                                Diamond Shamrock, Inc., San Antonio, Texas, 1987 to 1996;
                               Chairman of the Board, Federal Reserve Bank of
                                Dallas, Dallas, Texas;
                               Director, Luby's Cafeterias, Inc., San Antonio,
                                Texas.

Don Maddox-56          1983    Director, Maddox Law Firm, P.C. (attorneys),
                                Hobbs, New Mexico, 1982 to present.

(1) At December 31, 1996, the Company had in force $10,170,000 aggregate face amount of insurance policies on the lives of certain executives and participants in the Company's Supplemental Retirement Income Plan (the "Supplemental Plan"). For the four months ended December 31, 1996, the

     Company paid $52,624 in premiums. Mr. Chambers, a director of the Company and an agent of the insurer, received commissions during the four months ended December 31, 1996, in the amount of $3,453 in connection therewith. Mr. Chambers will also receive commissions during the 1997 fiscal year on these policies.

(2) Cahill Gordon & Reindel represents the Company as legal counsel with respect to various matters.

ITEM 11. EXECUTIVE COMPENSATION.

     References to "SAR" and in the tables below mean stock appreciation rights.

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other four most highly compensated executive officers of the Company (determined as of December 31, 1996) for the four months ended December 31, 1996:

                           Summary Compensation Table

                                          Long-term Compensation
                                                   Awards
                                                Restricted          All Other
                                              Stock Award(s)      Compensation
Name and Principal Position     Salary ($)       ($)(1)              ($)(2)
---------------------------     ----------       ------              ------

Bill D. Helton                    108,333         65,107              7,936
  Chairman of the Board and
  Chief Executive Officer;
  Director

David M. Wilks                     66,667         40,086              2,898
  President and
  Chief Operating Officer;
  Director

Doyle R. Bunch II                  51,667         31,047              3,066
  Executive Vice President,
  Accounting and
  Corporate Development

Kenneth L. Ladd, Jr.               50,333         30,261              1,027
  Senior Vice President

Henry H. Hamilton                  50,000         29,999              2,957
  Vice President, Production

(1) Effective September 1, 1996, Messrs. Helton, Wilks, Bunch, Ladd, and Hamilton were granted 1,988, 1,224, 948, 924, and 916 performance non-certificated restricted stock awards, respectively, pursuant to the 1989 Plan, consisting of that nearest number of whole shares of the Common Stock equal to 20 percent of the executive officer's base salary on September 1, 1996, divided by the fair market value on September 1, 1996, subject to certain performance objectives and vesting restrictions. The amounts reported in the summary compensation table represent the market value of unrestricted Common Stock at the date of grant. A stock certificate will be issued in the executive's name for 100 percent of the shares, on the basis of 25 percent of the shares for attaining each of the following four performance objectives for the 12 months ending August 31, 1997: (i) total shareholder return on the Common Stock equal to or better than the S&P 24 Electric Utilities Index, (ii) total return on common equity of the Company at least equal to or better than the third highest of the ten utilities comparable to the Company in kilowatt-hour sales, (iii) average retail rates of the Company equal to or better than the third lowest when compared to the average retail rates of the composite regional companies, and (iv) dividend payout ratio of 90 percent or less of the Company's annual earnings per share. In the event of a Change of Control (as defined in the 1989 Plan, which includes completion of the Merger), restrictions will lapse and the shares will vest. Dividend equivalents are not paid on the non-certificated restricted stock. At December 31, 1996, such stock had market values of $70,326, $43,299, $33,536, $32,687, and
     $32,404 for Messrs. Helton, Wilks, Bunch, Ladd, and Hamilton, respectively.

     At December 31, 1996, Messrs. Helton, Wilks, Bunch, Ladd, and Hamilton did not hold any certificated restricted shares.

(2) The amounts shown for the four months ended December 31, 1996, are comprised of the following:

                                               Company
                                            Contributions
                                                to the
                           Company          Non-Qualified
                        Contributions      Salary Deferral        Insurance
     Name                to the EIP              Plan             Premiums
     ----                ----------              ----             --------
Bill D. Helton             $2,346              $3,928              $1,662
David M. Wilks              1,846               1,052                   0
Doyle R. Bunch II           1,689               1,377                   0
Kenneth L. Ladd, Jr.        1,027                   0                   0
Henry H. Hamilton           1,655               1,302                   0

Option/SAR Exercises and Values

     The following table provides information for the executive officers named below, concerning the exercise of options/SARs during the four months ended December 31, 1996, and unexercised options/SARs held as of December 31, 1996:

   Aggregated Option/SAR Exercises in Transition Period and Option/SAR Values

                                                         Number of
                                                         Securities                Value of
                                                         Underlying              Unexercised
                                                         Unexercised             In-the-Money
                                                        Options/SARs at        Options/SARs at
                                                     December 31, 1996 (#)  December 31, 1996($)

                  Shares Acquired                        Exercisable/          Exercisable/
    Name           on Exercise (#)  Value Realized ($)   Unexercisable         Unexercisable(1)
    ----           ---------------  -----------------    -------------         ----------------
Bill D. Helton           938             2,873            0/4,686                0/21,380
David M. Wilks           501             1,534            0/2,507                0/11,438
Doyle R. Bunch II        526             1,611            0/2,631                0/12,004
Kenneth L. Ladd, Jr.     488             1,495            0/2,436                0/11,114
Henry H. Hamilton        478             1,464            0/2,391                0/10,909

(1) The closing price of the Common Stock on December 31, 1996, was $35.3750 per share, and the exercise price for all options was $30.8125 per share.

Retirement Benefits

     The following table contains approximate annual retirement benefits payable to executive officers and certain key employees of the Company in certain salary classifications pursuant to its non-contributory retirement plan (the "Retirement Plan") and the Supplemental Plan, assuming retirement on December 31, 1996, at age 65 and election of the lifetime only option under the Retirement Plan and not one of the various survivor options. The annual retirement benefits payable under any other option would generally be lower than the amounts shown in the table. The amounts listed in the table take into account the reduction for Social Security benefits.

                               Pension Plan Table

                                           Years of Service (1)
Remuneration (2)(3)      15       20        25        30        35        40
-------------------      --       --        --        --        --        --

  $125,000           $ 30,590 $ 40,787  $ 65,892  $ 79,620  $ 86,483   $ 86,483
   150,000             36,768   49,024    82,365    98,838   107,075    107,075
   175,000             42,945   57,260    98,838   118,057   127,666    127,666
   200,000             49,122   65,497   115,311   137,275   148,257    148,257
   225,000             55,300   73,733   131,784   156,494   168,848    168,848
   250,000             61,477   81,970   148,257   175,712   189,440    189,440
   300,000             73,832   98,443   181,203   214,149   230,622    230,622
   350,000             86,187  114,916   214,149   252,586   271,805    271,805
   400,000             98,541  131,389   247,095   291,023   312,987    312,987

(1) Includes years of credited service with the Company and accumulated, unused sick leave. As of December 31, 1996, Messrs. Helton, Wilks, Bunch, Ladd, and Hamilton had accrued 33, 20, 21, 35, and 34 years of service, respectively.

(2) As of December 31, 1996, the amount of compensation covered by the Retirement and Supplemental Plans for Messrs. Helton, Wilks, Bunch, Ladd, and Hamilton was $325,000, $200,000, $155,000, $151,000, and $150,000,
     respectively, which corresponded to each executive officer's annual base salary at that date.

(3) The Supplemental Plan provides for (i) a pre-retirement death benefit for the surviving spouse of a participant who dies while employed and has at least 25 years of service with the Company and its subsidiaries equal to a percentage of the final monthly salary of the participant, converted into an amount that would be received by a surviving spouse under the Retirement Plan on a joint and two-thirds survivor form of payment and reduced by the amount that would be paid under the Retirement Plan; and (ii) post-retirement death benefit protection in the amount of $70,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Equity Securities by Directors and Executive Officers

     The following tabulation shows as of May 31, 1997, the number of shares of each class of the Company's equity securities beneficially owned by each director, each executive officer named in the Summary Compensation Table, and the directors and executive officers of the Company as a group. None of the individual or collective holdings listed below exceeds 1 percent of the Common Stock.

                                                Amount and Nature of Securities
Name                     Title of Security            Beneficially Owned (1)
----                     -----------------            ----------------------

Gene H. Bishop              Common Stock                  16,322  (2)

Doyle R. Bunch II           Common Stock                  10,942  (3)

C. Coney Burgess            Common Stock                   1,715  (4)

J. C. Chambers              Common Stock                   1,955

Danny H. Conklin             Common Stock                  5,067  (5)

Giles M. Forbess             Common Stock                  1,495

Henry H. Hamilton            Common Stock                 14,205  (6)

Bill D. Helton               Common Stock                 23,466  (7)

R. R. Hemminghaus            Common Stock                  1,053  (8)

Kenneth L. Ladd, Jr.         Common Stock                  7,606  (9)

Don Maddox                   Common Stock                 24,816 (10)

J. Howard Mock               Common Stock                  1,987 (11)

Shirley Bird Perry           Common Stock                  1,332

David M. Wilks               Common Stock                 12,126 (12)

Gary W. Wolf                 Common Stock                  2,412

All of the above and
 other executive officers
 as a group (20 persons)     Common Stock                171,848 (13)

(1) A director or executive officer is considered to beneficially own the Common Stock if the director or executive officer, directly or indirectly, has or shares the power to vote or dispose of, or direct the voting or the disposition of, the Common Stock or has the right to acquire such power with respect to the Common Stock within 60 days. The number of shares does not include fractional shares resulting from participation in the Company's Dividend Reinvestment and Cash Payment Plans or the Employee Investment Plan (the "EIP") or fractional share equivalents resulting from participation in the Company's Directors' Deferred Compensation Plan (the "Directors' Deferred Plan").

(2) Includes 5,322 share equivalents held pursuant to the Directors' Deferred Plan, over which Mr. Bishop has no voting or investment power.

(3) Includes 4,752 shares held for the benefit of Mr. Bunch in the EIP, over which Mr. Bunch has sole voting power but no investment power. Includes 948 restricted share equivalents held pursuant to the 1989 Stock Incentive Plan (the "1989 Plan"), over which Mr. Bunch has no voting or investment power.

(4) Shares held by Herring Bancorp, Inc., of which Mr. Burgess is the majority shareholder.

(5) Includes 100 shares owned by Mr. Conklin's wife, 467 shares held by Philcon Development Co. Retirement Plan and Trust, and 500 shares held in a trust of which Mr. Conklin is trustee and his sons are beneficiaries.

(6) Includes 6,716 shares held for the benefit of Mr. Hamilton in the EIP, over which Mr. Hamilton has sole voting power but no investment power. Includes 916 restricted share equivalents held pursuant to the 1989 Plan, over which Mr. Hamilton has no voting or investment power.

(7) Includes 5,891 shares held for the benefit of Mr. Helton in the EIP, over which Mr. Helton has sole voting power but no investment power. Includes 1,988 restricted share equivalents held pursuant to the 1989 Plan, over which Mr. Helton has no voting or investment power. Also includes 756 shares held in trusts for the benefit of Mr. Helton's grandchildren. Mr. Helton's wife retains the right to the corpus of the trusts upon their termination. Mr. Helton disclaims beneficial ownership of the shares held in the trusts.

(8) Includes 174 share equivalents held pursuant to the Directors' Deferred Plan, over which Mr. Hemminghaus has no voting or investment power.

(9) Includes 846 shares held for the benefit of Mr. Ladd in the EIP, over which Mr. Ladd has sole voting power but no investment power. Includes 924 restricted share equivalents held pursuant to the 1989 Plan, over which Mr. Ladd has no voting or investment power. Also includes 218 shares held in a trust of which Mr. Ladd is trustee and his grandchildren are beneficiaries.

(10) Includes 750 shares owned by Mr. Maddox's wife and 4,825 shares and 5,175 shares held in trusts of which Mr. Maddox is trustee and his daughter and son, respectively, are beneficiaries.

(11) Includes 1,255 share equivalents held pursuant to the Directors' Deferred Plan, over which Mr. Mock has no voting or investment power.

(12) Includes 2,164 shares held for the benefit of Mr. Wilks in the EIP, over which Mr. Wilks has sole voting power but no investment power. Includes

     1,224 restricted share equivalents held pursuant to the 1989 Plan, over which Mr. Wilks has no voting or investment power.

(13) Includes 42,902 shares held for the benefit of the executive officers in the EIP, over which the executive officers have sole voting power but no investment power. Includes 9,464 restricted share equivalents held pursuant to the 1989 Plan, over which the executive officers have no voting or investment power.

     The following table contains certain information regarding persons who the Company has been advised are beneficial owners of more than 5 percent of the Common Stock as of the date indicated in the footnote to the table.

     Name and Address of           Amount and Nature of
     Beneficial Owner              Beneficial Ownership       Percent of Class

   Franklin Resources, Inc.             3,991,800(1)               9.8
   777 Mariners Island Boulevard
   San Mateo, California 94403-7777

(1) According to Schedule 13G filed as of December 31, 1996, with the Securities and Exchange Commission by Franklin Resources, Inc. ("Franklin"), Franklin had (i) sole voting power with respect to 3,991,800 shares; and (ii) sole dispositive power with respect to 3,991,800 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no reportable transactions during the Transition Period.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS
                                                                           Page
  Independent Auditors' Report ........................................     21
  Consolidated Balance Sheets as of December 31, 1996 and August 31,
    1996 and 1995 .....................................................     22
  Consolidated Statements of Capitalization as of December 31, 1996 and
    August 31, 1996 and 1995 ..........................................     23
  Consolidated Statements of Earnings for the 4 months ended December 31,
    1996 and 1995 and the years ended August 31, 1996, 1995 and 1994 ..    24-25
  Consolidated  Statements of Common Shareholders' Equity for the 4
    months ended December 31, 1996 and the years ended August 31, 1996,
    1995 and 1994 .....................................................     26
  Consolidated Statements of Cash Flows for the 4 months ended December
    31, 1996 and 1995 and the years ended August 31, 1996, 1995 and 1994   27-28
  Notes to Consolidated Financial Statements ..........................    29-45

FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORTS ON FORM 8-K

  Item reported - Item 5. Other Events
  Financial Statements filed - None
  Date of report filed - October 11, 1996, reporting 1996 fiscal year earnings
                         February 7, 1997, reporting a recorded charge related to the write-off of the BCH project
                         February 24, 1997, reporting the joint offer by PSCo and American Electric Power to acquire Yorkshire Electricity Group plc. in the United Kingdom
                         June 30, 1997, reporting a recorded charge related to the write-off of the Carolina Energy project.
  Item reported - Item 4. Changes in Registrants Certifying Accountant
                  Item 8. Change in Fiscal Year
  Financial Statements filed - None
  Date of report filed - April 28, 1997

EXHIBITS

  Filed with this Form 10-K:
   3(a)   Restated Bylaws as amended through May 1, 1997
  12      Statements re computation of ratio of earnings
  21      Subsidiaries of the registrant

  23      Consent of DELOITTE & TOUCHE LLP
  24      Power of attorney
  27      Financial Data Schedule
  99      Unaudited Pro Forma Information

  Incorporated in this Form 10-K by reference:

   2 Agreement and Plan of Reorganization dated as of August 22, 1995, among Southwestern Public Service Company, M-P New Co. and Public Service Company of Colorado, filed as exhibit 2, Form 8-K dated August 22, 1995.
   3(b) Restated Articles of Incorporation as amended through February 1, 1996, filed as exhibit 3(i), Form 8-K dated February 1, 1996.

   4(a) First Mortgage Indenture dated August 1, 1946, filed as exhibit 7-A, Registration No. 2-6910.
   3(b)   Supplemental Indentures to the First Mortgage Indenture:

                Dated                File Reference               Exhibit
                -----                --------------               -------
           February 1, 1967               2-25983                   2-S
           October 1, 1970                2-38566                   2-T
           February 9, 1977               2-58209                   2-Y
           March 1, 1979                  2-64022                   b(28)
           April 1, 1983 (two)       Form 10-Q, May 1983            4(a)
           February  1, 1985         Form  10-K, August 1985        4(c)
           July 15,  1992 (two)      Form 10-K, August 1992         4(a)
           December 1, 1992 (two)    Form 10-Q, February 1993       4
           February  15, 1995        Form  10-Q, May 1995           4
           March  1,  1996                333-05199                 4(c)

(c) Standby Credit Agreement with Union Bank of Switzerland (Houston Agency) dated July 1, 1991, filed as exhibit 4(a), Form 10-K for the fiscal year ended August 31, 1991.

(d) Red River Authority for Texas Indenture of Trust dated July 1, 1991, filed as exhibit 4(b), Form 10-K for the fiscal year ended August 31, 1991.

(e) Rights Agreement dated July 23, 1991, filed as exhibit 2, Form 8-A dated July 23, 1991.

(f)  Amendment  No. 1 dated August 22, 1995,  to the Rights  Agreement  filed as exhibit 4, Form 8-K dated August 30, 1995.

(g) Indenture dated as of October 21, 1996, between the Company and Wilmington Trust Company, filed as exhibit 4(a), Form 10-Q for the quarter ended November 30, 1996.

(h) Supplemental Indenture dated as of October 21, 1996, between the Company and Wilmington Trust Company, filed as exhibit 4(b), Form 10-Q for the quarter ended November 30, 1996.

(i) Guarantee Agreement dated as of October 21, 1996, between the Company and Wilmington Trust Company, filed as exhibit 4(c), Form 10-Q for the quarter ended November 30, 1996.

(j) Amended and Restated Trust Agreement dated as of October 21, 1996, among the Company, David M. Wilks, as initial depositor, Wilmington Trust Company and the administrative trustees named therein, filed as exhibit 4(d) , Form 10-Q for the quarter ended November 30, 1996.

(k) Agreement as to Expenses and Liabilities dated as of October 21, 1996, between the Company and Southwestern Public Service Capital I (included as Exibit F in Exhibit 4(d).

     Instruments defining the rights of holders of other long-term debt not required to be filed as exhibits will be furnished to the Commission upon request.

10(a)Coal Supply  Agreement  (Harrington  Station) between  Southwestern  Public
     Service Company and TUCO, dated May 1, 1979, filed as exhibit 3, Form 8-K dated May 14, 1979.

(b) Master Coal Service Agreement between Swindell-Dressler Energy Supply Company and TUCO, dated July 1, 1978, filed as exhibit 5A, Form 8-K dated May 14, 1979.

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

(f) Incentive Compensation Plan (an Executive Management Plan) as amended July 23, 1996, filed as exhibit 10(a), Form 10-K for the fiscal year ended August 31, 1996.

(g) 1989 Stock Incentive Plan as amended April 23, 1991, filed as exhibit 10(b), Form 10-K for the fiscal year ended August 31, 1996.

(h)  Director's Deferred Compensation Plan as amended January 10, 1990, filed as exhibit 10(c), Form 10-K for the fiscal year ended August 31, 1996.

(i)  Supplemental  Retirement  Income Plan as amended  July 23,  1991,  filed as exhibit 10(d), Form 10-K for the fiscal year ended August 31, 1996.

(j) EPS Performance Unit Plan dated October 27, 1992, filed as exhibit 10(e), Form 10-K for the fiscal year ended August 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHWESTERN PUBLIC SERVICE COMPANY

                                      By      /s/ Bill D. Helton
                                         (Bill D. Helton, Chairman
                                         and Chief Executive Officer)




DATE: July 16, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated:

        Signature                           Title                      Date


                           Chairman and Chief Executive Officer
                              (Principal Executive & Financial
    /s/ BILL D. HELTON               Officer & Director)           July 16, 1997
-------------------------
     Bill D. Helton
                              Executive Vice President,
                          Accounting and Corporate Development
    /s/ DOYLE R. BUNCH III    (Principal Accounting Officer)
--------------------------
     Doyle R. Bunch

    /s/ GENE H. BISHOP                    Director
--------------------------
     Gene H. Bishop

    /s/ C. CONEY BURGESS                  Director
--------------------------
     C. Coney Burgess

    /s/ J.C. CHAMBERS                     Director
--------------------------
     J. C. Chambers

    /s/ DANNY H. CONKLIN                  Director
--------------------------
     Danny H. Conklin

    /s/ GILES M. FORBESS                  Director
--------------------------
     Giles M. Forbess

                                          Director
--------------------------
     R. R. Hemminghaus

    /s/ DON MADDOX                        Director
--------------------------
     Don Maddox

    /s/ J. HOWARD MOCK                    Director
--------------------------
     J. Howard Mock

    /s/ SHIRLEY BIRD PERRY                Director
--------------------------
     Shirley Bird Perry

    /s/ DAVID M. WILKS                    Director
--------------------------
     David M. Wilks

    /s/ GARY W. WOLF                      Director
--------------------------
     Gary W. Wolf

                      SOUTHWESTERN PUBLIC SERVICE COMPANY

EXHIBIT 12. Statements re Computation of Ratio of Earnings

                                                            Fiscal year ended August 31,
                                    Transition
                                      Period      1996      1995       1994       1993       1992
                                      ------      ----      ----       ----       ----       ----
                                                     (Dollars In Thousands)
Computation of Ratio of
 Earnings to Fixed Charges:

 Fixed charges, as defined:
  Interest on long-term debt         $15,556    $44,964   $40,645   $ 37,881   $ 38,992    $ 41,528
  Distributions on SPS Obligated
   Mandatorily Redeemable Preferred
   Securities                          1,526          -         -          -          -           -
  Amortization of debt premium,
   discount and expense                  235        577       534        518        498         314
  Other interest                       1,612      6,561     3,219      3,068      2,047       1,527
  Estimated interest factor of
   rental charges                        415      1,245     1,292      1,184      1,094       1,067
                                         ---      -----     -----      -----      -----       -----
          Total fixed charges        $19,344   $ 53,347  $ 45,690   $ 42,651   $ 42,631    $ 44,436
                                     =======   ========  ========   ========   ========    ========
 Earnings as defined:
  Net earnings per consolidated
   statements of earnings            $19,137   $105,773  $119,477   $102,168   $105,254    $102,987
  Fixed charges as shown              19,344     53,347    45,690     42,651     42,631      44,436
  Income taxes:
    Federal                            5,991     46,435    56,297     45,232     42,272      39,101
    State                                190      2,689     1,885      1,842      1,763       1,621
    Deferred                           4,889     16,423     9,717     11,564     13,883      13,375
  Investment tax credits                 (83)      (250)     (250)      (250)      (250)       (250)
                                         ---       ----      ----       ----       ----        ----
  Earnings available for fixed
   charges                           $49,468   $224,417  $232,816   $203,207   $205,553    $201,270
                                     =======   ========  ========   ========   ========    ========
  Ratio of earnings to fixed
   charges                              2.56       4.21      5.10       4.76       4.82        4.53
                                        ====       ====      ====       ====       ====        ====
Computation of Ratio of Earnings
 to Fixed Charges and Preferred
 Dividend Requirements Combined:

 Total fixed charges, as shown above $19,344   $ 53,347  $ 45,690   $ 42,651   $ 42,631    $ 44,436
 Preferred dividend requirements*          -      4,016     7,593      7,620      8,663      10,987
                                        ----      -----     -----      -----      -----      ------
   Total fixed charges and preferred
   dividend requirements combined    $19,344   $ 57,363  $ 53,283   $ 50,271   $ 51,294    $ 55,423
                                     =======   ========  ========   ========   ========    ========

 Earnings available for fixed charges
   and preferred dividend
   requirements                      $49,468   $224,417  $232,816   $203,207   $205,553    $201,270
                                     =======   ========  ========   ========   ========    ========

 Ratio of earnings to fixed charges
  and preferred dividend
  requirements combined                 2.56       3.91      4.37       4.04       4.01        3.63
                                        ====       ====      ====       ====       ====        ====

   *Preferred dividend requirements:
     Annual preferred dividend
      requirement                    $     -   $  2,494  $  4,878   $  4,878   $  5,626    $  7,243
     Less amount deductible for
      income tax purposes                  -         28        82         84         84          84
                                         ---         --        --         --         --          --
       Net requirement [A]           $     -   $  2,466  $  4,796   $  4,794   $  5,542    $  7,159
                                         ===   ========  ========   ========   ========    ========

      1/(100% - effective tax rate)[B] 1.575      1.617     1.566      1.572      1.548       1.523
      Effective tax rate               36.5%      38.2%     36.2%      36.4%      35.4%       34.3%
                                       =====      ====      ====       ====       ====        ====

      [A] x [B]                      $     -    $ 3,988  $  7,511   $  7,536   $  8,579    $ 10,903
      Add amount deductible for
       income tax purposes                 -         28        82         84         84          84
                                         ---         --        --         --         --          --
     Preferred dividend requirements $     -    $ 4,016  $  7,593   $  7,620   $  8,663    $ 10,987
                                         ===    =======  ========   ========   ========    ========

                                       56