Form 10-Q
period 1997-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-08-14
CIK 92521

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
                        Commission file number 1-3789



                     Southwestern Public Service Company
            (Exact name of registrant as specified in its charter)



             New Mexico                                75-0575400
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

   Tyler at Sixth, Amarillo, Texas                        79101
(Address of principal executive offices)               (Zip Code)



Registrant's Telephone Number, including area code: (806) 378-2121


                 --------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At August 1, 1997, 40,917,908 shares of the registrant's Common Stock, $1.00 par value (the only class of common stock), were outstanding. In connection with the Merger, effective August 1, 1997, each share of outstanding common stock of the registrant stock was exchanged for 0.95 of one share of New Century Energies, Inc., common stock, $1.00 par value.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements ...............................................  1

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................. 13


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES................................................................. 17

EXHIBIT 12................................................................. 18

EXHIBIT 15 ................................................................ 19














   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission including this report.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                          June 30,  December 31,
                                                             1997       1996
                                                             ----       ----
                                                         (Unaudited)

Property, plant and equipment, at cost:
  Electric ..........................................    $2,531,927  $2,517,579
  Other..............................................        37,522      37,542
  Construction in progress...........................       122,795      79,346
                                                            -------     -------
                                                          2,692,244   2,634,467
  Less: accumulated depreciation ....................      (973,114)   (944,279)
                                                           --------    --------
    Total property, plant and equipment..............     1,719,130   1,690,188
                                                          ---------   ---------


Investments, at cost, and receivables.................       22,481      34,446
                                                            -------     -------

Current assets:
  Cash and temporary cash investments................        23,561      40,610
  Accounts receivable, less reserve for uncollectible
    accounts ($2,786 at June 30, 1997; $2,574 at
    December 31, 1996) ..............................        73,984      67,779
  Accrued unbilled revenues .........................        19,863      20,304
  Recoverable fuel and purchased power cost, net.....        14,377      15,715
  Materials and supplies, at average cost............        18,056      17,776
  Fuel inventory, at average cost....................         2,322       2,320
  Prepaid expenses and other.........................         4,860       4,984
                                                              -----       -----
    Total current assets..............................      157,023     169,488
                                                            -------     -------

Deferred charges:
  Regulatory assets (Note 1).........................       127,774     117,546
  Unamortized debt expense ..........................         9,681       9,864
  Other..............................................        33,671      23,262
                                                             ------     -------
    Total deferred charges............................      171,126     150,672
                                                            -------     -------
                                                         $2,069,760  $2,044,794
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                             1997       1996
                                                             ----       ----
                                                         (Unaudited)


Common stock (Note 2).................................     $348,402    $348,402
Retained earnings.....................................      362,938     383,350
                                                            -------     -------
    Total common equity...............................      711,340     731,752

SPS obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of SPS (Note 4) .............      100,000     100,000
Long-term debt........................................      620,516     620,400
                                                            -------     -------
                                                          1,431,856   1,452,152
                                                          ---------   ---------

Noncurrent liabilities:
  Employees' postretirement benefits other than pensions      3,466       2,967
   Employees' postemployment benefits.................        1,344       2,369
                                                              -----       -----
    Total noncurrent liabilities......................        4,810       5,336
                                                              -----       -----

Current liabilities:
   Notes payable and commercial paper ................      144,330      53,836
   Long-term debt due within one year.................          173      15,231
   Accounts payable...................................       55,427      63,003
   Customers' deposits................................        5,653       5,842
   Accrued taxes......................................       16,444      19,999
   Accrued interest...................................       12,789      13,151
   Current portion of accumulated deferred income taxes       5,119       3,583
   Other..............................................       23,570      28,504
                                                             ------      ------
    Total current liabilities.........................      263,505     203,149
                                                            -------     -------

Deferred credits:
   Customers' advances for construction...............          420         366
   Unamortized investment tax credits ................        5,594       5,719
   Accumulated deferred income taxes  ................      358,101     367,272
   Other..............................................        5,474      10,800
                                                            -------     -------
    Total deferred credits............................      369,589     384,157
                                                            -------     -------

Commitments and contingencies (Notes 1 and 3).........
                                                         $2,069,760  $2,044,794
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                 (Thousands of Dollars Except per Share Data)


                                                           Three Months Ended
                                                                June 30,
                                                           1997           1996
                                                         --------      -------
Operating revenues:
   Electric..........................................    $234,430     $241,140
   Other.............................................       8,791        7,194
                                                            -----        -----
                                                          243,221      248,334
Operating expenses:
   Fuel used in generation...........................     116,411      112,154
   Purchased power...................................       2,924        7,328
   Other operating expenses..........................      40,707       31,523
   Maintenance.......................................       8,198        9,665
   Depreciation and amortization.....................      18,215       17,565
   Taxes (other than income taxes)...................      11,324       11,388
   Income taxes......................................       5,786       17,226
                                                            -----       ------
                                                          203,565      206,849
                                                          -------      -------
Operating income.....................................      39,656       41,485

Other income and deductions:
   Write-off of investment in Carolina Energy Project
    (Note 3) .........................................    (16,052)           -
   Miscellaneous income and deductions - net.........      (3,026)        (465)
                                                           ------         ----
                                                          (19,078)        (465)
Interest charges:
   Interest on long-term debt........................      11,032       11,733
   Amortization of debt discount and expense less
     premium ........................................         561          529
   Other interest....................................       1,721        1,653
   Allowance for borrowed funds used during
     construction ...................................      (1,078)        (780)
   Dividends on SPS obligated mandatorily redeemable
        preferred securities of subsidiary trust ....       1,962            -
                                                         --------      -------
                                                           14,198       13,135
                                                           ------       ------
Net income...........................................    $  6,380      $27,885
                                                         ========      =======
Weighted average common shares outstanding (thousands)     40,918       40,918
                                                           ======       ======
Earnings per weighted average
   share of common stock outstanding.................    $   0.15      $  0.68
                                                         ========      =======



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                 (Thousands of Dollars Except per Share Data)


                                                            Six Months Ended
                                                                June 30,
                                                           1997          1996
                                                         --------      --------
Operating revenues:
   Electric..........................................    $448,925     $448,780
   Other.............................................      15,591       15,568
                                                           ------       ------
                                                          464,516      464,348
Operating expenses:
   Fuel used in generation...........................     221,029      210,547
   Purchased power...................................       8,131       11,038
   Other operating expenses..........................      70,727       65,560
   Maintenance.......................................      15,129       18,978
   Depreciation and amortization.....................      36,445       35,128
   Taxes (other than income taxes)...................      22,850       22,921
   Income taxes......................................      16,078       28,248
                                                         --------      -------
                                                          390,389      392,420
                                                          -------      -------
Operating income.....................................      74,127       71,928

Other income and deductions:
   Allowance for equity funds used during construction          5            -
   Write-off of investment in Carolina Energy Project
     (Note 3) .......................................     (16,052)           -
   Miscellaneous income and deductions - net.........      (5,548)      (2,790)
                                                           ------       ------
                                                          (21,595)      (2,790)
Interest charges:
   Interest on long-term debt........................      22,057       22,720
   Amortization of debt discount and expense less
     premium ........................................       1,123        1,047
   Other interest....................................       2,747        4,237
   Allowance for borrowed funds used during
     construction ...................................      (1,918)      (1,633)
   Dividends on SPS obligated mandatorily redeemable
        preferred securities of subsidiary trust ....       3,925            -
                                                            -----         ----
                                                           27,934       26,371
                                                           ------       ------
Net income...........................................      24,598       42,767
Dividend requirements on preferred stock.............           -          121
                                                         --------      -------
Earnings available for common stock..................    $ 24,598      $42,646
                                                         ========      =======
Weighted average common shares outstanding (thousands)     40,918       40,918
                                                           ======       ======
Earnings per weighted average
   share of common stock outstanding.................    $   0.60     $   1.04
                                                         ========     ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Thousands of Dollars)


                                                              Six Months Ended
                                                                  June 30,
                                                               1997      1996
                                                               ----      ----
Operating activities:
   Net income........................................         $24,598  $42,767
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization....................          38,365   36,953
    Amortization of investment tax credits...........            (125)    (125)
    Deferred income taxes............................          (7,705)  10,847
    Allowance for equity funds used during construction            (5)       -
    Write-off of investment in Carolina Energy Project         16,052        -
    Change in accounts receivable....................          (3,243) (10,611)
    Change in inventories............................            (282)   3,481
    Change in other current assets...................         (16,685)  (5,634)
    Change in accounts payable.......................          (7,576)   4,924
    Change in other current liabilities..............           1,760   (7,778)
    Change in deferred amounts.......................         (27,780)  (4,982)
    Change in noncurrent liabilities.................           4,810        -
    Other............................................            (327)      97
                                                              -------  -------
      Net cash provided by operating activities......          21,857   69,939
                                                              -------  -------

Investing activities:
   Construction expenditures.........................         (65,888) (53,547)
   Allowance for equity funds used during construction              5        -
   Proceeds from disposition of property, plant
     and equipment ..................................             369      154
   Purchase of other investments.....................          (3,866)  (5,748)
                                                              -------  -------
      Net cash used in investing activities..........         (69,380) (59,141)
                                                              -------  -------

Financing activities:
   Proceeds from sale of long-term debt..............               -   58,614
   Redemption of long-term debt......................         (15,010)    (741)
   Redemption of preferred stock.....................               -     (260)
   Short-term borrowings - net.......................          90,494  (11,769)
   Dividends on common stock.........................         (45,010) (45,010)
   Dividends on preferred stock......................               -     (120)
                                                              -------  -------
     Net cash provided by financing activities.......          30,474      714
                                                              -------  -------
     Net (decrease) increase in cash and temporary
       cash investments .............................         (17,049)  11,512
      Cash and temporary cash investments at beginning
        of period                                              40,610   13,612
                                                               ------   ------
      Cash and temporary cash investments at end of period   $ 23,561 $ 25,124
                                                             ======== ========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Accounting Policies

Business, Utility Operations and Regulation

      The  Company  was  incorporated  in New  Mexico  in  1921.  The  Company's principal business is the generation, transmission, distribution and sale of electric energy. Electric service is provided through an interconnected system to a population of about one million people in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. Approximately 71% of the Company's operating revenues during calendar 1996, excluding sales to other utilities, were derived from operations in Texas and New Mexico. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and as adopted by the Public Utility Commission of Texas ("PUCT"), the New Mexico Public Utility Commission ("NMPUC"), the Oklahoma Corporation Commission ("OCC") and the Kansas Corporation Commission ("KCC").

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

      On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. Effective January 1, 1997, the Company's new fiscal year is the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31.

     Effective  August 1,  1997,  the  Company  and  Public  Service  Company of
Colorado ("PSCo") merged and became wholly-owned subsidiaries of New Century Energies, Inc. ("NCE"), which will be a registered holding company under the Public utility Holding Company Act of 1935. This transaction has been accounted for as a pooling of interests for accounting purposes. After effecting the Merger, NCE will own the following direct subsidiaries: the Company, PSCo, Cheyenne Light, Fuel and Power Company, WestGas InterState, Inc., New Century Services, Inc., and NC Enterprises, Inc. PSCo owns the following subsidiaries:
PS Colorado Credit Corporation, PSR Investments, Inc., 1480 Welton, Inc., Fuel Resources Development Co., a dissolved Colorado Corporation, and New Century International, Inc., which was established in 1997 in connection with the acquisition of Yorkshire Electricity Group plc. NC Enterprises, Inc. ("NC Enterprises"), an intermediate holding company, owns the following subsidiaries:
Quixx, UE, e prime, inc. and subsidiaries and Natural Fuels Corporation. The transfer of Quixx and UE is not expected to have a material impact on the Company's financial position, results of operations or cash flows (see Note 2).

      The Company has reclassified certain items in its consolidated condensed financial statements in order to conform to the presentation of the holding company's financial statements.

Regulatory Assets and Liabilities

      The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


71"). SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

      On September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement in 1996 and the application during 1997 did not have a material impact on the Company's results of operations, financial position or cash flows. The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:

                                                June 30,   December 31,
                                                  1997        1996
                                                  ----        ----
                                               (Thousands of Dollars)

Income taxes..............................      $80,303      $81,403
Employees' postretirement benefits
  other than pensions.....................        3,097        3,192
Early retirement costs....................        1,545        1,727
Demand-side management costs..............        2,900        2,317
Unamortized debt reacquisition costs......       19,112       19,880
Thunder Basin judgment....................       12,652            -
Other.....................................        8,165        9,027
                                                -------       ------
  Total...................................     $127,774     $117,546
                                               ========     ========

      As of June 30, 1997, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years, except for the costs related to the state regulatory jurisdictional portion of the Thunder Basin judgment for which recovery is currently undetermined. Under current rates, the Company is recovering approximately $8 million related to its regulatory assets per year. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value which could materially adversely impact the Company's results of operations, financial position or cash flows.

      The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). (See Note 6 of the Notes to Consolidated Financial Statements in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996). On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded Thunder Basin damages of approximately $18.8 million. The Company appealed the judgment to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgment. The Company filed a motion for rehearing, which was denied. In February 1997, the Company recorded the liability for the judgment including interest and court costs in the amount of approximately $22.3 million and deferred these costs for future rate recovery. These amounts, including interest, were paid in April 1997. Although rate recovery has not yet been approved, the Company is amortizing these costs as a recoverable component of fuel used in generation. As of June 30, 1997, approximately $9.7 million of these costs have been amortized.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      Management believes that the Thunder Basin judgment amount paid is recoverable from customers, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting the Company conditional approval to collect the FERC jurisdictional portion of the judgment from wholesale customers. Therefore, management believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

General

      See Note 1 of the Notes to Consolidated Financial Statements in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996 for a summary of the Company's significant accounting policies.

2.  Merger

     In August 1995, the Company, PSCo, a Colorado corporation, and NCE, a Delaware corporation, entered into an Agreement and Plan of Reorganization
("Merger Agreement") providing for a business combination as peer firms involving the Company and PSCo in a tax-free "merger of equals" transaction (the "Merger"). Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and PSCo merged and became wholly-owned subsidiaries of NCE. Each outstanding share of Company common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock and each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock. Based on the outstanding common stock of the Company and PSCo at August 1, 1997, the Merger resulted in the common shareholders of the Company owning 37% of the common equity of NCE and the common shareholders of PSCo owning 63% of the common equity of NCE. Effective with the Merger, the common stock of Quixx Corporation and Utility Engineering Corporation, wholly-owned subsidiaries, was transferred through the sale by the Company of all of the outstanding common stock of such subsidiaries at net book value (approximately $118.7 million) to NC Enterprises, in exchange for notes payable of NC Enterprises. These notes payable have thirty-year terms and bear interest at a rate of 7.25% per year with annual interest payments due beginning August 1, 1998 and annual principal payments due beginning August 1, 2001.

      Operating revenues and net income for the three months and six months ended June 30, 1997 and 1996, for the Company, PSCo and NCE on a pro-forma basis are as follows (in millions):

                                       Company            PSCo           NCE*
                                       -------            ----           ----
Three months ended June 30, 1997:
    Operating revenues                  $   243        $    543       $    786
    Net income                                6              31             34

Three months ended June 30, 1996:
    Operating revenues                  $   248        $    485       $    733
    Net income                               28              35             59

Six months ended June 30, 1997:
    Operating revenues                  $   465        $  1,220       $  1,685
    Net income                               25              93            112

Six months ended June 30, 1996:
    Operating revenues                  $   464        $  1,108       $  1,572
    Net income                               43              99            136

* NCE's net income is net of dividend requirements on preferred stock of subsidiaries

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


      It is management's intention that NCE begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation have negatively impacted earnings during 1997. The Company recognized merger-related and business integration expenses of approximately $5.3 and $1.2 million during the second quarter of 1997 and 1996, respectively, and approximately $8.1 and $3.8 million during the first six months of 1997 and 1996, respectively.

      Under the various state regulatory approvals, the Company is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the business combination. The Company will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas.

3.  Commitments and Contingencies

Regulatory Matters

Fuel and Purchased Power Recovery

      A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a rule waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and the Company was ordered to flow through 100% of the margin effective with the first billing cycle after the date of the order. Upon appeal to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. The Travis County District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. Management believes that the ultimate outcome of this matter will not significantly affect the Company's results of operations, financial position or cash flows. At June 30, 1997, the Company had approximately $14.4 million in underrecovered fuel costs in Texas and has requested to surcharge Texas retail customers for the underrecovery.

FERC Rate Case

      On December 19, 1989, the FERC issued its final order regarding a 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2.8 million, including interest. In a settlement with the Company's New Mexico cooperative customers, the Company received approximately $7 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, Golden Spread Electric Cooperative, Inc. member cooperatives and Lyntegar Electric Cooperative, have not been reached. The Company cannot reasonably estimate

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve consolidated earnings in the year in which it is resolved.

Thunder Basin Lawsuit

     Reference is made to Note 1 for discussion of the judgement made against the Company in this litigation.

BCH Energy Limited Partnership Investment

      As discussed in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996 under BUSINESS. Nonutility Businesses, Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership ("BCH"), which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million or $0.25 per common share in this project.

Carolina Energy Limited Partnership Investment

      The Carolina Energy Project is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later in 1997 but was halted pending an independent analysis of the project's engineering and financial viability. Additionally, the banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the constructor have been unable to restructure the project on mutually agreeable terms. The construction contractor is demobilizing and the creditors have initiated remedies provided under the credit agreement. Accordingly, management has determined it is unlikely the project will be completed under the present ownership, if at all, and Quixx's and UE's net investments in the Carolina Energy Project are unlikely to be recovered.

      As a consequence, in June 1997, Quixx wrote-off its investment of approximately $13.64 million in the Carolina Energy Limited Partnership. Additionally, UE wrote-off its net investment of approximately $2.42 million in this same partnership. Quixx held a one-third ownership interest, including a 1% general partnership interest, in the partnership. UE's net investment in the partnership was comprised of subordinated debt, the related interest receivable, as well as engineering services. This combined investment represents approximately $16.1 million or $0.25 per common share, after tax.

4. SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures of SPS

      In October 1996, Southwestern Public Service Capital I, a wholly-owned trust, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036.

5.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


statements and notes for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994 included in the Company's 1996 Transition Report on Form 10-K filed with the Securities and Exchange Commission.

      Because of seasonal and other factors including the reorganization assoicated with the merger discussed in Note 2, the results of operations for the three and six months ended June 30, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY

We have reviewed the accompanying consolidated condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of June 30, 1997, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 1997 and the consolidated condensed statements of cash flows for the six month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

The consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of December 31, 1996, was not audited by us and, accordingly, we do not express an opinion on it. The consolidated condensed statements of income for the three and six month periods ended June 30, 1996 and the consolidated condensed statement of cash flow for the six month period ended June 30, 1996, of Southwestern Public Service Company and subsidiaries were not reviewed by us and, accordingly, we do not express an opinion on them.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
August 8, 1997

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings

      Decreased earnings for both the second quarter of 1997 and for the first six months of 1997, as compared to the same periods in 1996, were primarily due to the write-off in June 1997 of the investment in the Carolina Energy Project. Lower electric kwh sales, resulting from wet and mild weather in the spring and early summer of 1997, and higher merger-related and business integration expenses also contributed to the decrease in earnings available to shareholders.

Operating Revenues

Electric Operations

      Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in electric operating revenues.

                                                   Increase (Decrease) From
                                                  Corresponding Prior Period
                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
                                                    (Thousands of Dollars)
Estimated effect on revenues of variations in:
   Kilowatt-hour (kwh) sales*.......               $(26,410)      $(14,536)
   Rates and other..................                  3,990          1,642
   Fuel and purchased power cost recovery            17,029         14,617
                                                     ------         ------
     Subtotal.......................                 (5,391)         1,723
   Non-firm kwh sales...............                 (1,319)        (1,578)
                                                     ------         ------
     Increase (decrease) in electric revenue       $ (6,710)      $    145
                                                   ========       ========

Percentage decrease in kwh sales*...                  (10.9)%         (3.6)%
                                                      =====           ====
Percentage increase in non-firm kwh sales             110.6%          33.9%
                                                      =====           ====

  *Comprised of retail and wholesale excluding economy and interruptible (non-firm) wholesale kwh sales.

      Variations in Kwh Sales. Revenues during the second quarter and during the first six months of 1997 decreased from the comparable periods in 1996 primarily due to a reduction in retail and firm wholesale sales. Mild, wet weather during 1997 contributed to a 10.9% and 3.6% decline in kwh sales (excluding non-firm) for the second quarter and for the first six months of 1997, respectively.

      Variations in Rates and Other. Increased revenues for the second quarter and for the first six months of 1997 are primarily due to increased demand charges received from certain retail and wholesale customers. Such demand charges are based on historical usage by the customer.

      Variations in Fuel and Purchased Power Cost Recovery. The revenue increase in the current period is primarily due to the deferral for rate recovery of the Thunder Basin judgment and increased natural gas prices and coal costs which are recovered through cost recovery mechanisms.

      Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. Although kwh sales increased, the decrease in revenues for the second quarter and the first six months of 1997 is due to the availability of low cost power throughout the region.

Other Revenues

      Other operating revenues are comprised of revenue from the Company's consolidated subsidiaries and from non-electric operations. The increase of $1.6 million is primarily attributable to increased activities at UE.

Operating Expenses and Non-Operating Items

      Fuel and purchased power expense as a percentage of total operating expenses approximated 60.1% and 57.8% for the second quarter of 1997 and 1996, respectively. Although electric kwh sales decreased during the second quarter of 1997, as compared to the same period in 1996, fuel and purchased power expense increased slightly primarily due to the higher costs recognized in connection with the Thunder Basin judgment. The effect of the judgment for the second quarter of 1997 was approximately 0.36 cents per net kwh generated. Overall, fuel expense increased from 2.05 to 2.21 cents per net kwh generated; as lower coal costs partially offset the effect of the judgment.

      For the first six months of 1997 and 1996, fuel and purchased power as a percentage of total operating expenses, approximated 59.5% and 56.5%, respectively. As discussed above, although electric kwh sales decreased during the first six months of 1997, as compared to the same period in 1996, fuel and purchased power expense increased primarily due to the effects of the Thunder Basin judgment. The effect of the judgment on the cost per kwh generated for the first six months of 1997 was 0.19 cents. Overall, fuel expense increased from
2.04 to 2.17 cents per net kwh generated; as lower coal costs partially offset the effect of the judgment.

      Operating and maintenance costs increased $7.7 million for the second quarter of 1997, as compared to the second quarter 1996, primarily due to higher advertising costs and other general and administrative costs, and increased operating costs at subsidiaries, offset, in part, by lower costs at the Company's generation facilities.

      Operating and maintenance expenses increased $1.3 million for the first six months of 1997, as compared to the same period in 1996, primarily due to higher operating costs at subsidiaries offset, in part, by lower maintenance costs at the Company's generation facilities, lower labor costs and other decreases attributable to the Company's overall costs containment efforts.

      Income taxes decreased for the second quarter and for the first six months of 1997, as compared to the same periods in 1996, primarily due to lower pre-tax income principally attributable to the write-off of the investment in the Carolina Energy Project. Lower 1997 non-deductible merger-related and business integration expenses also contributed to the decrease.

Other Income and Deductions.

      In June 1997, Quixx wrote-off its investment of approximately $13.64 million in the Carolina Energy Project, a waste-to-energy cogeneration facility located in North Carolina after it was determined that restructuring of the project on mutually agreeable terms was not likely to occur. Additionally, UE wrote-off its net investment of approximately $2.42 million, comprised of subordinated debt, interest receivable, and engineering services, in this same partnership. This combined investment represents approximately $16.1 million, or $0.25 per share, after tax (see Note 3 Commitments and Contingencies in Item 1. FINANCIAL STATEMENTS).

      Miscellaneous income and deductions - net decreased $2.6 million for the second quarter of 1997 as compared to the second quarter of 1996 primarily due to increased merger-related and business integration expenses. In the second quarter of 1997, the Company incurred over $5.0 million of such costs, including approximately $3.9 million of severance costs.

      Miscellaneous income and deductions - net decreased $2.7 million for the first six months of 1997 as compared to the first six months of 1996 primarily due to increased merger-related and business integration expenses. In the first six months of 1997, the Company incurred over $8.0 million of such costs, including approximately $5.3 million of severance costs.

Commitments and Contingencies

      Issues relating to regulatory matters are discussed in Note 3 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      The Board of Directors approved a partial dividend payable to shareholders of the Company covering the period May 16, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.55, but prorated for the number of days in the interim period (approximately
46.0 cents per share). As a result of the consummation of the Merger, effective August 1, 1997, dividends will be paid to NCE as the holder of all of the Company's common stock.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                                1997         1996     Decrease
                                                ----         ----     --------
Net cash provided by operating activities
  (in millions) .........................      $21.9        $69.9      $(48.0)

      Cash provided by operating activities decreased in the first six months of 1997, when compared to the same period in 1996, primarily due to the lower earnings and the payment in April 1997 of the Thunder Basin judgment.

                                                1997         1996      Increase
                                                ----         ----      --------
Net cash used in investing activities
  (in millions) .........................     $(69.4)      $(59.1)     $10.3

      Cash used in investing activities increased during the six months ended June 30, 1997, when compared to the same period in 1996, primarily due to higher construction expenditures.

                                                1997         1996     Increase
                                                ----         ----     --------
Net cash provided by financing activities
  (in millions) .........................     $30.5        $0.7        $29.8

      Cash provided by financing activities increased (indicating that there were more borrowings) in the first six months of 1997, when compared to the same period in 1996, primarily due to the increase in short-term borrowings which were used to finance capital expenditures and operating activities.

OTHER MATTERS

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. The Merger between the Company and PSCo was, in part, in response to these changing conditions.





                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   Thunder Basin Lawsuit - see Note (1).

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

   12 Computation of Ratio of Consolidated Earnings to Consolidated Fixed
      Charges for the six months ended June 30, 1997

   15 Letter from Arthur Andersen LLP regarding unaudited interim information.

   27 Financial Data Schedule UT

(b)  Reports on Form 8-K:

   Item reported - Item 5. Other Events
   Financial Statements filed - None
   Date of report - June 30, 1997, reporting a recorded charge related to the write-off of the Carolina Energy project

   Item reported - Item 4. Changes in Registrant's Certifying Accountant Financial Statements filed - None Date of report - April 22, 1997 and filed
        August 8, 1997, reporting the completion of the December 31, 1996 audit of the Company's consolidated financial statements by Deloitte & Touche LLP

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SOUTHWESTERN PUBLIC SERVICE COMPANY

                                           By      /s/ Doyle R. Bunch II
                                             ---------------------------------
                                                       Doyle R. Bunch II
                                                      Executive Vice-President
                                          Accounting and Corporate Development

DATE: August 14, 1997

                                                                    EXHIBIT 12

                     SOUTHWESTERN PUBLIC SERVICE COMPANY
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                       Six Months Ended
                                                         June 30, 1997
                                                         -------------
                                                    (Thousands of Dollars,
                                                        except ratios)

Fixed charges:

   Interest on long-term debt......................        $22,057
   Dividends on SPS obligated mandatorily redeemable
      preferred securities of subsidiary trust.....          3,925
   Amortization of debt discount and expense less premium    1,123
   Other interest..................................          2,747
   Interest component of rental expense............            623
                                                               ---

     Total ........................................        $30,475
                                                           =======

Earnings (before fixed charges and taxes on income):
   Net income......................................        $24,598
   Fixed charges as above..........................         30,475
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization.......         16,078
                                                           -------

     Total.........................................        $71,151
                                                           =======

Ratio of earnings to fixed charges.................           2.33
                                                              ====

EXHIBIT 15
August 8, 1997


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement No. 333-05199 on Form S-3, Registration Statement No. 33-64951 on Form S-4 and Registration Statements No. 33-27452 and 33-57869 on Form S-8, its Form 10-Q for the quarter ended June 30, 1997, which includes our report dated August 8, 1997, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP