Form 10-Q
period 1997-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 1997-11-14
CIK 92521

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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

      At November 10, 1997, 100 shares of the registrant's Common Stock, $1.00 par value (the only class of common stock), were outstanding.

      Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.Financial Statements ...............................................  1

Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................... 12


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 15

Item 6.  Exhibits and Reports on Form 8-K.................................. 15

SIGNATURE.................................................................. 16

EXHIBIT 12................................................................. 17

EXHIBIT 15 ................................................................ 18





















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission, including this report.

                                    TERMS

The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
--------------------------------------------------------------------------------
Cheyenne..................................Cheyenne Light, Fuel and Power Company
Company......................................Southwestern Public Service Company
FERC........................................Federal Energy Regulatory Commission
Merger.............................the business combination between PSCo and SPS
NCE...................................................New Century Energies, Inc.
NC Enterprises.............NC Enterprises, Inc., an intermediate holding company
NCS...................................................New Century Services, Inc.
NMPUC.......................................New Mexico Public Utility Commission
PSCo..................Public Service Company of Colorado, a Colorado corporation
PUHCA.................................Public Utility Holding Company Act of 1935
PSCCC.............................................PS Colorado Credit Corporation
PSRI.......................................................PSR Investments, Inc.
PUCT..........................................Public Utility Commission of Texas
Quixx.........................................Quixx Corporation and subsidiaries
SEC...........................................Securities and Exchange Commission
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
       "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
          to Be Disposed Of"
Thunder Basin.........................................Thunder Basin Coal Company
UE..............................Utility Engineering Corporation and subsidiaries
WGI.....................................................WestGas InterState, Inc.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                     September 30,  December 31,
                                                          1997          1996
                                                          ----          ----
                                                      (Unaudited)

Property, plant and equipment, at cost:
   Electric ........................................   $2,510,263    $2,517,579
   Other............................................            -        37,542
   Construction in progress.........................      161,827        79,346
                                                          -------       -------
                                                        2,672,090     2,634,467
   Less: accumulated depreciation ..................     (971,757)     (944,279)
                                                         --------      --------
    Total property, plant and equipment.............    1,700,333     1,690,188
                                                        ---------     ---------


Investments, at cost:
   Notes receivable from affiliate (Note 1).........      119,039             -
   Other............................................        5,773        34,446
                                                          -------       -------
    Total investments...............................      124,812        34,446
                                                          -------       -------

Current assets:
   Cash and temporary cash investments..............       13,572        40,610
   Accounts receivable, less reserve for uncollectible
     accounts ($3,826 at September 30, 1997; $2,574
     at December 31, 1996) .........................      103,319        67,779
   Accrued unbilled revenues ........................      16,706        20,304
   Recoverable fuel and purchased power cost, net....      17,776        15,715
   Materials and supplies, at average cost...........      18,050        17,776
   Fuel inventory, at average cost...................       2,306         2,320
   Prepaid expenses and other........................       2,837         4,984
                                                          -------       -------
    Total current assets.............................     174,566       169,488
                                                          -------       -------

Deferred charges:
   Regulatory assets (Note 1)........................     121,981       117,546
   Unamortized debt expense .........................       9,538         9,864
   Other.............................................      44,188        23,262
                                                          -------       -------
    Total deferred charges...........................     175,707       150,672
                                                          -------       -------
                                                       $2,175,418    $2,044,794
                                                       ==========    ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                          1997          1996
                                                          ----          ----
                                                      (Unaudited)

Common stock (Note 1)................................  $  348,402    $  348,402
Retained earnings....................................     352,668       383,350
                                                          -------       -------
    Total common equity..............................     701,070       731,752

SPS obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures of SPS (Note 3)...........     100,000       100,000
Long-term debt.......................................     620,572       620,400
                                                          -------       -------
                                                        1,421,642     1,452,152

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ......................................        6,152         2,967
   Employees' postemployment benefits...............          498         2,369
                                                          -------       -------
    Total noncurrent liabilities....................        6,650         5,336
                                                          -------       -------

Current liabilities:
   Notes payable and commercial paper ..............      155,175        53,836
   Notes payable to affiliates......................       25,160             -
   Long-term debt due within one year...............          173        15,231
   Accounts payable.................................      102,558        63,003
   Dividends payable................................       24,622             -
   Customers' deposits..............................        5,487         5,842
   Accrued taxes....................................       28,586        19,999
   Accrued interest.................................        9,761        13,151
   Current portion of accumulated deferred income taxes     9,338         3,583
   Other............................................        9,255        28,504
                                                          -------       -------
    Total current liabilities.......................      370,115       203,149
                                                          -------       -------

Deferred credits:
   Unamortized investment tax credits ..............        5,531         5,719
   Accumulated deferred income taxes  ..............      366,709       367,272
   Other............................................        4,771        11,166
                                                          -------       -------
    Total deferred credits..........................      377,011       384,157
                                                          -------       -------

Commitments and contingencies (Notes 1 and 2).......
                                                       $2,175,418    $2,044,794
                                                       ==========    ==========



         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                           Three Months Ended
                                                              September 30,
                                                           1997           1996
                                                         --------      -------

Operating revenues:
   Electric..........................................    $279,511     $253,630
   Other.............................................       4,645        8,915
                                                         --------      -------
                                                          284,156      262,545

Operating expenses:
   Fuel used in generation...........................     141,907      118,303
   Purchased power...................................       3,957        5,778
   Other operating expenses..........................      27,852       32,695
   Maintenance.......................................       7,332        6,768
   Depreciation and amortization.....................      17,272       17,396
   Taxes (other than income taxes)...................      11,969       11,978
   Income taxes......................................      20,816       22,597
                                                         --------      -------
                                                          231,105      215,515
                                                          -------      -------
Operating income.....................................      53,051       47,030

Other income and deductions:
   Merger expenses...................................      (7,200)      (4,659)
   Miscellaneous income and deductions - net.........        (383)      11,805
                                                         ---------     -------
                                                           (7,583)       7,146
Interest charges:
   Interest on long-term debt........................      11,000       12,139
   Amortization of debt discount and expense less
     premium ........................................         560          534
   Other interest....................................       1,963        1,386
   Allowance for borrowed funds used during
     construction                                          (1,129)        (137)
   Dividends on SPS obligated mandatorily redeemable
        preferred securities of subsidiary trust ....       1,963            -
                                                         --------      -------
                                                           14,357       13,922
                                                           ------       ------
Net income...........................................    $ 31,111      $40,254
                                                         ========      =======




         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                            Nine Months Ended
                                                              September 30,
                                                            1997         1996
                                                            ----         ----

Operating revenues:
   Electric..........................................    $728,436      $702,410
   Other.............................................      20,236        24,483
                                                         --------       -------
                                                          748,672       726,893

Operating expenses:
   Fuel used in generation...........................     364,221       328,850
   Purchased power...................................      12,088        16,816
   Other operating expenses..........................      97,294        98,255
   Maintenance.......................................      22,461        25,746
   Depreciation and amortization.....................      53,717        52,524
   Taxes (other than income taxes)...................      34,819        34,899
   Income taxes......................................      36,894        50,845
                                                         --------       -------
                                                          621,494       607,935
                                                          -------       -------
Operating income.....................................     127,178       118,958

Other income and deductions:
   Write-off of investment in Carolina Energy Project
     (Note 2) .......................................     (16,052)            -
   Merger expenses...................................     (15,239)       (8,444)
   Miscellaneous income and deductions - net.........       2,113        12,800
                                                         --------       -------
                                                          (29,178)        4,356
Interest charges:
   Interest on long-term debt........................      33,057        34,859
   Amortization of debt discount and expense less
     premium ........................................       1,683         1,581
   Other interest....................................       4,710         5,623
   Allowance for borrowed funds used during
     construction ...................................      (3,047)       (1,770)
   Dividends on SPS obligated mandatorily redeemable
        preferred securities of subsidiary trust ....       5,888             -
                                                         --------       -------
                                                           42,291        40,293
Net income...........................................      55,709        83,021
Dividend requirements on preferred stock.............           -           121
                                                         --------       -------
Earnings available for common stock..................    $ 55,709      $ 82,900
                                                         ========      ========




         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997      1996
                                                               ----      ----
Operating activities:
   Net income........................................         $55,709  $83,021
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization....................          56,290   54,918
    Write off of investments.........................          16,052      695
    Amortization of investment tax credits...........            (188)    (188)
    Deferred income taxes............................           1,957  (12,345)
    Allowance for equity funds used during construction            (5)       -
    Change in accounts receivable....................         (37,112)  (3,580)
    Change in inventories............................          (1,419)   1,425
    Change in other current assets...................           1,543      (97)
    Change in accounts payable.......................          39,276    4,279
    Change in other current liabilities..............         (10,565)  (5,340)
    Change in deferred amounts.......................         (52,143)  13,775
    Change in noncurrent liabilities.................           1,419    5,601
    Other............................................             312     (278)
                                                              -------  -------
      Net cash provided by operating activities......          71,126  141,886
                                                              -------  -------

Investing activities:
   Construction expenditures.........................         (87,707) (86,304)
   Allowance for equity funds used during construction              5        -
   Proceeds from disposition of property, plant and
     equipment ......................................              61    2,377
   Sale of Quixx and UE to NC Enterprises (Note 1)...         (29,567)       -
   Purchase of other investments.....................          (4,583)  (3,290)
                                                               ------   ------
      Net cash used in investing activities..........        (121,791) (87,217)
                                                             --------  -------

Financing activities:
   Proceeds from sale of long-term debt..............               -   58,615
   Redemption of long-term debt......................         (16,099)  (6,086)
   Redemption of preferred stock.....................               -     (260)
   Short-term borrowings - net.......................         101,495  (18,727)
   Dividends on common stock.........................         (61,769) (67,515)
   Dividends on preferred stock......................               -     (121)
                                                              -------  -------
      Net cash provided by (used in) financing
        activities ..................................          23,627  (34,094)
                                                               ------  -------
      Net (decrease) increase in cash and temporary
        cash investments ............................         (27,038)  20,575
      Cash and temporary cash investments at
        beginning of period .........................          40,610   13,612
                                                               ------   ------
      Cash and temporary cash investments at end of period    $13,572  $34,187
                                                              =======  =======


         The accompanying notes to condensed financial statements are an integral part of these financial statements.

                       SOUTHWESTERN PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Accounting Policies

Merger

      On April 22, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year. Effective January 1, 1997, the Company's new fiscal year is the twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending August 31.

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under the PUHCA. NCE owns the following direct subsidiaries: the Company, PSCo, Cheyenne, WGI, NCS and NC Enterprises. Each outstanding share of Company common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock and each outstanding share of PSCo common stock was canceled and converted into the right to receive one share of NCE common stock with this transaction being accounted for as a pooling of interests for accounting purposes.

   Effective with the Merger, the common stock of Quixx and UE, previously wholly-owned subsidiaries, was transferred through the sale by the Company of all of the outstanding common stock of such subsidiaries at net book value, aggregating approximately $119.0 million, to NC Enterprises (an intermediate holding company) in exchange for notes payable from NC Enterprises. These notes payable have thirty-year terms and bear interest at a rate of 7.25% per year with annual interest payments due beginning August 1, 1998 and annual principal payments due beginning August 1, 2001. The accompanying financial statements reflect the financial position, results of operations and cash flows for Quixx and UE for all periods prior to August 1, 1997. The transfer of Quixx and UE did not have a material impact on the Company's financial position, results of operations or cash flows.

Business, Utility Operations and Regulation

      The Company was incorporated in New Mexico in 1921. The Company's principal business is the generation, transmission, distribution and sale of electric energy. Electric service is provided through an interconnected system to a population of about one million people in a 52,000-square-mile area of the Panhandle and south plains of Texas, eastern and southeastern New Mexico, the Oklahoma Panhandle and southwestern Kansas. The Company's operating revenues are derived primarily from operations in Texas and New Mexico. The Company maintains its accounts in accordance with the Uniform System of Accounts prescribed by the FERC and as adopted by the state utility commissions in Texas, New Mexico, Oklahoma and Kansas.

Regulatory Assets and Liabilities

      The Company prepares its financial statements in accordance with the provisions of SFAS 71, as amended, which recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

      On September 1, 1996, the Company adopted SFAS 121, which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows. The following regulatory assets are reflected in the Company's condensed balance sheets:

                                           September 30,  December 31,
                                                 1997        1996
                                                 ----        ----
                                               (Thousands of Dollars)

Income taxes..............................     $79,738      $81,403
Employees' postretirement benefits
  other than pensions.....................       3,062        3,192
Early retirement costs....................       1,454        1,727
Demand-side management costs..............       3,593        2,317
Unamortized debt reacquisition costs......      18,728       19,880
Thunder Basin judgment....................       7,626            -
Other.....................................       7,780        9,027
                                               -------       ------
  Total...................................     121,981      117,546
                                               =======      =======

      As of September 30, 1997, the Company's regulatory assets are being recovered through rates charged to customers over periods ranging from ten to thirty years, except for the costs related to the state regulatory jurisdictional portion of the Thunder Basin judgment for which recovery is currently undetermined. Under current rates, the Company is recovering approximately $8 million related to its regulatory assets per year. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value which could materially adversely impact the Company's results of operations, financial position or cash flows.

      The Company was named as a defendant in a case entitled Thunder Basin Coal Co. v. Southwestern Public Service Co., No. 93-CV-304B (D. Wyo.). (See Note 6 of the Notes to Consolidated Financial Statements in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996). On November 1, 1994, the jury returned a verdict in favor of Thunder Basin and awarded Thunder Basin damages of approximately $18.8 million. The Company appealed the judgment to the Tenth Circuit Court of Appeals and on January 7, 1997, that Court found in favor of Thunder Basin and upheld the judgment. The Company filed a motion for rehearing, which was denied. In February 1997, the Company recorded the liability for the judgment, including interest and court costs, in the amount of approximately $22.3 million and deferred these costs for future rate recovery. These amounts, including interest, were paid in April 1997. The Company is amortizing these costs as a recoverable component of fuel used in generation. As of September 30, 1997, approximately $14.7 million of these costs have been amortized.

      Management believes that the Thunder Basin judgment is recoverable from customers, although any such recovery would be subject to review by various regulatory agencies. On September 17, 1996, the FERC issued an order granting the Company approval to collect the FERC jurisdictional portion of the judgment from wholesale customers. On October 24, 1997, the NMPUC issued an order granting recovery of the New Mexico retail jurisdictional portion of the judgment. On May 1, 1997, the Company filed a request with the PUCT to surcharge under-collected fuel and purchased power expenses, which included $9.1 million of the Thunder Basin judgment. On November 4, 1997, an administrative law judge ("ALJ") issued a proposal for a decision which denied recovery of the judgment through a surcharge. The Company filed exceptions to this ALJ recommendation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

and on November 19, 1997 the PUCT will consider this matter. Management believes that recovery of the Thunder Basin costs in the Texas retail jurisdiction will be approved either in this surcharge request or through a fuel reconciliation proceeding in 1998.

General

      See Note 1 of the Notes to Consolidated Financial Statements in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996 for a summary of the Company's significant accounting policies.

2.  Commitments and Contingencies

Regulatory Matters

Fuel and Purchased Power Recovery

      A PUCT substantive rule requires periodic examination of the Company's fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. On May 1, 1995, the Company filed with the PUCT a petition for a fuel reconciliation for the months of January 1992 through December 1994. The PUCT issued an order in January 1996 requiring the Company to make a $3.9 million fuel refund consisting of $2.1 million of overrecovered fuel costs and $1.8 million of disallowed fuel costs for the period. This refund was made in April 1996. Additionally, the order required the Company to flow through to customers 100% of margins from non-firm off-system opportunity sales as of January 1995. Prior PUCT rulings had allowed the Company to retain 25% of these margins. The 100% flow through is required by PUCT rules, absent a rule waiver. A motion for rehearing on the fuel disallowance (which was adjusted to $1.9 million) was subsequently denied by the PUCT and the Company was ordered to flow through 100% of the margin effective with the first billing cycle after the date of the order. Upon appeal to the Travis County District Court in May 1996, the PUCT's decision on the disallowed fuel costs was upheld. The Travis County District Court decision has been appealed to the Texas Court of Appeals which has not yet ruled in the matter. Management believes that the ultimate outcome of this matter will not significantly affect the Company's results of operations, financial position or cash flows. At September 30, 1997, the Company had approximately $18.1 million in underrecovered fuel costs in Texas and has requested PUCT approval to surcharge Texas retail customers for the underrecovery, including the Thunder Basin judgment as discussed in Note 1. Accounting Policies Business, Utility Operations and Regulation - Regulatory Assets and Liabilities.

FERC Rate Case

      On December 19, 1989, the FERC issued its final order regarding a 1985 rate case. The Company appealed certain portions of the order that related to recognition in rates of the reduction of the federal income tax rate from 46% to 34%. The United States Court of Appeals for the District of Columbia Circuit remanded the case, directing the FERC to reconsider the Company's claim of an offsetting cost and limiting the FERC's actions. The FERC issued its Order on Remand in July 1992, required filings were made and a hearing was completed in February 1994. In October 1994, the administrative law judge issued a favorable initial decision that, if approved by the FERC, would result in a substantial recovery by the Company. Negotiated settlements with the Company's partial requirements customers and Texas-New Mexico Power Company were approved by the FERC in July 1993 and September 1993, respectively, and the Company received approximately $2.8 million, including interest. In a settlement with the Company's New Mexico cooperative customers, the Company received approximately $7 million, including interest. The FERC approved this settlement in July 1995. Resolutions of these matters with the remaining wholesale customers, Golden Spread Electric Cooperative, Inc. member cooperatives and Lyntegar Electric Cooperative, have not been reached. The Company cannot reasonably estimate

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

the remaining amount recoverable from these proceedings; however, a favorable resolution could materially improve earnings in the year in which it is resolved.

BCH Energy Limited Partnership Investment

      As discussed in the Company's 1996 Transition Report on Form 10-K as of December 31, 1996 under BUSINESS. Nonutility Businesses, Quixx holds a 49% limited partnership interest in BCH Energy Limited Partnership ("BCH"), which owns a waste-to-energy cogeneration facility located near Fayetteville, North Carolina. Limited commercial operation of the BCH project began in June 1996; however, the facility did not achieve the expected performance level. An effort was made to restructure the project but it was not possible to achieve the required improvements on economically viable terms; therefore, in December 1996, Quixx wrote off its investment of approximately $16 million.

Carolina Energy Limited Partnership Investment

      The Carolina Energy Project is similar to the BCH project, but with design modifications. Construction was originally scheduled to be completed later in 1997 but was halted pending an independent analysis of the project's engineering and financial viability. Additionally, the banks providing debt financing to the project withheld funds for continued construction. Quixx, UE, other equity owners, senior creditors and the construction contractor have been unable to restructure the project on mutually agreeable terms. The construction contractor is demobilizing and the creditors have initiated remedies provided under the credit agreement. Accordingly, management has determined it is unlikely the project will be completed under the present ownership, if at all, and Quixx's and UE's net investments in the Carolina Energy Project are unlikely to be recovered.

      As a consequence, in June 1997, Quixx wrote-off its investment of approximately $13.64 million in the Carolina Energy Limited Partnership. Additionally, UE wrote-off its net investment of approximately $2.42 million in this same partnership. Quixx held a one-third ownership interest, including a 1% general partnership interest, in the partnership. UE's net investment in the partnership was comprised of subordinated debt and the related interest receivable, as well as engineering services. This combined investment represents approximately $16.1 million.

3. SPS Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures of SPS

      In October 1996, Southwestern Public Service Capital I, a wholly-owned trust, issued in a public offering $100 million of its 7.85% Trust Preferred Securities, Series A. The sole asset of the trust is $103 million principal amount of the Company's 7.85% Deferrable Interest Subordinated Debentures, Series A due September 1, 2036.

4.  Management's Representations

      In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company at September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the four months ended December 31, 1996 and for the years ended August 31, 1996, 1995 and 1994 included in the Company's 1996 Transition Report on Form 10-K.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

      Because of seasonal and other factors, including the reorganization associated with the Merger, the results of operations for the three and nine months ended September 30, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SOUTHWESTERN PUBLIC SERVICE COMPANY

We have reviewed the accompanying condensed balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of September 30, 1997, and the related condensed statements of income for the three and nine month periods ended September 30, 1997 and condensed statement of cash flows for the nine month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

The consolidated balance sheet of Southwestern Public Service Company and subsidiaries as of December 31, 1996, was not audited by us and, accordingly, we do not express an opinion on it. The consolidated condensed statements of income for the three and nine month periods ended September 30, 1996 and the consolidated condensed statement of cash flows for the nine month period ended September 30, 1996, of Southwestern Public Service Company and subsidiaries were not reviewed by us and, accordingly, we do not express an opinion on them.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and PSCo merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUCHA. This transaction was accounted for as a pooling of interest for accounting purposes. Effective with the Merger, Quixx and UE, previously wholly-owned subsidiaries, were transferred through the sale by the Company of all of the outstanding common stock of such subsidiaries at net book value, to NC Enterprises, an intermediate holding company of NCE. See
Note 1 in Item 1. FINANCIAL STATEMENTS for additional discussion of the Company, the Merger and the sale of UE and Quixx.

      The condensed statements of income and cash flows reflect the results of operations of Quixx and UE through July 31, 1997. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Earnings

      Net income decreased $9.1 million for the third quarter of 1997 and $27.3 million for the nine months ended September 30, 1997, as compared to the same periods in 1996 primarily due to lower earnings of Quixx and UE, and the recognition of higher merger costs. Net income decreased approximately $7.8 million due to the recognition of a gain on the sale of certain water rights by Quixx in August 1996. The June 1997 write-off of investments in the Carolina Energy Project by Quixx and UE contributed to the lower year-to-date September 1997 earnings. Higher merger-related and business integration costs, including executive severance costs, resulting from the August 1, 1997 closing of the Merger contributed to the lower earnings. While third quarter 1997 sales were strong, the wet and mild weather during the spring and early summer of 1997 negatively impacted sales and margins for the nine months ended September 30, 1997.

Operating Revenues

Electric Operations

      Substantially all of the Company's operating revenues result from the sale of electric energy. The principal factors determining revenues are the amount and price per unit of energy sold. The following table describes the principal components of changes in electric operating revenues.

                                                   Increase (Decrease) From
                                                  Corresponding Prior Period
                                                  --------------------------
                                             Three Months Ended   Nine Months
                                             ------------------   -----------
Ended
                                                    (Thousands of Dollars)
Estimated effect on revenues of variations in:
   Kilowatt-hour (kwh) sales*............          $ 22,394       $ 12,434
   Rates and other.......................            (2,168)        (7,917)
   Fuel and purchased power cost recovery             6,708         22,132
                                                      -----         ------
     Subtotal............................            26,934         26,649
   Non-firm kwh sales....................            (1,053)          (623)
                                                     ------           ----
     Increase in electric revenue........          $ 25,881       $ 26,026
                                                   ========       ========

Percentage increase in kwh sales*........              11.3%           2.8%
                                                       ====            ===
Percentage decrease in non-firm kwh sales             (47.9)%        (30.8)%
                                                      =====          =====

  *Comprised of retail and wholesale excluding economy (non-firm) wholesale kwh sales.

      Variations in Kwh Sales. Revenues during the third quarter and the nine months ended September 30, 1997, respectively increased from the comparable periods in 1996, primarily due to an increase in retail and firm wholesale Kwh sales totaling 11.3% and 2.8%. The increase in revenues for the nine months ended September 30, 1997 comparable periods, as compared to the third quarter results, are lower primarily due to the mild, wet weather experienced in the service territory during the spring and early summer months of 1997.

      Variations in Rates and Other. Decreased revenues for the third quarter and for the nine months ended September 30, 1997 are primarily due to lower interruptible rates available to certain classes of retail and wholesale customers. These rates were approved and implemented in Texas and New Mexico in 1996. Reductions for estimated refunds related to guaranteed merger savings, also contributed to lower revenues for both the quarter and year-to-date comparable periods. Under the various state regulatory approvals, the Company is required to provide credits to retail customers over five years for one-half of the measured non-fuel operation and maintenance expense savings associated with the Merger. The Company will provide a guaranteed minimum annual savings to retail customers of $3.0 million in Texas, $1.2 million in New Mexico, $100,000 in Oklahoma and $10,000 in Kansas.

      Variations in Fuel and Purchased Power Cost Recovery. The revenue increase in the current period is primarily due to the recovery of the Thunder Basin judgment (See Note 1 in Item 1. FINANCIAL STATEMENTS) and increased natural gas prices and coal costs which are recovered through cost recovery mechanisms.

      Variations in Non-Firm Kwh Sales. The amount of revenues arising from non-firm sales is dependent, in large part, upon the amount and cost of power available to the Company for sale, the demand for power, the availability of competing hydroelectric power from the Northwest and generation from major plants in the West. The decrease in revenues for the third quarter of 1997 and for the nine months ended September 30, 1997 is due to the availability of low cost power throughout the region.

Operating Expenses and Non-Operating Items

      Fuel and purchased power expense as a percentage of total operating expenses approximated 63.1% and 57.6% for the third quarter of 1997 and 1996, respectively. Fuel and purchased power expense increased $21.8 million in the third quarter of 1997, as compared to the same period in 1996, primarily due to higher electric kwh sales, higher gas costs and costs recognized in connection with the Thunder Basin judgment. The effect of the judgment for the third quarter of 1997 was approximately 0.03 cents per net kwh generated. Overall, fuel expense increased from 2.03 to 2.19 cents per net kwh generated.

      For the nine months end September 30, 1997 and 1996, fuel and purchased power as a percentage of total operating expenses, approximated 60.5% and 56.9%, respectively. The increase in fuel and purchased power during the nine months ended September 30, 1997, as compared to the same period in 1996, was due primarily to the effects of the Thunder Basin judgment and a slight increase in electric kwh sales for the comparable periods. The effect of the judgment on the cost per kwh generated for the nine months ended September 30, 1997 was 0.12 cents. Overall, fuel expense increased from 2.04 to 2.18 cents per net kwh generated.

      Operating and maintenance costs decreased for the third quarter of 1997 and for the nine months ended September 30, 1997, as compared to the same period in 1996, primarily due to lower labor and employee benefit costs and other decreases attributable to the Company's overall cost containment efforts.

      Income taxes decreased for the third quarter of 1997 and for the nine months ended September 30, 1997, as compared to the same periods in 1996, primarily due to lower pre-tax income offset, in part, by the effect of higher 1997 non-deductible merger and executive severance costs.

Other Income and Deductions

      Other income and deductions decreased $14.7 million for the third quarter of 1997, as compared to the third quarter of 1996, primarily due to the 1996 gain recognized by Quixx on the sale of certain water rights and increased 1997 merger and business integration costs, including executive severance costs. This decrease was offset, in part, by higher interest income primarily due to the note receivable from NC Enterprises for the sale of UE and Quixx.

      Other income and deductions decreased $33.5 million for the nine months ended September 30, 1997, as compared to the same period of 1996, primarily due to the write-off of the Carolina Energy Project, the 1996 gain recognized by Quixx on the sale of certain water rights (approximately $11.8 million) and higher 1997 merger and business integration costs. While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger. (For further discussion of the Carolina Energy Project, see Note 2 Commitments and Contingencies in Item 1. FINANCIAL STATEMENTS).

Commitments and Contingencies

      Issues relating to regulatory matters are discussed in Note 2. Commitments and Contingencies in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

     Based on a preliminary analysis, NCE and its subsidiaries expect to incur costs of approximately $50-65 million over the next two years to modify its computer software, hardware and other automated systems used in operationsenabling proper data processing relating to the year 2000 and beyond. Approximately one-third of these costs are expected to be incurred by or allocated to the Company. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. A significant portion of these costs will represent the redeployment of existing information technology resources. Management does not anticipate these activities will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                1997         1996     Decrease
                                                ----         ----     --------
Net cash provided by operating activities
  (in millions) .........................      $71.1        $141.9    $(70.8)

      Cash provided by operating activities decreased in the nine months end September 30, 1997, when compared to the same period in 1996, primarily due to lower earnings (which included the write-off of investments in the Carolina Energy Project by Quixx and UE), the effects resulting from the August 1, 1997 sale of Quixx and UE, and the payment in April 1997 of the Thunder Basin judgment.

                                                1997         1996     Increase
                                                ----         ----     --------
Net cash used in investing activities
  (in millions) ........................     $(121.8)      $(87.2)     $34.6

      Cash used in investing activities increased during the nine months end September 30, 1997, when compared to the same period in 1996, primarily due to the sale of Quixx and UE to NC Enterprises in connection with the Merger.

                                                1997         1996     Increase
                                                ----         ----     --------
Net cash provided by (used in) financing
  activities (in millions) .............       $23.6        $(34.1)     $57.7

      Cash provided by financing activities increased (indicating that there were more borrowings) in the nine months end September 30, 1997, when compared to the same period in 1996, primarily due to a net increase in short-term borrowings, offset in part by a decrease in the proceeds from the sale of long-term debt. These proceeds were used to finance on-going capital expenditures.

Electric Utility Industry

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

   Thunder Basin Lawsuit - see Note (1).

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

   12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1997 and 1996.

   15 Letter from Arthur Andersen LLP regarding unaudited interim information.

   27 Financial Data Schedule UT.

(b)    Reports on Form 8-K:

   - A report dated April 22, 1997 and filed on August 8, 1997 which included
   Item 4. Changes in Registrant's Certifying Accountant.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SOUTHWESTERN PUBLIC SERVICE COMPANY

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                          Executive Vice President and
                                           and Chief Financial Officer

Dated: November 14, 1997

                                                                    EXHIBIT 12

                     SOUTHWESTERN PUBLIC SERVICE COMPANY

                       COMPUTATION OF RATIO OF EARNINGS
                               TO FIXED CHARGES

          (not covered by Report of Independent Public Accountants)


                                                     Nine Months Ended
                                                       September 30,
                                                      1997       1996
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................     $33,057    $34,859
   Other interest...............................       4,710      5,623
   Dividends on SPS obligated mandatorily
     redeemable preferred securities of
     subsidiary trust ..........................       5,888          -
   Amortization of debt discount and expense
     less premium ..............................       1,683      1,581
   Interest component of rental expense.........         934        934
                                                         ---        ---

     Total .....................................     $46,272    $42,997
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income ..................................     $55,709    $83,021
   Fixed charges as above.......................      46,272     42,997
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....      36,894     50,845
                                                      ------     ------

     Total......................................    $138,875   $176,863
                                                    ========   ========

Ratio of earnings to fixed charges..............        3.00       4.11
                                                        ====       ====

                                                                    EXHIBIT 15
November 10, 1997


Southwestern Public Service Company:

      We are aware that Southwestern Public Service Company has incorporated by reference in its Registration Statement No. 333-05199 on Form S-3 and Registration Statements No. 33-27452 and 33-57869 on Form S-8, its Form 10-Q for the quarter ended September 30, 1997, which includes our report dated November 10, 1997, covering the unaudited condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP