Form 10-K
period 2004-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2005-03-04
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-03789

SOUTHWESTERN PUBLIC SERVICE COMPANY

(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tyler at Sixth

Amarillo, Texas 79101

(Address of principal executive offices)

(Zip Code)

(303) 571-7511

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☒

As of Feb. 28, 2005, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s 2005 Proxy Statement

Southwest Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by Southwestern Public Service Co. (SPS).  SPS is a wholly owned subsidiaries of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the U.S. Securities and Exchange Commission (SEC). This report should be read in its entirety.

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Subsidiaries and Affiliates
NSP-Minnesota	Northern States Power Co., a Minnesota corporation
NSP-Wisconsin	Northern States Power Co., a Wisconsin corporation
PSCo	Public Service Company of Colorado, a Colorado corporation
SPS	Southwestern Public Service Co., a New Mexico corporation
Utility Subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo, SPS
Xcel Energy	Xcel Energy Inc., a Minnesota corporation

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOL	United States Department of Labor
EPA	United States Environmental Protection Agency
FERC

Federal Energy Regulatory Commission. The U.S. agency that regulates the rates and services for transportation of electricity and natural gas, and the sale of electricity at wholesale, in interstate commerce, including the sale of electricity at market-based rates.

IRS	Internal Revenue Service
NMPRC

New Mexico Public Regulatory Commission. The state agency that regulates the retail rates and services and construction of transmission or generation by SPS in New Mexico. The NMPRC also has jurisdiction over the issuance of securities by SPS.

PUCT	Public Utility Commission of Texas. The state agency that regulates the retail rates, services and other aspects of SPS’ operations in Texas.
SEC	Securities and Exchange Commission

Other Terms and Abbreviations
AFDC

Allowance for funds used during construction. Defined in regulatory accounts as a non-cash accounting convention that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in property accounts and included in income.

C20	Derivatives Implementation Group of FASB Implementation Issue No. C20. Clarified the terms clearly and closely related to normal purchases and sales contracts, as included in SFAS No. 133, as amended.
Deferred energy costs	The amount of fuel costs applicable to service rendered in one accounting period that will not be reflected in billings to customers until a subsequent accounting period.
Derivative instrument

A financial instrument or other contract with all three of the following characteristics:

•                    An underlying and a notional amount or payment provision or both,

•                    Requires no initial investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, and

•                    Terms require or permit a net settlement, can be readily settled net by means outside the contract or provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement
Distribution	The system of lines, transformers, switches and mains that connect electric and natural gas transmission systems to customers.
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles
Generation

The process of transforming other forms of energy, such as nuclear or fossil fuels, into electricity. Also, the amount of electric energy produced, expressed in megawatts (capacity) or megawatt hours (energy).

JOA	Joint operating agreement among the Utility Subsidiaries
LDC

Local distribution company. A company or division that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or natural gas for ultimate consumption.

LIBOR	London Interbank Offered Rate
Mark-to-market

The process whereby an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in current earnings in the Consolidated Statements of Operations or in Other Comprehensive Income within equity during the current period.

MISO	Midwest Independent Transmission System Operator
Native load

The customer demand of retail and wholesale customers whereby a utility has an obligation to serve: e.g., an obligation to provide electric or natural gas service created by statute or long-term contract.

Nonutility	All items of revenue, expense and investment not associated, either by direct assignment or by allocation, with providing service to the utility customer.
OMOI	FERC Office of Market Oversight and Investigations
PUHCA

Public Utility Holding Company Act of 1935. Enacted to regulate the corporate structure and financial operations of utility holding companies. Applies to companies that own or control 10% or more of a utility.

QF

Qualifying facility. As defined under the Public Utility Regulatory Policies Act of 1978, a QF sells power to a regulated utility at a price equal to that which it would otherwise pay if it were to build its own power plant or buy power from another source.

Rate base	The investor-owned plant facilities for generation, transmission and distribution and other assets used in supplying utility service to the consumer.
ROE	Return on equity
RTO

Regional Transmission Organization. An independent entity, which is established to have “functional control” over a utilities’ electric transmission systems, in order to provide non-discriminatory access to transmission of electricity.

SFAS	Statement of Financial Accounting Standards
SMA	Supply margin assessment
SMD	Standard market design
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TEMT	Transmission and Energy Markets Tariff
Unbilled revenues

Amount of service rendered but not billed at the end of an accounting period. Cycle meter-reading practices result in unbilled consumption between the date of last meter reading and the end of the period.

Underlying

A specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event such as a scheduled payment under a contract.

VaR	Value-at-risk

Wheeling or Transmission	An electric service wherein high voltage transmission facilities of one utility system are used to transmit power generated within or purchased from another system.
Working capital	Funds necessary to meet operating expenses

Measurements
Bcf	Billion cubic feet
KW	Kilowatts
Kwh	Kilowatt hours
MMBtu	One million BTUs
MW	Megawatts (one MW equals one thousand KW)
Mwh	Megawatt hour. One Mwh equals one thousand Kwh.
Watt	A measure of power production or usage equal to the kinetic energy of an object with a mass of 2 kilograms moving with a velocity of one meter per second for one second.

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico. SPS is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity. SPS serves approximately 395,000 electric customers in portions of Texas, New Mexico, Oklahoma and Kansas. The wholesale customers served by SPS comprise approximately 35 percent of the total Kwh sales in 2004. A major portion of SPS’ retail electric operating revenues is derived from operations in Texas.  SPS owned a direct subsidiary, Southwestern Public Service Capital I, a special purpose financing trust, for which a certificate of cancellation was filed for dissolution on Jan. 5, 2004.  SPS is a wholly owned subsidiary of Xcel Energy.

Xcel Energy was incorporated under the laws of Minnesota in 1909 and is a registered holding company under the PUHCA. Xcel Energy is subject to the regulatory oversight of the SEC under PUHCA. The rules and regulations under PUHCA impose a number of restrictions on the operations of registered holding company systems. These restrictions include, subject to certain exceptions, a requirement that the SEC approve securities issuances, payments of dividends out of capital or unearned surplus, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of other businesses. PUHCA also generally limits the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. PUHCA rules require that transactions between affiliated companies in a registered holding company system be performed at cost, with limited exceptions.

In 2004, Xcel Energy continuing operations included the activity of four wholly owned utility subsidiaries, including SPS, that serve electric and natural gas customers in 10 states. The other utility subsidiaries are NSP-Minnesota, NSP-Wisconsin and PSCo.  These utilities serve customers in portions of Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas and Wisconsin.

ELECTRIC UTILITY OPERATIONS

Overview

Utility Industry Growth — After a decade of cost cutting and efficiency gains in anticipation of industry restructuring and competition, areas of growth for the utility industry are limited.  The most significant areas for earnings growth include increasing regulated rates, increased investment in rate base, diversification, acquisition or modification of rate structures to implement performance-based rates.  SPS intends to focus on growing through investments in electric and rate base to meet growing customer demands and to maintain or increase reliability and quality of service to customers and rate case filings with state and federal regulators to increase rates congruent with increasing costs of operations associated with such investments.

Utility Restructuring and Retail Competition — The structure of the utility industry has been subject to change.  Merger and acquisition activity in the past had been significant as utilities combined to capture economies of scale or establish a strategic niche in preparing for the future, although such activity slowed substantially after 2001.  All investor-owned utilities were required to provide nondiscriminatory access to the use of their transmission systems in 1996.  Although much of Texas has implemented retail competition, it is presently limited to utilities within the Electric Reliability Council of Texas.  Under the current law, SPS can file a plan to implement competition, subject to regulatory approval, in Texas on or after Jan. 1, 2007.  However, SPS has no plan to implement retail competition in its service area.

The retail electric business does face some competition as industrial and large commercial customers have some ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas or steam/chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  While SPS faces these challenges, it believes its rates are competitive with currently available alternatives.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, accounting practices and certain other activities of SPS.  State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters.

Market Based Rate Authority — The FERC regulates the wholesale sale of electricity.  In addition to FERC’s traditional cost of service methodology for determining the rates allowed to be charged for wholesale electric sales, in the 1990’s FERC began to allow utilities to make sales at market-based rates.  In order to obtain market-based rate authorization from the FERC, utilities such as SPS have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  SPS has been authorized by FERC to make wholesale sales at market-based rates.

In November 2001, after the market disruptions in California and other regions, the FERC issued an order under Section 206 of the Federal Power Act initiating a generic investigation proceeding against all jurisdictional electric suppliers making sales in interstate commerce at market-based rates.  In November 2003, the FERC issued a final order requiring amendments to the market-based wholesale tariffs of all FERC jurisdictional electric utilities to impose new market behavior rules and requiring submission of compliance tariff amendments in December 2003.  SPS made a timely compliance filing.  Violations of the new tariffs could result in the loss of certain wholesale sales revenues or the loss of authority to make sales at market-based rates.

In 2004, FERC initiated a new proceeding on future market-based rate authorizations and issued interim requirements for FERC jurisdictional electric utilities that have been granted authority to make wholesale sales at market-based rates.  The FERC adopted a new interim methodology to assess generation market power and modified measures to mitigate market power where it is found.  The FERC upheld and clarified the interim requirements on rehearing in an order issued on July 8, 2004.  This methodology is to be applied to all initial market-based rate applications and triennial reviews.  Under this methodology, the FERC has adopted two indicative screens (an uncommitted pivotal supplier analysis and an uncommitted market share analysis) to assess market power.  Passage of the two screens creates a rebuttable presumption that an applicant does not have market power, while the failure creates a rebuttable presumption that the utility does have market power.  An applicant or intervenor can rebut the presumption by performing a more extensive delivered-price test analysis.  If an applicant is determined to have generation market power, the applicant has the opportunity to propose its own mitigation plan or may implement default mitigation established by the FERC.  The default mitigation limits prices for sales of power to cost-based rates within areas where an applicant is found to have market power.

As required by the FERC, Xcel Energy filed the required analysis applying the FERC’s two indicative screens on behalf of itself and the Utility Subsidiaries with the FERC on Feb. 7, 2005.  This analysis demonstrated that SPS passed the pivotal supplier analysis in its own control area and all adjacent markets, but that it failed the market share analysis in its own control area.  It is accordingly expected that the FERC will set the market-rate authorizations for SPS for investigation and hearing under Section 206 of the Federal Power Act.  At that time, SPS expects to submit a delivered-price test analysis to support the continuance of market-based rate authority in its control areas.  SPS does not expect the mitigation measures imposed, if any, to have a significant financial impact on its commodity marketing operations.

In order to enable it and interested parties to monitor each individual utility’s market-based rate authority, the FERC on Feb. 10, 2005 issued a final rule requiring that a utility with market-based rate authority file reports notifying the FERC of changes in status (e.g., additions of certain generating resources) that reflect a departure from the characteristics that the FERC relied upon in granting that utility market-based rate authority within thirty days of the occurrence of a triggering event.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services.  Since 1996, the FERC has required SPS to provide open access transmission service at rates and tariffs on file with the FERC.  In addition, FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO.  SPS is a member of the SPP, which proposes to begin RTO operations in October 2005.  SPS has been a member of SPP’s regional transmission tariff since 2001.  Each RTO separately files for regional transmission tariff rates for approval by FERC.  All members within that RTO are then subjected to those rates.

Generation Interconnection Rules — In August 2003, the FERC issued final rules requiring the standardization of generation interconnection procedures and agreements for interconnection of new electric generators of 20 MW or more to the transmission systems of all FERC-jurisdictional electric utilities, including SPS. The FERC also established pricing rules for interconnections and related transmission system upgrades, which allow the transmission-owning utility to require the interconnecting customer to fund the interconnection costs and network upgrades required by the new generator, but require the transmission utility to provide transmission service credits, with interest, for the full amount of prepayment. The FERC required compliance filings for detailing proposed changes to SPS’ tariff and the SPP regional tariff, which will govern most generation interconnections to the SPS transmission system.  In October 2004, the FERC accepted proposed tariff changes for SPS, subject to certain conditions.  In November 2004, SPS submitted a compliance filing.  In December 2004, the FERC issued further modifications to the interconnection rules on rehearing and required SPS to submit a further compliance filing by February 2005.  The required compliance filing was submitted on Feb. 18, 2005.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT has jurisdiction over SPS’ Texas operations as an electric utility and over its retail rates and services. The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities. The NMPRC has jurisdiction over the issuance of securities. The NMPRC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services and construction of transmission or generation in their respective states.  SPS is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce.  SPS has received authorization from the FERC to make wholesale electricity sales at market-based prices.

Fuel, Purchased Energy and Conservation Cost Recovery Mechanisms — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates.  In July 2003, a unanimous settlement was reached providing for the implementation of an expedited procedure for revising the fixed fuel factors on a semi-annual basis.  As a result, the Texas retail fuel factors change each November and May based on the projected cost of natural gas.

If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The regulations require refunding or surcharging over- or under-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased energy costs, as allowed by the PUCT, if this condition is expected to continue.

PUCT regulations require periodic examination of SPS fuel and purchased energy costs, the efficiency of the use of such fuel and purchased energy, fuel acquisition and management policies and purchase energy commitments.  Under the PUCT’s regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS’ electric generation and fuel management activities.

The NMPRC regulations provide for a fuel and purchased power cost adjustment clause for SPS’ New Mexico retail jurisdiction.  SPS files monthly and annual reports of its fuel and purchased power costs with the NMPRC.  The NMPRC authorized SPS to implement a monthly adjustment factor beginning with the February 2002 billing cycle.  In accordance with the NMPRC regulations, SPS must file its next New Mexico fuel factor continuation case no later than August 2005 for the period from October 2001 through April 2005.

SPS recovers fuel and purchased energy costs from its wholesale customers through a fuel cost adjustment clause accepted for filing by the FERC.

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability, telephone response and abandoned call performance targets.  If these targets are not met, SPS is required to make refunds to its customers of up to $950,000 per year.  As of Dec. 31, 2004, SPS accrued  $800,000 to reflect the expected refund obligation for those measures.

Pending and Recently Concluded Regulatory Proceedings - FERC

SPS and PSCo FERC Transmission Rate Case — On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and PSCo an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff.  SPS and PSCo are seeking an increase in annual transmission service and ancillary services revenues of $6.1 million.  As a result of a settlement with certain PSCo wholesale power customers in 2003, their power sales rates would be reduced by $1.4 million. The net increase in annual revenues proposed is $4.7 million, of which $1.7 million is attributable to SPS.  In December 2004, the FERC suspended the filing and delayed the effective date of the proposed increase to May 20, 2005.  The FERC also initiated a complaint proceeding against SPS, which would allow the FERC to order reductions below SPS’ currently effective rates.  The rate increase application also includes SPS and PSCo adopting an annual formula rate for transmission service pricing as previously approved by the FERC for other transmission providers.  The case has been set for hearing and settlement procedures.

Wholesale Rate Complaint – In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel clause calculations.  In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective Jan. 1, 2005.  Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause.  The FERC set the proposed rate changes into effect on Jan. 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding.  The FERC set the consolidated proceeding for hearing and settlement judge procedures.

Southwest Power Pool (SPP) Restructuring — SPS is a member of the SPP regional reliability council, and SPP acts as transmission tariff administrator for the SPS system. In October 2003, SPP filed for FERC authorization to transform its operation into an RTO under FERC Order No. 2000. In addition, SPP made unilateral changes to the existing SPP membership agreement, which increases the current costs of SPS membership in SPP by approximately $1.5 million per year, in order to fund the start of RTO operations. On Feb. 10, 2004, the FERC conditionally approved SPP’s proposed formation as an RTO, subject to SPP meeting certain requirements.  On Oct. 1, 2004, the FERC issued a further order granting the SPP status as an RTO.  SPP is expected to commence RTO operations on Oct. 1, 2005.  SPS is required to obtain NMPRC approval before it can transfer functional control of its electrical transmission system.  When SPP begins RTO operations and SPS obtains all required approvals, SPS will be required to transfer functional control of its electric transmission system to SPP and take all transmission services, including services required to serve retail native loads, under the SPP regional tariff.

Pending and Recently Concluded Regulatory Proceedings - PUCT

Texas Retail Fuel Cost Recovery — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor.  In May 2004, SPS filed with the PUCT its periodic request for fuel and purchased power cost recovery for electric generation and fuel management activities for the period from January 2002 through December 2003.  SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period.  Intervenor and PUCT staff testimony was filed in October 2004 and hearings were held in December 2004.  Intervenor testimony contained objections to SPS’ methodology for assigning average fuel costs to wholesale sales, among other things.  Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors.  SPS has recorded its best estimate of any potential liability related to the impact of this proceeding.  In January 2005, SPS filed its post-hearing briefs disputing the intervenor objections.  Reply briefs were filed on Feb. 15, 2005, the administrative law judge is expected to issue his recommended proposal for decision by the end of April 2005, and PUCT action is expected by the end of May 2005.  SPS is pursuing a settlement agreement with the parties involved.

In November 2003, SPS submitted a fuel cost surcharge factor application in Texas to recover an additional $25 million of fuel cost under-recoveries accrued during June through September 2003.  In February 2004, the parties in the proceeding submitted a unanimous settlement allowing SPS to collect net under-recoveries experienced through December 2003 of $22 million.  The surcharge, which was approved by the PUCT in March 2004, went into effect May 2004 and will continue for 12 months.

In May 2004, SPS filed another fuel cost surcharge factor application in Texas to recover an additional $32 million of fuel cost recoveries accrued during January through March 2004. In June 2004, the parties in the proceeding submitted a unanimous settlement allowing SPS to collect the $32 million fuel cost under-recoveries surcharge factors for a 12-month period beginning November 2004. The PUCT approved the settlement in September 2004.

On Nov. 5, 2004, SPS submitted another fuel cost surcharge application with the PUCT for $30 million of fuel cost under-recoveries accrued from April 2004 through September 2004.  These under-recoveries under the Texas retail fixed fuel collection process are primarily the result of higher than expected natural gas prices.  SPS is also proposing in its November 2004 filing to increase its semi-annual fuel factors to take into account the increased cost of natural gas at its gas-fueled power plants.  In January 2005, parties to the application reached a settlement agreement allowing SPS to collect the $30 million fuel cost under-recoveries through a surcharge during the 12-month period beginning May 2005.  The PUCT is expected to approve the settlement in March 2005.

Lamb County Electric Cooperative — On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly-certificated area. The PUCT denied LCEC’s petition. See further discussion under Item 3 — Legal Proceedings.

Pending and Recently Concluded Regulatory Proceedings - NMPRC

Staff Petition for Review of SPS’s Fuel Clause - On Nov. 23, 2004, the staff of the NMPRC filed a petition requesting that the NMPRC docket a case to review the operation of SPS’ fuel and purchased power cost adjustment clause.  On Dec. 21, 2004, the NMPRC issued an order docketing an investigation into the fuel and purchased power cost adjustment clause calculations.  This matter is pending.

Capacity and Demand

Assuming normal weather during 2005, system peak demand for the SPS’ electric utility for each of the last three years and the forecast for 2005 is listed below.

System Peak Demand (in Megawatts)
2002	2003	2004	2005 Forecast

4,018	4,338	4,679	4,356

The peak demand for the SPS system typically occurs in the summer.  The 2004 system peak demand for SPS occurred on Aug. 4, 2004.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations; purchases from other utilities, independent power producers and power marketers and demand-side management options to meet its net dependable system capacity requirements.

Purchased Power — SPS has contractual arrangements to purchase power from other utilities and nonregulated energy suppliers. Capacity, typically measured in KW or MW, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kwh or Mwh, is a measure of the amount of electricity produced from a particular generating source over a period of time. Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

SPS also makes short-term firm and non-firm purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to provide each utility’s reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

Purchased Transmission Services — SPS has contractual arrangements with regional transmission service providers to deliver power and energy to the subsidiaries’ native load customers, which are retail and wholesale load obligations with terms of more than one year.  Point-to-point transmission services typically include a charge for the specific amount of transmission capacity being reserved, although some agreements may base charges on the amount of metered energy delivered.  Network transmission services include a charge for the metered demand at the delivery point at the time of the provider’s monthly transmission system peak, usually calculated as a 12-month rolling average.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels during such years.

	Coal		Natural Gas		Average Fuel
	Cost	Percent	Cost	Percent	Cost

2004	$1.20	69%	$5.74	31%	$2.60
2003*	$0.93	73%	$5.24	27%	$2.10
2002	$1.33	74%	$3.27	26%	$1.84

*  The lower 2003 coal costs reflect a prior period fuel credit adjustment. The normalized cost per MMBtu was approximately $1.14.

Fuel Sources — SPS purchases all of its coal requirements for Harrington and Tolk electric generating stations from TUCO, Inc. in the form of crushed, ready-to-burn coal delivered to the plant bunkers. TUCO, in turn, arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to the plant bunkers to meet SPS’s requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters, and handlers. For the Harrington station, the coal supply contract with TUCO expires Dec. 31, 2016. For the Tolk station, the coal supply contract with TUCO expires Dec. 31, 2017.  At Dec. 31, 2004, coal supplies at the Harrington and Tolk sites were approximately 25 and 24 days supply, respectively. TUCO has coal supply agreements to supply 100 percent of the projected 2005 requirements for Harrington and Tolk stations. TUCO has long-term contracts for supply of coal in sufficient quantities to meet the primary needs of the Harrington and Tolk stations.

SPS uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas suppliers for SPS’ power plants are procured under short- and intermediate-term contracts to provide an adequate supply of fuel.

Commodity Marketing Operations

SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products. Participation in short-term wholesale energy markets provides market intelligence and information that supports the energy management of SPS.  SPS uses physical and financial instruments to minimize commodity price and credit risk and hedge supplies and purchases. Engaging in short-term sales and purchase commitments results in an efficient use of our plants and the capturing of additional margins from non-traditional customers.  SPS also uses these marketing operations to capture arbitrage opportunities created by regional pricing differentials, supply and demand imbalances and changes in fuel prices.  See additional discussion under Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

SPS Electric Operating Statistics

	Year Ended Dec. 31,
	2004		2003		2002
Electric sales (Millions of Kwh):
Residential	3,361		3,294		3,300
Commercial and industrial	12,429		12,245		12,044
Public authorities and other	557		556		549
Total retail	16,347		16,095		15,893
Sales for resale	8,949		10,071		9,045
Total energy sold	25,296		26,166		24,938

Number of customers at end of period:
Residential	311,473		311,223		304,971
Commercial and industrial	77,538		77,377		75,676
Public authorities and other	5,868		5,829		5,615
Total retail	394,879		394,429		386,262
Wholesale	58		72		70
Total customers	394,937		394,501		386,332

Electric revenues (Thousands of dollars):
Residential	$232,271		$209,227		$192,030
Commercial and industrial	603,303		519,194		462,556
Public authorities and other	33,724		32,267		29,104
Total retail	869,298		760,688		683,690
Wholesale	440,303		378,344		287,768
Other electric revenues	24,174		62,305		53,720
Total electric revenues	$1,333,775		$1,201,337		$1,025,178

Kwh sales per retail customer	41,397		40,806		41,146
Revenue per retail customer	$2,201.43		$1,928.58		$1,770.02
Residential revenue per Kwh	6.91	¢	6.35	¢	5.82	¢
Commercial and industrial revenue per Kwh	4.85	¢	4.24	¢	3.84	¢
Wholesale revenue per Kwh	4.92	¢	3.76	¢	3.18	¢

ENVIRONMENTAL MATTERS

SPS is regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies.  SPS has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with applicable environmental standards.

SPS strives to comply with all environmental regulations applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon its operations. For more information on environmental contingencies, see Note 11 to the Consolidated Financial Statements and the matter discussed below.

EMPLOYEES

The number of full-time SPS employees on Dec. 31, 2004 was 1,049. Of these full-time employees, 739, or 70 percent, are covered under collective bargaining agreements. See Note 7 to the Consolidated Financial Statements for further discussion. Xcel Energy Services Inc., a subsidiary of Xcel Energy, employees provide services to SPS.

Item 2 — Properties

Station, City and Unit	Fuel	Installed	Summer 2004 Net Dependable Capability (MW)
Steam:
Harrington — Amarillo, Texas
3 Units	Coal	1976 - 1980	1,066
Tolk — Muleshoe, Texas
2 Units	Coal	1982 - 1985	1,080
Jones — Lubbock, Texas
2 Units	Natural Gas	1971 - 1974	486
Plant X — Earth, Texas
4 Units	Natural Gas	1952 - 1964	442
Nichols — Amarillo, Texas
3 Units	Natural Gas	1960 - 1968	457
Cunningham — Hobbs, N.M.
2 Units	Natural Gas	1957 - 1965	267
Maddox — Hobbs, N.M.	Natural Gas	1983	118
CZ-2-Pampa, Texas	Purchased Steam	1979	26
Moore County — Amarillo, Texas	Natural Gas	1954	48

Gas Turbine:
Carlsbad — Carlsbad, N.M.	Natural Gas	1977	13
CZ-1-Pampa, Texas	Hot Nitrogen	1965	13
Maddox — Hobbs, N.M.	Natural Gas	1983	65
Riverview — Electric City, Texas.	Natural Gas	1973	23
Cunningham — Hobbs, N.M.	Natural Gas	1998	220

Diesel:
Tucumcari — N.M.
6 Units		1941 - 1968	—
Total			4,324

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2004:

Conductor Miles
345 KV	2,754
230 KV	9,224
115 KV	10,831
Less than 115 KV	22,021

SPS had 497 electric utility transmission and distribution substations at Dec. 31, 2004.

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Other Matters

For more discussion of legal claims and environmental proceedings, see Note 11 to the Consolidated Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1, incorporated by reference.

Item 4 — Submission of Matters to a Vote of Security Holders

This is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SPS is a wholly owned subsidiary and there is no market for its common equity securities.

SPS has dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends SPS can pay to Xcel Energy. These restrictions include, but may not be limited to, the following:

•            maintenance of a minimum equity ratio of 30 percent;

•            payment of dividends only from retained earnings; and

•            debt covenant restriction under the credit agreement for debt ratio.

The dividends declared during 2004 and 2003 were as follows (thousands of dollars):

Quarter Ended
March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
$23,547	$23,072	$23,044	$22,442

March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
$24,649	$24,242	$23,759	$23,987

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations for the current year as set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Forward Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of SPS during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the respective accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•             general economic conditions, including the availability of credit and its impact on capital expenditures and the ability to obtain financing on favorable terms;

•             rating agency actions;

•             business conditions in the energy industry;

•             competitive factors including the extent and timing of the entry of additional competition;

•             unusual weather;

•             changes in federal or state legislation;

•             geopolitical events, including war and acts of terrorism;

•             regulation; and

•             the other risk factors listed from time to time by SPS in reports filed with the SEC, including Exhibit 99.01 to this Annual Report on Form 10-K for the year ended Dec. 31, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SPS’ net income was approximately $54.9 million for 2004, compared with approximately $82.3 million for 2003.

Electric Utility, Short-Term Wholesale and Commodity Trading Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not significantly affect electric margin.

SPS has two distinct forms of wholesale marketing activities:  short-term wholesale and commodity trading.  Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from SPS’ generation assets and energy and capacity purchased to serve native load.  Commodity trading is not associated with SPS’ generation assets or the energy and capacity purchased to serve native load.

SPS conducts an inconsequential amount of commodity trading.  Margins from commodity trading activity are partially redistributed to NSP-Minnesota and PSCo pursuant to the JOA approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Trading revenues, as discussed in Note 1 to the Consolidated Financial Statements, are reported net of trading costs (i.e., on a margin basis) in the Consolidated Statements of Income.  Commodity trading costs include fuel, purchased power, transmission and other related costs.  The following table details base electric utility and short-term wholesale activities:

	Electric Utility	Short-Term Wholesale	Consolidated Totals
	(Millions of dollars)
2004
Electric utility revenue	$1,330	$3	$1,333
Electric fuel and purchased power	(874)	(3)	(877)
Gross margin before operating expenses	$456	$—	$456
Margin as a percentage of revenue	34.3%	—%	34.2%

2003
Electric utility revenue	$1,195	$6	$1,201
Electric fuel and purchased power	(705)	(5)	(710)
Gross margin before operating expenses	$490	$1	$491
Margin as a percentage of revenue	41.0%	16.7%	40.9%

The following summarizes the components of the changes in base electric revenue and base electric margin for the year ended Dec. 31:

Base Electric Revenue

(Millions of dollars)	2004 vs 2003
Fuel cost recovery	$156
Sales growth (excluding weather impact)	13
Capacity sales	(10)
Estimated impact of weather	(5)
Regulatory accruals and other	(19)
Total base electric revenue increase	$135

Base Electric Margin

(Millions of dollars)	2004 vs 2003
Transmission revenues	$(11)
Sales growth (excluding weather impact)	10
Capacity sales	(10)
Estimated impact of weather	(4)
Regulatory accruals and other	(19)
Total base electric margin decrease	$(34)

Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which are subject to periodic approval by the PUCT.  Intervenor testimony in the regulatory proceedings to consider recovery for the period from January 2002 through December 2003 contested recovery of $49 to $86 million.  SPS cannot predict what financial impact, if any, this proceeding will have on current or future operations.  However, it could be material.

Non-Fuel Operating Expense and Other Costs — The following summarizes the components of the changes in other utility operating and maintenance expense for the year ended Dec. 31:

(Millions of dollars)	2004 vs 2003
Lower compensation costs	$(6.7)
Higher employee benefit costs	5.1
Higher plant outage related costs	3.9
Unfavorable inventory adjustments in 2003	(3.1)
Higher power plant related costs	2.4
Higher legal settlement costs	1.9
Higher customer billing system conversion related call center costs	1.6
Higher costs related to Sarbanes-Oxley and audit fees	0.7
Other	1.1
Total other utility operating and maintenance expense increase	$6.9

Depreciation and amortization expense increased by approximately $4.5 million, or 5.1 percent, for 2004 compared with 2003, primarily due to 2004 plant additions and increased software amortization.

Taxes (other than income taxes) increased by approximately $0.8 million, or 1.8 percent, for 2004 compared with 2003, primarily due to higher franchise taxes.

Other income decreased by $1.6 million, or 34.9 percent, for 2004 compared with 2003, primarily due to a lower allowance for funds used during construction.

Interest charges and financing costs decreased by approximately $1.2 million, or 2.3 percent, for 2004 compared with 2003. The decrease is primarily the result of the 2003 refinancing of the subordinated debt.

Income taxes decreased by approximately $20.1 million in 2004, compared with 2003. The decrease was primarily due to lower income levels.  The effective tax rate was 36.3 percent for the year ended Dec. 31, 2004, compared with 38.4 percent for the same period in 2003. The decrease in the effective tax rate was primarily due to lower income levels and income tax benefits of $2.8 million recorded in 2004 related to successful resolution of audit issues and other adjustments to current and deferred taxes.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity related instruments, including derivatives, are subject to market risk.  These risks, as applicable to SPS, are discussed in further detail below.

Commodity Price Risk — SPS is exposed to commodity price risk in its generation and retail distribution operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric power, coal and fuel oil.  Commodity price risk is also managed through the use of financial derivative instruments.  SPS’ risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of commodity-marketing activities, including the purchase and sale of capacity, energy and energy related instruments. These marketing activities are primarily focused on specific regions where market knowledge and experience have been obtained. SPS’ risk management policy allows management to conduct the marketing activities within approved guidelines and limitations as approved by the company’s risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Certain contracts within the scope of these activities qualify for hedge accounting treatment under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, while others are subject to the fair value requirements of this pronouncement.

SPS did conduct limited commodity trading activities during 2004.  However, the quantity and duration of activity had no material impact on the reported Value-at-Risk.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

SPS may engage in hedges of cash flow exposure.  The fair value of interest rate swaps designated as cash flow hedges is initially recorded in Other Comprehensive Income.  Reclassification of unrealized gains or losses on cash flow hedges of variable rate debt instruments from Other Comprehensive Income into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable rate debt.  The fair value of interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes.  There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

At Dec. 31, 2004 and 2003, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $0.2 million and $0.6 million, respectively.  See Note 9 to the Consolidated Financial Statements for a discussion of SPS’ interest rate swaps.

Credit Risk — In addition to the risks discussed previously, SPS is exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

SPS conducts standard credit reviews for all counterparties. SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Southwestern Public Service Company

We have audited the accompanying consolidated balance sheets of and consolidated statements of capitalization of Southwestern Public Service Company (a New Mexico corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 3, 2005

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended Dec. 31,
	2004	2003	2002
	(Thousands of dollars)
Operating revenues	$1,333,775	$1,201,337	$1,025,178

Operating expenses:
Electric fuel and purchased power	877,273	709,951	554,874
Operating and maintenance expenses	181,812	174,876	161,994
Depreciation and amortization	91,919	87,468	89,087
Taxes (other than income taxes)	47,848	46,999	54,105
Total operating expenses	1,198,852	1,019,294	860,060

Operating income	134,923	182,043	165,118

Other income:
Interest and other income, net of nonoperating expenses (see Note 8)	1,919	1,707	4,339
Allowance for funds used during construction – equity	1,086	2,910	1,686
Total other income	3,005	4,617	6,025

Interest charges and financing costs:
Interest charges — including financing costs of $6,518, $6,987 and $6,138, respectively	53,528	48,304	47,062
Allowance for funds used during construction – debt	(1,736)	(1,450)	(1,014)
Distributions on redeemable preferred securities of subsidiary trust	—	6,172	7,850
Total interest charges and financing costs	51,792	53,026	53,898

Income before income taxes	86,136	133,634	117,245
Income taxes	31,233	51,341	43,363
Net income	$54,903	$82,293	$73,882

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31,
	2004	2003	2002
	(Thousands of dollars)
Operating activities:
Net income	$54,903	$82,293	$73,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,445	95,291	97,595
Deferred income taxes	27,469	13,620	29,885
Amortization of investment tax credits	(250)	(250)	(250)
Allowance for equity funds used during construction	(1,086)	(2,910)	(1,686)
Change in recoverable electric energy costs	(30,614)	(32,987)	(56,322)
Change in accounts receivable	(369)	4,924	(10,559)
Change in unbilled revenues	984	(10,254)	22,925
Change in inventories	(1,020)	2,173	(4,575)
Change in other current assets	(1,511)	(2,211)	9,104
Change in accounts payable	52,753	17,533	9,045
Change in other current liabilities	(40,530)	278	(18,983)
Change in other noncurrent assets	(17,617)	(19,581)	(22,435)
Change in other noncurrent liabilities	20,558	(944)	8,221
Net cash provided by operating activities	164,115	146,975	135,847

Investing activities:
Capital/construction expenditures	(122,879)	(106,138)	(51,723)
Allowance for equity funds used during construction	1,086	2,910	1,686
Other investments	3,751	728	(3,037)
Net cash used in investing activities	(118,042)	(102,500)	(53,074)

Financing activities:
Short-term borrowings — net	36,000	—	—
Proceeds from issuance of long-term debt	—	98,983	—
Repayment of trust preferred securities	—	(100,000)	—
Capital contribution from parent	1,712	2,789	5,793
Dividends paid to parent	(93,649)	(97,078)	(93,365)
Net cash used in financing activities	(55,937)	(95,306)	(87,572)

Net decrease in cash and cash equivalents	(9,864)	(50,831)	(4,799)
Cash and cash equivalents at beginning of year	9,869	60,700	65,499
Cash and cash equivalents at end of year	$5	$9,869	$60,700

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$46,450	$37,688	$37,870
Cash paid for income taxes (net of refunds received)	$29,692	$36,043	$37,112

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2004	Dec. 31, 2003
	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$5	$9,869
Accounts receivable — net of allowance for bad debts: $2,844 and $1,722, respectively	66,445	50,636
Accounts receivable from affiliates	2,273	16,687
Accrued unbilled revenues	62,269	63,253
Recoverable electric energy costs	80,040	49,426
Materials and supplies inventories — at average cost.	14,403	14,405
Fuel inventory — at average cost	2,997	1,975
Derivative instruments valuation-at market	8,381	5,502
Prepayments and other	6,902	8,270
Total current assets	243,715	220,023

Property, plant and equipment, at cost:
Electric utility plant	3,291,086	3,146,315
Construction work in progress	65,848	92,239
Total property, plant and equipment	3,356,934	3,238,554
Less accumulated depreciation	(1,398,497)	(1,314,272)
Net property, plant and equipment	1,958,437	1,924,282

Other assets:
Other investments	9,902	13,654
Regulatory assets	93,067	108,587
Prepaid pension asset	132,757	121,580
Derivative instruments valuation-at market	52,431	50,960
Deferred charges and other	4,819	5,034
Total other assets	292,976	299,815
Total assets	$2,495,128	$2,444,120

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$36,000	$—
Accounts payable	139,311	81,780
Accounts payable to affiliates	14,105	18,893
Taxes accrued	901	25,219
Accrued interest	10,098	10,645
Dividends payable to parent	22,442	23,987
Deferred income taxes	7,878	13,088
Derivative instruments valuation-at market	14,772	29,957
Other	18,109	18,624
Total current liabilities	263,616	222,193

Deferred credits and other liabilities:
Deferred income taxes	438,276	415,039
Deferred investment tax credits	3,716	3,967
Regulatory liabilities	135,881	113,492
Derivative instruments valuation-at market	22,449	26,237
Benefit obligations and other	24,817	23,550
Total deferred credits and other liabilities	625,139	582,285

Long-term debt	825,462	825,147
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Premium on common stock	415,830	414,118
Retained earnings	370,430	407,632
Accumulated comprehensive loss	(5,349)	(7,255)
Total common stockholder’s equity	780,911	814,495
Commitments and contingencies (see Note 11)
Total liabilities and equity	$2,495,128	$2,444,120

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

			Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Common Stock
	Shares	Amount
	(Thousands of dollars, except share information)

Balance at Dec. 31, 2001	100	$—	$405,536	$444,917	$(4,433)	$846,020
Net income				73,882		73,882
Net derivative instrument fair value changes during the period, net of tax of $83					(162)	(162)
Comprehensive income for 2002						73,720
Common dividends declared to parent				(96,823)		(96,823)
Contribution of capital by parent			5,793			5,793
Balance at Dec. 31, 2002	100	$—	$411,329	$421,976	$(4,595)	$828,710

Net income				82,293		82,293
Net derivative instrument fair value changes during the period, net of tax of $1,501					(2,660)	(2,660)
Comprehensive income for 2003						79,633
Common dividends declared to parent				(96,637)		(96,637)
Contribution of capital by parent			2,789			2,789
Balance at Dec. 31, 2003	100	$—	$414,118	$407,632	$(7,255)	$814,495

Net income				54,903		54,903
Net derivative instrument fair value changes during the period, net of tax of $1,017					1,906	1,906
Comprehensive income for 2004						56,809
Common dividends declared to parent				(92,105)		(92,105)
Contribution of capital by parent			1,712			1,712
Balance at Dec. 31, 2004	100	$—	$415,830	$370,430	$(5,349)	$780,911

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	Dec. 31,
	2004	2003
	(Thousands of dollars)

Long-Term Debt
Unsecured Senior A Notes, due March 1, 2009, 6.2%	$100,000	$100,000
Unsecured Senior B Notes, due Nov. 1, 2006, 5.125%	500,000	500,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Pollution control obligations, securing pollution control revenue bonds, due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 2% at Dec. 31, 2004 and 1.25% at Dec. 31, 2003	25,000	25,000
Sept. 1, 2016, 5.75%	57,300	57,300
Unamortized discount	(1,338)	(1,653)
Total SPS long-term debt	$825,462	$825,147

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; Outstanding 100 shares in 2004 and 2003	$—	$—
Capital in excess of par value on common stock	415,830	414,118
Retained earnings	370,430	407,632
Accumulated other comprehensive loss	(5,349)	(7,255)
Total common stockholder’s equity	$780,911	$814,495

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — SPS is principally engaged in the purchase, transmission, distribution and sale of electricity. SPS is subject to the regulatory provisions of the PUHCA and regulation by the FERC and state utility commissions. All of SPS’ accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

Principles of Consolidation — Prior to January 2004, SPS consolidated a subsidiary, for which all significant intercompany transactions and balances were eliminated.

Revenue Recognition — Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meter, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated.

SPS has various rate adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. In addition, SPS presents its revenue, net of any excise or other fiduciary-type taxes or fees. A summary of significant rate adjustment mechanisms follows:

•             SPS’ rates in Texas provide electric fuel and purchased energy cost recovery. In New Mexico, SPS also has a monthly fuel and purchased power cost recovery factor.

•             SPS sells firm power and energy in wholesale markets, which are regulated by the FERC. These rates include monthly wholesale fuel cost recovery mechanisms.

Commodity Trading Operations — All applicable gains and losses related to commodity trading activities, whether or not settled physically, are shown on a net basis in the Consolidated Statements of Income.

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from SPS are apportioned to NSP-Minnesota and PSCo. Commodity trading activities are not associated with energy produced from SPS’ generation assets or energy and capacity purchased to serve native load. Commodity trading results are recorded at fair market value in accordance with SFAS No. 133, as amended. In addition, commodity-trading results include the impacts of any margin-sharing mechanisms, if applicable. For more information, see Note 9 to the Consolidated Financial Statements.

Derivative Financial Instruments — SPS utilizes a variety of derivatives, including interest rate swaps and locks, and physical based commodity contracts to reduce exposure to commodity price and interest rate risks. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps. For more information on SPS’ risk management and derivative activities, see Note 9 to the Consolidated Financial Statements.

Property, Plant, Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Removal costs associated with non-legal obligations are reclassified from accumulated depreciation and reflected as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses. Property, plant and equipment also include costs associated with the engineering design of future generating stations and other property held for future use.

SPS determines the depreciation of its plant by using the straight-line method, which spreads the original cost equally over the plant’s useful life. Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2004, 2003 and 2002 was 2.8 percent, 2.7 percent and 2.8 percent, respectively.

Allowance for Funds Used During Construction (AFDC) — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income and deductions (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in SPS’ rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded when it is probable SPS is liable for the costs and the liability can be reasonably estimated. Costs may be deferred as a regulatory asset based on an expectation that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as pollution-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If several designated responsible parties exist, costs are estimated and recorded only for the utility subsidiary share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which has the latitude to compensate for final remediation costs.   Removal costs recovered in rates are classified as a regulatory liability.

Legal Costs – Litigation settlements are recorded when it is probably SPS is liable for the costs and the liability can be reasonably estimated.  Legal accruals are recorded net of insurance recovery.  Legal costs related to settlements are not accrued, but expensed as incurred.

Income Taxes — Xcel Energy and its utility subsidiaries, including SPS, file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss. In accordance with the PUHCA requirements, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company in the consolidated federal or combined state returns. SPS defers income taxes for all temporary differences between the book and tax bases of assets and liabilities. The tax rates used are those that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse.

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, the reversal of some temporary differences was accounted for as current income tax expense. Investment tax credits are deferred and their benefits spread over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12 to the Consolidated Financial Statements. For more information on income taxes, see Note 6 to the Consolidated Financial Statements.

Use of Estimates — In recording transactions and balances resulting from business operations, SPS uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information is obtained or actual amounts are determinable. Those revisions can affect operating results. Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

Cash and Cash Equivalents — SPS considers investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Those instruments are primarily commercial paper and money market funds.

Inventory — All inventories are recorded at average cost.

Regulatory Accounting — SPS accounts for certain income and expense items in accordance with SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation.” Under SFAS No. 71:

•             certain costs, which would otherwise be charged to expense, are deferred as regulatory assets based on the expected ability to recover them in future rates; and

•             certain credits, which would otherwise be reflected as income, are deferred as regulatory liabilities based on the expectation they will be returned to customers in future rates.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment.

If restructuring or other changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment, and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on SPS’ results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities at Note 12 to the Consolidated Financial Statements.

Deferred Financing Costs — Other assets include deferred financing costs, which were amortized over the remaining maturity periods of the related debt.  SPS’ deferred financing costs, net of amortization at Dec. 31, 2004, 2003 and 2002 were $4.7 million, $5.5 million and $8.4 million, respectively.

Reclassifications — Certain items in the 2002 and 2003 statements of income have been reclassified to conform to 2004 presentation. These reclassifications had no effect on net income.

2. Short-Term Borrowings

Credit Facilities — At Dec. 31, 2004, SPS had the following revolving credit facility in effect, in millions of dollars.  A syndicate of lending banks supports the credit facility in exchange for a negotiated commitment fee.

Maturity	Term	Credit Line	Credit Line Available
February 2005	364 days	$125	$88

Subsequent to Dec. 31, 2004, SPS arranged for the extension of the maturity date of its credit facility to May 2005.  SPS’ credit facility is expected to be renewed as a five-year revolving credit facility prior to May 2005 for which borrowings will be classified as a long-term liability on the consolidated balance sheet.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit, and, depending on credit ratings, provide support for commercial paper borrowings. The borrowing rates under the line of credit are based on either the bank’s prime rate or the applicable London Interbank Offered Rate (LIBOR) plus a borrowing margin.

At Dec. 31, 2004, SPS had $36 million in notes payable to banks, which was drawn on this credit facility, at a weighted average interest rate of 5.25 percent.  Also, $0.9 million of letters of credit were outstanding at Dec. 31, 2004, as discussed in Note 10 to the Consolidated Financial Statements, of which approximately $0.6 million were outstanding under the credit facility, which further reduced amounts available under the line.

Money Pool - In 2003, Xcel Energy established a money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals.  SPS received approval to participate in the money pool arrangement in 2004.  The money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  SPS has approval to borrow up to $100 million under the arrangement.  SPS had no borrowings or loans outstanding under the arrangement at Dec. 31, 2004.

3. Long-Term Debt

Certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

Maturities of long-term debt are listed in the following table, in millions of dollars:

2005	$—
2006	500
2007	—
2008	—
2009	100

SPS has no sinking fund requirements.

4. Preferred Stock

SPS has authorized the issue of the following preferred shares.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding

10,000,000	$1.00	None

5. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

Southwestern Public Service Capital I, a wholly owned, special-purpose subsidiary trust of SPS, had $100 million of 7.85-percent trust preferred securities issued and outstanding that were originally scheduled to mature in 2036.  The securities were redeemable at the option of SPS, at 100 percent of the principal amount plus accrued interest. On Oct. 15, 2003, SPS redeemed the $100 million of trust preferred securities. A certificate of cancellation was filed to dissolve SPS Capital I on Jan. 5, 2004.

Distributions paid to preferred security holders are reflected as a financing cost in the accompanying Consolidated Statements of Income along with interest expense.

6. Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference at Dec. 31 are:

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	1.3%	1.2%	(0.3)%
Tax credits recognized	(0.3)%	(0.2)%	(0.2)%
Regulatory differences — utility plant items	3.5%	1.7%	1.9%
Resolution of income tax audits	(3.2)%	—	—
Other — net	—	0.7%	0.6%
Effective income tax rate excluding extraordinary items	36.3%	38.4%	37.0%

Income taxes comprise the following expense (benefit) items:

	2004	2003	2002
	(Thousands of dollars)
Current federal tax expense	$4,381	$36,272	$15,913
Current state tax expense (benefit)	(367)	1,700	(2,185)
Deferred federal tax expense	25,829	13,005	28,298
Deferred state tax expense	1,640	614	1,587
Deferred investment tax credits	(250)	(250)	(250)
Total income tax expense	$31,233	$51,341	$43,363

The components of deferred income tax were:

	2004	2003
	(Thousands of dollars)
Deferred tax expense excluding items below	$18,027	$15,294
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	11,484	(3,176)
Tax expense allocated to other comprehensive income and other	(2,042)	1,502
Deferred tax expense	$27,469	$13,620

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

	2004	2003
	(Thousands of dollars)
Deferred tax liabilities:
Differences between book and tax bases of property	$387,524	$367,323
Employee benefits	38,200	26,934
Regulatory assets	16,780	34,509
Other	19,504	6,384
Total deferred tax liabilities	$462,008	$435,150

Deferred tax assets:
Deferred investment tax credits	$1,338	$1,428
Regulatory liabilities	757	794
Other	13,759	4,801
Total deferred tax assets	$15,854	$7,023
Net deferred tax liability	$446,154	$428,127

7. Benefit Plans and Other Postretirement Benefits

Xcel Energy offers various benefit plans to its benefit employees, including those of SPS. Approximately 51 percent of benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2004, SPS had 739 bargaining employees covered under a collective-bargaining agreement, which expires in October 2005.

Pension Benefits

Xcel Energy has several noncontributory, defined benefit pension plans that cover almost all employees, including those of SPS.  Benefits are based on a combination of years of service, the employee’s average pay and Social Security benefits.

Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities.  In 2004, Xcel Energy completed a review of its pension plan asset allocation and adopted revised asset allocation targets.  The target range for our pension asset allocation is 60 percent in equity investments, 20 percent in fixed income investments, no cash investments and 20 percent in nontraditional investments, such as real estate, timber ventures, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2004	2003

Equity securities	69%	75%
Debt securities	19	14
Real estate	4	3
Cash	1	—
Nontraditional investments	7	8
	100%	100%

During 2003, Xcel Energy entered into a number of hedging arrangements within the pension trust designed to provide protection from a loss of asset value in the event of a broad decline in equity prices. These arrangements were closed out in December 2004.

Xcel Energy bases its investment return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 12.8 percent, which is greater than the current assumption level. The pension cost determinations assume the continued current mix of investment types over the long-term. The Xcel Energy portfolio is heavily weighted toward equity securities, includes nontraditional investments that can provide a higher-than-average return. As is the experience in recent years, a higher weighting in equity investments can increase the volatility in the return levels actually achieved by pension assets in any year. Investment returns in 2002 were below the assumed level of 9.5 percent, but in 2003 investment returns exceeded the assumed level of 9.25 percent and in 2004 investment returns exceeded the assumed level of 9.0 percent. Xcel Energy continually reviews its pension assumptions. For 2005, Xcel Energy has changed the investment return assumption to 8.75 percent to reflect its current expectations of investment returns.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of dollars)	2004	2003

Accumulated Benefit Obligation at Dec. 31	$2,575,317	$2,512,138

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,632,491	$2,505,576
Service cost	58,150	67,449
Interest cost	165,361	170,731
Plan amendments	—	85,937
Actuarial loss	133,552	82,197
Settlements	(27,627)	(9,546)
Curtailment gain	—	(26,407)
Benefit payments	(229,664)	(243,446)
Obligation at Dec. 31	$2,732,263	$2,632,491

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,024,661	$2,639,963
Actual return on plan assets	284,600	605,978
Employer contributions	10,046	31,712
Settlements	(27,627)	(9,546)
Benefit payments	(229,664)	(243,446)
Fair value of plan assets at Dec. 31	$3,062,016	$3,024,661

Funded Status of Plans at Dec. 31
Net asset	$329,753	$392,170
Unrecognized transition asset	—	(7)
Unrecognized prior service cost	244,437	273,725
Unrecognized loss	176,957	9,710
Xcel Energy net pension amounts recognized on balance sheet	$751,147	$675,598

SPS prepaid pension asset recorded	$132,757	$121,580

Measurement Date	Dec. 31, 2004	Dec. 31, 2003

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	6.25%
Expected average long-term increase in compensation level	3.50%	3.50%

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other pertinent calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2002 through 2004 for Xcel Energy’s pension plans and are not expected to require cash funding in 2005.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of dollars)	2004	2003	2002

Service cost	$58,150	$67,449	$65,649
Interest cost	165,361	170,731	172,377
Expected return on plan assets	(302,958)	(322,011)	(339,932)
Curtailment gain	—	(17,363)	—
Settlement gain	(926)	(1,135)	—
Amortization of transition asset	(7)	(1,996)	(7,314)
Amortization of prior service cost	30,009	28,230	22,663
Amortization of net gain	(15,207)	(44,825)	(69,264)
Net periodic pension cost (credit) under SFAS No. 87	$(65,578)	$(120,920)	$(155,821)

SPS
Net periodic pension credit	$(11,177)	$(16,536)	$(22,235)

Significant Assumptions Used to Measure Costs
Discount rate	6.25%	6.75%	7.25%
Expected average long-term increase in compensation level	3.50%	4.00%	4.50%
Expected average long-term rate of return on assets	9.00%	9.25%	9.50%

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2005 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

Xcel Energy and its operating utilities also maintain noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of their operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. The contributions for SPS were approximately $1.1 million in 2004, $1.4 million in 2003 and $1.9 million in 2002.

Postretirement Health Care Benefits

Xcel Energy has a contributory health and welfare benefit plan that provides health care and death benefits to most Xcel Energy retirees. Employees of the former NCE who retired in 2002 continue to receive employer-subsidized health care benefits.

In conjunction with the 1993 adoption of SFAS No. 106 – “Employers’ Accounting for Postretirement Benefits Other Than Pension,” Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

Regulatory agencies for nearly all of Xcel Energy’s retail and wholesale utility customers have allowed rate recovery of accrued benefit costs under SFAS No. 106.

Plan Assets — Certain state agencies that regulate Xcel Energy’s utility subsidiaries also have issued guidelines related to the funding of SFAS No. 106 costs. SPS is required to fund SFAS No. 106 costs for Texas and New Mexico jurisdictional amounts collected in rates.  In 2004, the investment strategy for the union asset fund was changed to increase the exposure to equity funds. Also, a portion of the assets contributed on behalf of non-bargaining retirees has been funded into a sub-account of the Xcel Energy pension plans. These assets are invested in a manner consistent with the investment strategy for the pension plan.

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2004	2003

Fixed income/debt securities	21%	2%
Equity mutual fund securities	54	14
Cash equivalents	25	84
	100%	100%

Xcel Energy bases its investment return assumption for the postretirement health care fund assets on expected long-term performance for each of the investment types included in its postretirement health care asset portfolio. Given the fairly short time period in which funding has been required, Xcel Energy does not consider the actual historical returns achieved by its postretirement health care fund asset portfolio to be significant in establishing long-term return assumptions. Instead, Xcel Energy considers the long-term return levels projected and recommended by investment experts, weighted for the target mix of asset categories in our portfolio and does not consider investment return volatility to be a material factor in postretirement health care costs.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of dollars)	2004	2003

Change in Benefit Obligation
Obligation at Jan. 1	$775,230	$767,975
Service cost	6,100	5,893
Interest cost	52,604	52,426
Acquisitions/(divestitures)	—	(31,584)
Plan amendments	(1,600)	(33,304)
Plan participants’ contributions	9,532	16,577
Actuarial loss	148,341	122,864
Curtailments	—	(249)
Benefit payments	(61,082)	(60,754)
Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003	—	(64,614)
Obligation at Dec. 31	$929,125	$775,230

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$285,861	$250,983
Actual return on plan assets	21,950	11,045
Plan participants’ contributions	9,532	16,577
Employer contributions	62,406	68,010
Benefit payments	(61,082)	(60,754)
Fair value of plan assets at Dec. 31	$318,667	$285,861

Funded Status at Dec. 31
Net obligation	$610,458	$489,369
Unrecognized transition asset (obligation)	(117,600)	(133,778)
Unrecognized prior service cost	17,914	20,093
Unrecognized gain (loss)	(383,026)	(255,174)
Accrued benefit liability recorded	$127,746	$120,510

SPS accrued benefit liability recorded	$11,655	$10,641

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	6.25%

Effective Dec. 31, 2004, Xcel Energy raised its initial medical trend assumption from 6.5 percent to 9.0 percent and lowered the ultimate trend assumption from 5.5 percent to 5.0 percent.  The period until the ultimate rate is reached was also increased from two years to six years.  This trend assumption was used to value the actuarial benefit obligations at year-end 2004, and will be used in 2005 retiree medical cost determinations.  Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

(Millions of dollars)

1-percent increase in APBO components at Dec. 31, 2004	$8.8
1-percent decrease in APBO components at Dec. 31, 2004	(7.3)
1-percent increase in service and interest components of the net periodic cost	0.7
1-percent decrease in service and interest components of the net periodic cost	(0.6)

The employer subsidy for retiree medical coverage was eliminated for former New Century Energies, Inc. non-bargaining employees who retire after July 1, 2003. Curtailment and settlement gains resulted from activities of some of Xcel Energy’s nonregulated subsidiaries.

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $73 million during 2005.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of dollars)	2004	2003	2002

Service cost	$6,100	$5,893	$5,967
Interest cost	52,604	52,426	48,304
Expected return on plan assets	(23,066)	(22,185)	(21,011)
Curtailment (gain) loss	—	(2,128)	—
Settlement (gain) loss	—	(916)	—
Amortization of transition obligation	14,578	15,426	16,771
Amortization of prior service cost (credit)	(2,179)	(1,533)	(1,130)
Amortization of net loss (gain)	21,651	15,409	5,380
Net periodic postretirement benefit cost (credit) under SFAS No. 106	69,688	62,392	54,281

SPS
Net periodic postretirement benefit cost recognized – SFAS No. 106	5,798	6,175	5,542
Additional cost recognized due to effects of regulation	—	—	153
Net cost recognized for financial reporting	$5,798	$6,175	$5,695

Significant assumptions used to measure costs (income)
Discount rate	6.25%	6.75%	7.25%
Expected average long-term rate of return on assets (before tax)	5.5%-8.5%	8.0%-9.0%	9.0%

Impact of 2003 Medicare Legislation — On Dec. 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. This new coverage is generally effective Jan. 1, 2006. Many of Xcel Energy’s retiree medical programs provide prescription drug coverage for retirees over age 65 with coverage at least equivalent to the benefit to be provided under Medicare. While retirees remain in Xcel Energy’s postretirement health care plan without participating in the new Medicare prescription drug coverage, Medicare will share the cost of Xcel Energy’s plan. This legislation has therefore reduced Xcel Energy’s share of the obligation for future retiree medical benefits.

As of Dec. 31, 2003, Xcel Energy had reduced the postretirement health care benefit obligation by $64.6 million due to the expected sharing of the cost of the program by Medicare under the new legislation.  Also, beginning in 2004, the annual net periodic postretirement benefit cost was reduced by approximately $10 million as a result of the expected sharing of the cost of the program by Medicare, with similar savings expected in subsequent years.  These estimated reductions do not reflect any changes that may result in future levels of participation in the plan or the associated per capita claims cost due to the availability of prescription drug coverage for Medicare-eligible retirees. Also, in reflecting this legislation, Medicare cost sharing for a plan has been assumed only if Xcel Energy’s projected contribution to the plan is expected to be at least equal to the Medicare Part D basic benefit.

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2005	$199,117	$59,642	$—	$59,642
2006	211,830	61,652	4,297	57,355
2007	217,582	63,640	4,591	59,049
2008	225,050	65,393	4,821	60,572
2009	231,704	67,036	5,008	62,028
2010-2014	1,202,161	352,308	27,192	325,116

8. Detail of Interest and Other Income, net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 comprises the following:

(Thousands of dollars)	2004	2003	2002

Interest income	$1,886	$2,095	$2,498
Other nonoperating income	437	—	1,747
Gain (Loss) on disposal of assets	(45)	(149)	238
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(359)	(185)	(133)
Other nonoperating expense	—	(54)	(11)
Total interest and other income, net of nonoperating expenses	$1,919	$1,707	$4,339

9. Derivative Instruments

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  SPS utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance our operations.  The use of these derivative instruments is discussed in further detail below.

Utility Commodity Price Risk — SPS is exposed to commodity price risk in its generation and retail distribution operations. Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric power, coal and fuel oil. Commodity risk also is managed through the use of financial derivative instruments.  SPS utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of its retail customers even though regulatory jurisdiction may provide for a dollar-for-dollar recovery of actual costs. In these instances, the use of derivative instruments is done consistently with the local jurisdictional cost recovery mechanism.  SPS' risk management policy allows it to manage market price risk within each rate-regulated operation to the extent such exposure exists.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of marketing and commodity trading activities, including the purchase and sale of electric capacity and energy and other energy related instruments.  These activities are primarily focused on specific regions where market knowledge and experience have been obtained.  SPS’ risk management policy allows management to conduct the marketing activity within approved guideline and limitations as approved by our risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

Types of and Accounting for Derivative Instruments

SPS uses a number of different derivative instruments in connection with its interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, as amended, are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings.  This includes certain instruments used to mitigate market risk for SPS and all instruments related to the commodity trading operations.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

SFAS No. 133, as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  SPS formally documents hedging relationships, including, among other things, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction.  SPS also formally assesses, both at inception and on an ongoing basis, if required, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Hedge effectiveness is recorded based on the nature of the item being hedged.  Hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and hedging transactions for interest rate swaps and lock agreements are recorded as a component of interest expense.  SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

Cash Flow Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a cash flow hedge is recognized in Other Comprehensive Income, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings.

Interest Rate Cash Flow Hedges — SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations.  These derivative instruments are designated as cash flow hedges for accounting purposes.

As of Dec. 31, 2004, SPS had net losses of approximately $0.7 million accumulated in Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

SPS also enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

As of Dec. 31, 2004, SPS had an immaterial amount accumulated in Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

SPS had no ineffectiveness related to interest rate cash flow hedges during the years ended Dec. 31, 2004 and 2003, respectively.

Financial Impacts of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on SPS’ Other Comprehensive Income, included in the Consolidated Statements of Stockholder’s Equity, are detailed in the following table:

(Millions of dollars)

Accumulated other comprehensive loss related hedges at Dec. 31, 2001	$(4.4)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.3
After-tax net realized gains on derivative transactions reclassified into earnings	(0.5)
Accumulated other comprehensive loss related to hedges at Dec. 31, 2002	$(4.6)

After-tax net unrealized losses related to derivatives accounted for as hedges	(3.1)
After-tax net realized losses on derivative transactions reclassified into earnings	0.5
Accumulated other comprehensive loss related to hedges at Dec. 31, 2003	$(7.2)

After-tax net unrealized gains related to derivatives accounted for as hedges	1.1
After-tax net realized losses on derivative transactions reclassified into earnings	0.8
Accumulated other comprehensive income (loss) related to hedges at Dec. 31, 2004	$(5.3)

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged.  That is, fair value hedge accounting allows the gains or losses of a derivative instrument to offset, in the same period, the gains and losses of the hedged item.  The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings.

At Dec. 31, 2004, SPS had no fair value hedges.

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of various commodities for use in its business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133, as amended, as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold.  An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

Contracts that meet the requirements of normal are documented and exempted from the accounting and reporting requirements of SFAS No. 133.  In June 2003, C20 clarified the terms clearly and closely related to normal purchases and sales contracts, as included in SFAS No. 133, as amended.  SPS’ implementation of C20 in 2003 had no impact on earnings.

SPS evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133.  None of the contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under GAAP.

On Dec. 31, 2004 and 2003, SPS had interest rate swaps outstanding with a fair value that was a liability of approximately $6.7 million and $9.5 million, respectively.

10. Financial Instruments

The estimated Dec. 31 fair values of SPS’ recorded financial instruments are as follows:

(Thousands of dollars)	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term investments	5,396	5,286	7,675	8,446
Long-term debt, including current portion	825,462	843,140	825,147	865,033

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates. The fair value of SPS' long-term investments are estimated based on quoted market prices for those or similar investments. The fair value of SPS' long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2004 and 2003. These fair value estimates have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and current estimates of fair values may differ significantly.

Letters of Credit

SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec.

31, 2004, there was $0.9 million of letters of credit outstanding. The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

11. Commitments and Contingent Liabilities

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. The leases are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $3.1 million, $3.5 million and $4.6 million for 2004, 2003 and 2002, respectively.

Expected operating lease expenses are:

2005	2006	2007	2008	2009
(Millions of dollars)
$3.3	$3.4	$3.4	$3.4	$3.4

Fuel Contracts — SPS has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2005 and 2017. In addition, SPS is required to pay additional amounts depending on actual quantities shipped under these agreements. The potential risk of loss for SPS, in the form of increased costs, from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of most fuel costs.

The estimated minimum purchase for SPS under these contracts as of Dec. 31, 2004, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
(Millions of dollars)

$1,520	$41	$5

Purchased Power Agreements — SPS has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. SPS has various pay-for-performance contracts with expiration dates through the year 2024. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts. Certain contractual payment obligations are adjusted based on indexes.  However, the effect of these price adjustments are mitigated through cost-of-energy adjustment mechanisms.

At Dec. 31, 2004, the estimated future payments for capacity that SPS is obligated to purchase, subject to availability, are as follows (Thousands of dollars):

2005	$24,264
2006	24,227
2007	23,076
2008	21,807
2009	22,185
2010 and thereafter	290,727
Total	$406,286

Plant Removal Costs - SPS records a regulatory liability for plant removal costs for generation, transmission and distribution facilities.  The recording of the obligation has no income statement impact due to the deferral of adjustments, through the establishment of a regulatory asset pursuant to SFAS No. 71.  Generally, the accrual of future non-legal removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Removal costs as of Dec. 31, 2004 and 2003 are $104 million and $102 million, respectively.

Environmental Contingencies

SPS is subject to regulations covering air and water quality, the storage of natural gas and the storage and disposal of hazardous or toxic wastes. We continuously assess our compliance. Regulations, interpretations and enforcement policies can change, which may impact the cost of building and operating our facilities.

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At Dec. 31, 2004, SPS was a party to third party and other sites, such as landfills, to which we are alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

SPS records a liability when it has enough information to develop an estimate of the cost of remediating a site and revise the estimate as information is received.  The estimated remediation cost may vary materially.

To estimate the cost to remediate these sites, SPS may have to make assumptions where facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known, but at Dec. 31, 2004, SPS estimated its liability for the cost of remediating sites was $0.2 million, of which $0.1 million was considered to be a current liability.

Some of the cost of remediation may be recovered from:

•                       insurance coverage;

•                       other parties that have contributed to the contamination; and

•                       customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  SPS has recorded estimates of its share of future costs for these sites.

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. Since we intend to operate most of these facilities indefinitely, we cannot estimate the amount or timing of payments for its final removal. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Polychlorinated Biphenyl (PCB) Storage and Disposal — In August 2004, SPS received notice from the EPA contending SPS violated PCB storage and disposal regulations with respect to storage of a drained transformer and related solids. The EPA contends the fine for the alleged violation is approximately $1.2 million.  SPS is contesting the fine and is in discussions with the EPA.

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations. SPS is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit contending, among other reasons, that the lawsuit should be dismissed because it is an attempt to usurp the policy-setting role of the U.S Congress and the president.  The ultimate financial impact of these lawsuits, if any, is not determinable at this time.

The issue of global climate change is receiving increased attention.  Debate continues in the scientific community concerning the extent to which the earth’s climate is warming, the causes of climate variations that have been observed, and the ultimate impacts that might result from a changing climate.  There also is considerable debate regarding public policy for the approach that the United States should follow to address the issue.  The United Nations-sponsored Kyoto Protocol, which establishes greenhouse gas reduction targets for developed nations, entered into force on Feb. 16, 2005.  President Bush has declared that the United States will not ratify the protocol and is opposed to legislative mandates, preferring a program based on voluntary efforts and research on new technologies.  SPS is closely monitoring the issue from both scientific and policy perspectives.  While it is not possible to know the eventual outcome, SPS believes the issue merits close attention and is taking actions it believes are prudent to be best positioned for a variety of possible future outcomes.  Xcel Energy, including SPS, is participating in a voluntary carbon management program and has established goals to reduce its volume of carbon dioxide emissions by 12 million tons by 2009 and to reduce carbon intensity by 7 percent by 2012.  SPS also is involved in other projects to improve available methods for managing carbon.

Lamb County Electric Cooperative - On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS alleging that SPS was unlawfully providing service to oil field customers in LCEC’s certificated area.  On May 23, 2003, the PUCT issued an order denying LCEC’s petition based on its determination that SPS was granted a certificate in 1976 to serve the disputed customers.  LCEC appealed the decision to the District Court in Travis County, Texas and on Aug. 12, 2004, the District Court affirmed the decision of the PUCT.  On Sept. 9, 2004, LCEC appealed the District Court’s decision to the Court of Appeals for the Third Supreme Judicial District of the state of Texas, which appeal is currently pending.  Briefs have been filed with the Court of Appeals and oral arguments are scheduled for March 23, 2005.

On October 18, 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts as alleged in its petition for a cease and desist order at the PUCT. This suit has been dormant since it was filed, awaiting a final determination at the PUCT of the legality of SPS providing electric service to the disputed customers. The PUCT order of May 23, 2003, found that SPS was legally serving the disputed customers thus collaterally determining the issue of liability contrary to LCEC’s position in the suit. An adverse ruling on the appeal of the May 23, 2003 PUCT order could result in a re-determination of the legality of SPS’ service to the disputed customers.

Other Contingencies

Texas Retail Fuel Cost Recovery — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor. In May 2004, SPS filed with the PUCT its periodic request for fuel and purchased power cost recovery for electric generation and fuel management activities for the period from January 2002 through December 2003. SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period. Intervenor and PUCT staff testimony was filed in October 2004 and hearings were held in December 2004. Intervenor testimony contained objections to SPS' methodology for assigning average fuel costs to wholesale sales, among other things. Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors. SPS has recorded its best estimate of any potential liability related to the impact of this proceeding. In January 2005, SPS filed its post-hearing briefs disputing the intervenor objections. Reply briefs were filed on Feb. 15, 2005, the administrative law judge is expected to issue his recommended proposal for decision by the end of April 2005, and PUCT action is expected by the end of May 2005. SPS is pursuing a settlement agreement with the parties involved.

NMPRC Billing Practices Investigation — In 2003, the NMPRC opened an investigation of SPS’s billing practices as a result of certain customers receiving estimated billings for an extended period of time.  The NMPRC ordered SPS to implement temporary billing measures for customers whose billings were estimated, which was completed in 2003. On Sept. 28, 2004, the hearing examiner issued a recommended decision.  It stated that SPS is now in compliance with the required meter reading and estimated billing practices.  It would require SPS to file semi-annual compliance reports regarding meter reading and estimated billing activities.  The hearing examiner also recommended a penalty of $50,000, proposed by the NMPRC staff, be suspended subject to SPS’s continued compliance with meter reading and estimated billing rules.  The reporting period and suspended penalty will terminate after three years of the date of the NMPRC’s issuance of a final order in this case, or the date of the NMPRC’s issuance of a final order in SPS’s next general rate case, whichever occurs first.  On Oct. 12, 2004, the NMPRC adopted the hearing examiner’s recommended decision.

12. Regulatory Assets and Liabilities

SPS’ financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Consolidated Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting. The components of unamortized regulatory assets and liabilities on the balance sheets of SPS are:

(Thousands of dollars)	See note	Remaining amortization period	2004	2003

Regulatory Assets:
AFDC recorded in plant (b)		Plant lives	$26,810	$27,719
Deferred income tax adjustments	1	Typically plant lives	16,241	26,942
Losses on reacquired debt	1	Term of related debt	21,718	26,395
Conservation programs (b)		Four to ten years	20,068	17,606
New Mexico restructuring costs		To be determined (PUC mandate must be recovered by 2009)	5,147	5,147
Texas restructuring costs		Four and nineteen years	3,083	4,778
Total regulatory assets			$93,067	$108,587

Regulatory Liabilities:
Plant removal costs	11		$103,589	$101,538
Purchase power contract valuation adjustments (a)	9		30,197	9,732
Investment tax credit deferrals			2,095	2,222
Total regulatory liabilities			$135,881	$113,492

(a)       Regulatory liabilities created by the implementation of C20. See Note 9.

(b)      Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

13.  Segment and Related Information

SPS has only one reportable segment.  SPS operates in the Regulated Electric Utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $1,333.8 million, $1,201.3 million and $1,025.2 million for the years ended Dec. 31, 2004, 2003 and 2002, respectively.

14. Related Party Transactions

In 2003, Xcel Energy established a money pool arrangement with the utility subsidiaries, subject to receipt of required state regulatory approvals.  SPS received approval to participate in the money pool arrangement in 2004.  The money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  SPS has approval to borrow up to $100 million under the arrangement.  SPS had no borrowings or loans outstanding under the arrangement at Dec. 31, 2004.

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including SPS. The services are provided and billed to each subsidiary in accordance with Service Agreements approved by the SEC and executed by each subsidiary. Costs are charged directly to the subsidiary which uses the service whenever possible, and are allocated using an SEC approved method if they cannot be directly assigned.

Utility Engineering Corp., an additional Xcel Energy subsidiary, provided construction services to SPS, for which it was paid $14.6 million in 2004, $15.9 million in 2003 and $13.5 million in 2002.

SPS purchases electricity from Borger Energy Associates, which is partially owned by one of Xcel Energy’s subsidiaries.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of dollars)	2004	2003	2002

Operating expenses:
Purchased power	$72,770	$79,736	$69,901
Other operations – paid to Xcel Energy Services Inc.	94,077	86,812	68,045
Interest expense	148	171	147

Accounts receivable and payable with affiliates at Dec. 31 was:

	2004		2003
(Thousands of dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable

NSP-Minnesota	$1,587	$—	$4,297	$—
NSP-Wisconsin	—	7	36	—
PSCo	1	334	10,948	—
Other subsidiaries of Xcel Energy Inc.	685	13,764	1,406	18,893
	$2,273	$14,105	$16,687	$18,893

15. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004(a)
	(Thousands of dollars)

Revenue	$306,557	$347,599	$390,077	$289,542
Operating income/(loss)	35,993	43,739	59,053	(3,862)
Net income/(loss)	14,796	20,073	28,754	(8,720)

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Thousands of dollars)

Revenue	$244,597	$284,342	$380,463	$291,935
Operating income	28,323	42,386	72,964	38,370
Net income	10,091	18,897	38,124	15,181

(a)           Fourth-quarter results were decreased by an accrual recorded to reflect SPS' best estimate of any potential liability for the impact of its retail fuel cost recovery proceeding in Texas.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2003 and 2004, and through the date of this report, there were no disagreements with the independent public accountants for SPS on accounting principles or practices, financial disclosures or audit scope or procedures.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS' most recent fiscal quarter that has materially affected, or is reasonably likely to affect, SPS’ internal control over financial reporting.

Item 9B — Other Information

None

PART III

Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for SPS in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10 — Directors and Executive Officers of the Registrant

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Item 13 — Certain Relationships and Related Transactions

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2005 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2004, 2003 and 2002.
Consolidated Statements of Income — For the three years ended Dec. 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2004, 2003 and 2002.
Consolidated Balance Sheets — As of Dec. 31, 2004 and 2003.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2004, 2003 and 2002.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

2.01*	Agreement and Plan of Reorganization dated Aug 22. 1995 (Exhibit 2 to Form 8-K (file no. 001-03789) dated Aug. 22, 1995).
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit B to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit C to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
4.04*

Third Supplemental Indenture dated Oct. 1, 2003 to the indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and JPMorgan Chase Bank as successor Trustee, creating $100 million principal amount of Series C and Series D Notes, 6 percent due 2033 (Exhibit 4.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.05*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).
4.06*	Credit Agreement between Southwestern Public Service Co., Bank One NA, Wells Fargo Bank NA, Bank of

Montreal and The Bank of New York dated Feb. 17, 2004 (Exhibit 4.107 to Xcel Energy Form 10-K (file no. 001-03034) dated Mar. 31, 2004).
4.07*	Registration Rights Agreement dated Oct. 6, 2003 among Southwestern Public Service Co., Citigroup Global Markets Inc. and Credit Suisse First Boston LLC.
10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Xcel Energy Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit B to Xcel Energy Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.03*+

Employment Agreement dated March 24, 1999, among Northern States Power Co. (a Minnesota corporation), New Century Energies, Inc. and Wayne H. Brunetti (Exhibit 10(b) to New Century Energies, Inc. Form 10-Q, (file no. 001-12927) dated March 31, 1998).

10.04*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to NSP-Minnesota Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).
10.05*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy As Amended and Restated Effective Oct. 1, 1997. (Exhibit 10.15 to NSP-Minnesota Form 10-K (file no. 001-03034) for the year 1997).
10.06*+

Senior Executive Severance Policy, effective March 24, 1999, between New Century Energies, Inc. and Senior Executives (Exhibit 10(a)(2) to New Century Energies, Inc. Form 10-Q, (File no. 001-12927) dated March 31, 1999).

10.07*+	New Century Energies Omnibus Incentive Plan (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998).
10.08*+	Directors’ Voluntary Deferral Plan (Exhibit 10(d) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.09*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.10*+	Salary Deferral and Supplemental Savings Plan for Executive Officers (Exhibit 10(f) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.11*+	Salary Deferral and Supplemental Savings Plan for Key Managers (Exhibit 10(g) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.12*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (File no. 001-3280) dated Dec. 31, 1991).
10.13*+	Form of Key Executive Severance Agreement, as amended on Aug. 22, and Nov. 27, 1995. (Exhibit 10(e)(4) to PSCo Form 10-K (File no. 001-3280) dated Dec. 31, 1995).
10.14*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (File no. 001-03789) dated Aug. 31, 1996).
10.15*+	Xcel Energy Senior Executive Severance and Change-in Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).
10.16*+	Stock Equivalent Plan for Non-employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Xcel Energy Form DEF-14A (file no. 001-03034) dated Apr. 9, 2004).
10.17*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.18*+	Xcel Energy Inc. Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.19*+	Xcel Energy 401(k) Savings Plan, amended and restated as of Jan. 1, 2002 (Exhibit 10.19 to SPS Form S-4 (file no. 333-112032) dated Jan. 21, 2004).
10.20*+

New Century Energies, Inc. Employee Investment Plan for Bargaining Unit Employees and Former Non-bargaining Unit Employees, as amended and restated effective Jan. 1, 2002 but with certain retroactive amendments (Exhibit 10.20 to SPS Form S-4 (file no 333-112032) dated Jan. 21, 2004).

10.21*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Xcel Energy Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.22*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Xcel Energy Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.23*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Xcel Energy Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.24*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Xcel Energy Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.25*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended (Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.26*+	Compensation and reimbursement practices for Xcel Energy non-employee directors (Exhibit 10.26 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.27*+	Xcel Energy executive officer salaries, annual bonus targets and long-term compensation awards for 2005 (Exhibit 10.27 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.28*+	Amended Schedule of Participants for Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.28 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.29*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.29 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.30*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.30 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.31*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.31 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).
10.32*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.32 to Xcel Energy Form 10-K (file no. 001-03034) dated March 3, 2005).

10.33*	Coal Supply Agreement (Harrington Station) between Southwestern Public Service Co. and TUCO, dated May 1, 1979 (Form 8-K (file no. 001-03789), May 14, 1979 — Exhibit 3).
10.34*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, (file no. 001-03789) May 14, 1979 — Exhibit 5(A)).
10.35*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, (file no. 3789) May 14, 1979 — Exhibit 5(B)).
10.36*

Coal Supply Agreement (Tolk Station) between Southwestern Public Service Co. and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(b)).

10.37*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(c)).
10.38*	Power Purchase Agreement dated May 23, 1997 between Borger Energy Associates, L.P, and Southwestern Public Service Co.
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended Dec. 31, 2004, 2003 and 2002

		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts	Deductions from reserves(1)	Balance at end of period
	(Thousands of dollars)

Reserve deducted from related assets:
Provision for uncollectible accounts:
2004	$1,722	$2,946	$983	$2,807	$2,844
2003	$1,559	$2,712	$852	$3,401	$1,722
2002	$1,785	$2,576	$802	$3,604	$1,559

(1)       Uncollectible accounts written off or transferred to other parties.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities in pursuant to Section 12 of the Act.

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE CO.

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY L. GIBSON	/s/ WAYNE H. BRUNETTI
Gary L. Gibson	Wayne H. Brunetti
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ GARY R. JOHNSON
Teresa S. Madden	Gary R. Johnson
Vice President and Controller	Vice President, General Counsel and Director
(Principal Accounting Officer)

/s/ RICHARD C. KELLY	/s/ BENJAMIN G.S. FOWKE III
Richard C. Kelly	Benjamin G.S. Fowke III
Vice President and Director	Vice President and Chief Financial Officer (Principal Financial Officer)