Form 10-Q
period 2005-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2005-05-02
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-03789

SOUTHWESTERN PUBLIC SERVICE COMPANY

(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tyler at Sixth, Amarillo, Texas	79101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 571-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2005
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Co. (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Xcel Energy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2005	2004

Operating revenues	$312,403	$306,557

Operating expenses:
Electric fuel and purchased power	195,947	189,319
Other operating and maintenance expenses	45,610	45,395
Depreciation and amortization	23,616	22,305
Taxes (other than income taxes)	12,729	13,545
Total operating expenses	277,902	270,564

Operating income	34,501	35,993

Other income:
Interest and other income, net of nonoperating expenses (see Note 6)	484	261
Allowance for funds used during construction – equity	384	771
Total other income	868	1,032

Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $1,525 and $1,756, respectively	13,384	13,297
Allowance for funds used during construction – debt	(513)	(509)
Total interest charges and financing costs	12,871	12,788

Income before income taxes	22,498	24,237
Income taxes	8,402	9,441
Net income	$14,096	$14,796

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$14,096	$14,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,667	24,492
Deferred income taxes	3,335	8,536
Amortization of investment tax credits	(63)	(63)
Allowance for equity funds used during construction	(384)	(771)
Change in recoverable electric energy costs	(2,337)	(24,370)
Change in accounts receivable	615	11,445
Change in unbilled revenues	14,870	8,355
Change in inventories	(37)	229
Change in other current assets	1,247	1,532
Change in accounts payable	(26,959)	(1,853)
Change in other current liabilities	21,076	(11,891)
Change in other noncurrent assets	(3,057)	(4,148)
Change in other noncurrent liabilities	1,464	1,752
Net cash provided by operating activities	49,533	28,041

Investing activities:
Capital/construction expenditures	(26,894)	(24,161)
Allowance for equity funds used during construction	384	771
Other investments – net	1,419	276
Net cash used in investing activities	(25,091)	(23,114)

Financing activities:
Short-term borrowings – net	(2,000)	20,000
Dividends paid to parent	(22,442)	(23,987)
Net cash used in financing activities	(24,442)	(3,987)

Net increase (decrease) in cash and cash equivalents	—	940
Cash and cash equivalents at beginning of period	5	9,869
Cash and cash equivalents at end of period	$5	$10,809

See the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable — net of allowance for bad debts: $2,945 and $2,844, respectively	62,965	66,445
Accounts receivable from affiliates	5,137	2,273
Accrued unbilled revenues	47,400	62,269
Recoverable electric energy costs	82,377	80,040
Materials and supplies inventories — at average cost	14,404	14,403
Fuel inventory — at average cost	3,033	2,997
Derivative instruments valuation – at market	8,536	8,381
Prepayments and other	5,656	6,902
Total current assets	229,513	243,715
Property, plant and equipment, at cost:
Electric utility plant	3,308,799	3,291,086
Construction work in progress and other property	68,866	65,848
Total property, plant and equipment	3,377,665	3,356,934
Less accumulated depreciation	(1,414,357)	(1,398,497)
Net property, plant and equipment	1,963,308	1,958,437
Other assets:
Other investments	8,483	9,902
Regulatory assets	131,026	93,067
Prepaid pension asset	134,847	132,757
Derivative instruments valuation – at market	56,961	52,431
Deferred charges and other	4,677	4,819
Total other assets	335,994	292,976
Total assets	$2,528,815	$2,495,128
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$34,000	$36,000
Accounts payable	114,518	139,311
Accounts payable to affiliates	11,939	14,105
Taxes accrued	17,712	901
Accrued interest	15,073	10,098
Dividends payable to parent	21,269	22,442
Current deferred income taxes	10,373	7,878
Derivative instruments valuation — at market	41,296	14,772
Other	17,400	18,109
Total current liabilities	283,580	263,616
Deferred credits and other liabilities:
Deferred income taxes	438,371	438,276
Deferred investment tax credits	3,654	3,716
Regulatory liabilities	106,826	135,881
Derivative instruments valuation — at market	70,454	22,449
Benefit obligations and other	26,279	24,817
Total deferred credits and other liabilities	645,584	625,139
Long-term debt	825,539	825,462
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	415,830	415,830
Retained earnings	363,258	370,430
Accumulated other comprehensive loss	(4,976)	(5,349)
Total common stockholder’s equity	774,112	780,911
Commitments and contingencies (see Note 3)
Total liabilities and equity	$2,528,815	$2,495,128

See the Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of SPS as of March 31, 2005, and Dec. 31, 2004; the results of its operations for the three months ended March 31, 2005 and 2004; and its cash flows for the three months ended March 31, 2005 and 2004. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies of SPS are set forth in Note 1 to its financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.     Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2004 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

FASB Interpretation No. 47 (FIN No. 47) – In April 2005, the Financial Accounting Standards Board (FASB) issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to Statement of Financial Accounting Standard (SFAS) No. 143 - “Accounting for Asset Retirement Obligations”.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005.  Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption.  Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes.  SPS is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position due to the expected recovery of asset retirement costs in customer rates.

2.     Regulation

Federal Regulation

Market-Based Rate Authority — The Federal Energy Regulatory Commission (FERC) regulates the wholesale sale of electricity.  In addition to the FERC’s traditional cost of service methodology for determining the rates allowed to be charged for wholesale electric sales, in the 1990’s the FERC began to allow utilities to make sales at market-based rates.  In order to obtain market-based rate authorization from the FERC, utilities such as SPS have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  SPS was previously granted market-based rate authority by the FERC.

In 2004, the FERC adopted two indicative screens (an uncommitted pivotal supplier analysis and an uncommitted market share analysis) as a revised test to assess market power.  Passage of the two screens creates a rebuttable presumption that an applicant does not have market power, while the failure creates a rebuttable presumption that the utility does have market power.  An applicant or intervenor can rebut the presumption by performing a more extensive delivered-price test analysis.  If an applicant is determined to have generation market power, the applicant has the opportunity to propose its own mitigation plan or may implement default mitigation established by the FERC.  The default mitigation limits prices for sales of power to cost-based rates within areas where an applicant is found to have market power.

Xcel Energy filed the required analysis applying the FERC’s two indicative screens on behalf of itself and SPS with the FERC on Feb. 7, 2005.  This analysis demonstrated that SPS passed the pivotal supplier analysis in its own control area and all adjacent markets, but that it failed the market share analysis in its own control areas.  Numerous parties filed interventions and requested that FERC set the analysis for hearing.  Certain parties asked the FERC to revoke the market-based rate authority of SPS.  It is accordingly expected that the FERC will set the market-based rate authorizations for investigation and hearing under Section 206 of the Federal Power Act.  At that time, SPS expects to submit a delivered-price test analysis to support the continuance of market-based rate authority in its control area.  SPS does not expect the mitigation measures imposed, if any, to have a significant financial impact on its commodity marketing operations.

Other Regulatory Matters

Texas Retail Fuel Cost — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor.  In May 2004, SPS filed with the Public Utility Commission of Texas (PUCT) its periodic request for fuel and purchased power cost recovery for electric generation and fuel management activities for the period from January 2002 through December 2003.  SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period.  Intervenor and PUCT staff testimony was filed in October 2004 and hearings were held in December 2004.  Intervenor testimony contained objections to SPS’ methodology for assigning average fuel costs to wholesale sales, among other things.  Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors.

In January 2005, SPS filed its post-hearing briefs disputing the intervenor objections.  The administrative law judge issued his recommended proposal for the decision (PFD) on April 15, 2005, which was generally favorable to SPS.  Prior to issuance of the PFD, SPS had entered into a non-unanimous stipulation with the PUCT staff and several of the intervenors.  The stipulation would provide reasonable regulatory certainty for SPS on all key issues raised in this proceeding.  Certain intervenors, although not presently signatories to the non-unanimous stipulation, are expected to file agreement with the majority of the stipulation principles, while opposing certain other provisions.  If the PUCT does not approve the filed stipulation without modification, SPS, as well as the other signatories have the option of withdrawing from the stipulation.  If one or more signatories withdraw from the stipulation, the PUCT could revert to the consideration of the PFD or continue consideration of the non-unanimous stipulation with the remaining signatories.  It is uncertain as to whether the PUCT will approve the stipulation or will adopt any or all of the administrative law judge’s recommendations contained in the PFD.  The settlement reflects a potential liability of approximately $25 million, which is consistent with the reserve that SPS accrued during the fourth quarter of 2004 related to this proceeding.  SPS believes this estimate is appropriate and sufficient, if either the stipulation is accepted or if a litigated outcome develops.  A PUCT decision is expected in late May 2005.

3. Commitments and Contingent Liabilities

Environmental Contingencies

SPS has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, SPS is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense for such unrecoverable amounts in its consolidated financial statements.

Clean Air Interstate and Mercury Rules - In March 2005, the Environmental Protection Agency (EPA) issued two significant new air quality rules.  The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule regulates mercury emissions from power plants for the first time.

The objective of the CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  When fully implemented, CAIR will reduce SO2 emissions in 28 eastern states and the District of Columbia by over 70 percent and NOx emissions by over 60 percent from 2003 levels. It is designed to address the transportation of fine particulates, ozone and emission precursors to non-attainment downwind states.  CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions.  It will be based on stringent emission controls and forms the basis for a cap-and-trade program.   State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

The EPA’s Clean Air Mercury Rule also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on their baseline heat input relative to other states and by coal type.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.

Currently, there are several uncertainties concerning implementation of both rules.  States are required to develop implementation plans within 18 months and have a significant amount of discretion in the implementation details.  Legal challenges to both rules are expected, which could alter their substance or schedule.  Due to these uncertainties, SPS has not yet completed an analysis of the probable impact on operations of the CAIR and mercury rules.  However, SPS’ emission reduction initiatives have reduced the potential impact of the rules on its operations.  Based on currently available information, SPS expects that it will comply using a combination of additional capital investments in emission controls at various facilities and purchases of emissions allowances.  These new rules could have a material impact on future capital expenditures and operating and maintenance expenses.  SPS expects that it may begin to make capital investments in 2007 or sooner and may begin to purchase allowances prior to the applicable compliance dates.  Although regulatory treatment may vary from state to state, the cost of any required capital investment or allowance purchase are expected to generally be recoverable in the same manner as other similar costs through the filing of rate cases.  In some circumstances, the costs may be recoverable through a rider or adjustment clause mechanism.  SPS has not determined the applicable cost recovery strategy for each jurisdiction in which it operates.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on SPS’ financial position and results of operations.

Other Contingencies

The circumstances set forth in Note 11 to the financial statements in SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2004 and Notes 2 and 3 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4. Short-Term Borrowings and Financing Activities

At March 31, 2005, SPS had $34 million of short-term debt outstanding at a weighted average interest rate of 3.96 percent.

SPS renewed its credit facility on April 21, 2005.  The $250 million facility has a term of 5 years and is unsecured.  The credit facility has one financial covenant, requiring that the debt to total capitalization ratio be less than or equal to 65 percent.

5.     Derivative Valuation and Financial Impacts

SPS records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. Statement of Financial Accounting Standard (SFAS) No. 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, (SFAS No. 133) requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The impact of the components of hedges on SPS’ Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2005	2004

Balance at Jan. 1,	$(5.3)	$(7.2)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.4	1.1
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.1)	0.2
Accumulated other comprehensive loss related to cash flow hedges — March 31,	$(5.0)	$(5.9)

Cash Flow Hedges

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2005, SPS had net losses of $0.7 million in accumulated in Other Comprehensive Income related to interest cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.  There was no hedge ineffectiveness in the first quarter of 2005.

Derivatives Not Qualifying for Hedge Accounting

SPS has extremely limited commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are recorded as a component of Operating Revenue on the Consolidated Statement of Income.

SPS also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SPAS No. 133.

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet these requirements are documented and exempted from the accounting and reporting requirements of SFAS No. 133.

SPS evaluates all of their contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three months ended March 31 comprises of the following:

	Three months ended March 31
(Thousands of dollars)	2005	2004

Interest income	$293	$205
Gain on sale of assets	45	—
Other nonoperating income	166	114
Nonoperating expenses	(20)	(58)
Total interest and other income, net of nonoperating expenses	$484	$261

7.     Segment Information

SPS has one reportable segment.  SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $312.4 million and $306.6 million for the three months ended March 31, 2005 and 2004.

8.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31
(Millions of dollars)	2005	2004

Net income	$14.1	$14.8
Other comprehensive income (loss):
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	0.4	1.1
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	(0.1)	0.2
Other comprehensive income	0.3	1.3
Comprehensive income	$14.4	$16.1

The accumulated comprehensive income in stockholder’s equity at March 31, 2005 and 2004, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

9. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$17,250	$16,350	$1,743	$1,625
Interest cost	40,996	38,175	13,867	12,900
Expected return on plan assets	(70,274)	(72,225)	(6,583)	(5,275)
Amortization of transition (asset) obligation	—	(2)	3,645	3,700
Amortization of prior service cost (credit)	7,522	7,601	(545)	(550)
Amortization of net (gain) loss	3,449	(5,141)	6,663	5,550
Net periodic benefit cost (credit)	(1,057)	(15,242)	$18,790	$17,950
Costs not recognized due to the effects of regulation	3,184	10,177	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$2,127	$(5,065)	$19,763	$18,923

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,090)	$(2,657)	$1,416	$1,520

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of SPS during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•             Economic conditions, including their impact on capital expenditures and the ability of the SPS to obtain financing on favorable terms, inflation rates and monetary fluctuations;

•             Business conditions in the energy business;

•             Demand for electricity in the nonregulated marketplace;

•             Trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where SPS has a financial interest;

•             Customer business conditions, including demand for their products or services and supply of labor and materials used in creating their products and services;

•             Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•             Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, SPS, Xcel Energy or any of its other subsidiaries; or security ratings;

•             Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or natural gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or natural gas pipeline constraints;

•             Employee workforce factors, including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•             Increased competition in the utility industry;

•             State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric markets; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of investments made under traditional regulation; nature of competitors entering the industry; retail wheeling; a new pricing structure; and former customers entering the generation market;

•             Rate-setting policies or procedures of regulatory entities, including environmental externalities, which are values established by regulators assigning environmental costs to each method of electricity generation when evaluating generation resource options;

•             Social attitudes regarding the utility and power industries;

•             Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•             Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•             Significant slowdown in growth or decline in the U.S. economy, delay in growth or recovery of the U.S. economy or increased cost for insurance premiums, security and other items;

•             Risks associated with implementation of new technologies; and

•             Other business or investment considerations that may be disclosed from time to time in SPS’ SEC filings or in other publicly disseminated written documents.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for SPS is mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

SPS’ net income was approximately $14.1 million for the first three months of 2005, compared with approximately $14.8 million for the first three months of 2004.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers, most fluctuations in energy costs do not affect electric margin.

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

SPS conducts an inconsequential amount of commodity trading.  Margins from commodity trading activity are partially redistributed to Northern States Power Company, a Minnesota corporation, and Public Service Company of Colorado, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Trading revenues are reported net of trading costs (i.e., on a margin basis) in the Consolidated Statements of Income.  Commodity trading costs include fuel, purchased power, transmission and other related costs.

As one of the expected outcomes of the fuel reconciliation proceeding discussed in Note 2, the recovery of costs associated with Renewable Energy Credits (REC) may change.  As a part of this change in regulatory recovery, SPS anticipates conducting additional marketing activities of RECs.  However, the ultimate impact of this change in recovery and additional marketing activity is not expected to be significant.  The net results of this activity will be presented as a component of Base Electric Utility Revenues.

The following table details base electric utility and short-term wholesale activities:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Consolidated Total

Three months ended 3/31/2005
Electric utility revenue	$312	$1	$313
Electric fuel and purchased power	(195)	(1)	(196)
Gross margin before operating expenses	$117	$—	$117
Margin as a percentage of revenue	37.5%	0.0%	37.4%

Three months ended 3/31/2004
Electric utility revenue	$306	$1	$307
Electric fuel and purchased power	(188)	(1)	(189)
Gross margin before operating expenses	$118	$—	$118
Margin as a percentage of revenue	38.6%	0.0%	38.4%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$3
Capacity sales	(3)
Fuel cost recovery	2
Transmission and other	4
Total base electric revenue increase	$6

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$2
Capacity sales	(3)
Total base electric margin decrease	$(1)

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2005 vs. 2004
Lower plant outage costs	$(2)
Lower incentive compensation	(1)
Lower shared asset costs	(1)
Equipment deposit adjustment due to vendor bankruptcy	2
Higher pension and medical costs	1
Other	1
Total other utility operating and maintenance expense increase	$—

Taxes (other than income taxes) decreased by approximately $0.8 million, or 6.0 percent, for the first three months of 2005, compared with the first three months of 2004. The decrease is primarily due to lower franchise taxes in Texas.

Other income decreased by approximately $0.2 million, or 15.9 percent, for the first three months of 2005, compared with the first three months of 2004. The decrease is primarily due to a lower allowance for funds used during construction-equity resulting from a lower proportion of equity to total capitalization.

Income taxes decreased by approximately $1.0 million for the first three months of 2005, compared with the first three months of 2004. The decrease is primarily due to lower income levels and a decrease in plant-related permanent taxable income items for 2005 as compared to 2004.  The effective tax rate was 37.3 percent for the first three months of 2005, compared to 39.0 percent for the same period in 2004.  The decrease in the effective tax rate was primarily due to the decrease in pretax income and plant-related permanent taxable income items and an increase in research and development tax credits.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 and 3 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2004 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against SPS and there have been no notable changes in the previously reported proceedings.

Item 5. OTHER INFORMATION

On April 21, 2005, SPS entered into a new five-year $250 million credit facility. The facility is described in Note 4 and is filed as Exhibit 4.01 hereto.

On April 25, 2005, SPS entered into a non-unanimous stipulation relating to its fuel reconciliation proceeding. This stipulation is described in Note 2 and is filed as Exhibit 10.01 hereto.

Item 6. EXHIBITS

(a) Exhibits

The following Exhibits are filed with this report:

* Incorporated by reference.

4.01*

$250,000,000 Credit Agreement among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties hereto, Barclays Bank PLC and Harris Nesbitt Financing, INC., as documentation agents, The Bank of New York and Wells Fargo Bank, National

Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent dated as of April 21, 2005 (Exhibit 4.03 to Xcel Energy Form 10-Q for the quarter ended March 31, 2005 (file number 001-03034))

10.01*	Southwestern Public Service Non-Unanimous Stipulation dated April 25, 2005. (Exhibit 10.01 to Xcel Energy Form 10-Q for the quarter ended March 31, 2005 (file number 001-03034))
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2005.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer