Form 10-Q
period 2005-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2005-08-01
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2005
Common Stock, $1 par value	100 shares

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

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating revenues	$381,326	$347,599	$693,729	$654,156

Operating expenses:
Electric fuel and purchased power	264,015	227,329	459,963	416,648
Other operating and maintenance expenses	43,908	42,496	89,518	87,891
Depreciation and amortization	24,083	22,745	47,699	45,050
Taxes (other than income taxes)	12,708	11,290	25,437	24,835
Total operating expenses	344,714	303,860	622,617	574,424

Operating income	36,612	43,739	71,112	79,732

Other income:
Interest and other income, net of nonoperating expenses (see Note 6)	3,457	777	3,942	1,038
Allowance for funds used during construction – equity	588	337	972	1,108
Total other income	4,045	1,114	4,914	2,146

Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $1,511, $1,630, $3,036 and $3,386, respectively	13,396	13,232	26,780	26,529
Allowance for funds used during construction – debt	(497)	(348)	(1,010)	(857)
Total interest charges and financing costs	12,899	12,884	25,770	25,672

Income before income taxes	27,758	31,969	50,256	56,206
Income taxes	10,249	11,896	18,651	21,337
Net income	$17,509	$20,073	$31,605	$34,869

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$31,605	$34,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,822	49,425
Deferred income taxes	10,424	21,413
Amortization of investment tax credits	(125)	(125)
Allowance for equity funds used during construction	(972)	(1,108)
Change in recoverable electric energy costs	(23,954)	(40,980)
Change in accounts receivable	(22,918)	(14,910)
Change in unbilled revenues	464	(12,095)
Change in inventories	(54)	262
Change in other current assets	839	5,162
Change in accounts payable	1,137	15,133
Change in other current liabilities	17,684	(18,140)
Change in other noncurrent assets	(8,914)	(8,356)
Change in other noncurrent liabilities	4,149	3,800
Net cash provided by operating activities	61,187	34,350

Investing activities:
Capital/construction expenditures	(57,344)	(54,988)
Allowance for equity funds used during construction	972	1,108
Other investments – net	1,960	269
Net cash used in investing activities	(54,412)	(53,611)

Financing activities:
Short-term borrowings – net	(4,800)	58,000
Proceeds from the issuance of long-term debt	35,000	—
Capital contributions from parent	6,736	1,032
Dividends paid to parent	(43,711)	(47,534)
Net cash provided by (used in) financing activities	(6,775)	11,498

Net increase (decrease) in cash and cash equivalents	—	(7,763)
Cash and cash equivalents at beginning of period	5	9,869
Cash and cash equivalents at end of period	$5	$2,106

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$22,786	$23,130
Cash paid for income taxes (net of refunds received)	$(6,666)	$(4,115)

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable — net of allowance for bad debts: $2,782 and $2,844, respectively	81,004	66,445
Accounts receivable from affiliates	10,632	2,273
Accrued unbilled revenues	61,805	62,269
Recoverable electric energy costs	103,995	80,040
Materials and supplies inventories — at average cost	14,422	14,403
Fuel inventory — at average cost	3,032	2,997
Derivative instruments valuation – at market	7,815	8,381
Prepayments and other	5,933	6,902
Total current assets	288,643	243,715
Property, plant and equipment, at cost:
Electric utility plant	3,325,061	3,291,086
Construction work in progress and other property	67,334	65,848
Total property, plant and equipment	3,392,395	3,356,934
Less accumulated depreciation	(1,418,981)	(1,398,497)
Net property, plant and equipment	1,973,414	1,958,437
Other assets:
Other investments	7,942	9,902
Regulatory assets	113,394	93,067
Prepaid pension asset	137,308	132,757
Derivative instruments valuation – at market	55,726	52,431
Deferred charges and other	4,375	4,819
Total other assets	318,745	292,976
Total assets	$2,580,802	$2,495,128
LIABILITIES AND EQUITY
Current liabilities:
Borrowings on utility money pool, weighted average interest rate of 3.33% at June 30, 2005	$31,200	$—
Bank borrowings on line of credit	—	36,000
Accounts payable	143,041	139,311
Accounts payable to affiliates	11,512	14,105
Taxes accrued	19,058	901
Accrued interest	10,153	10,098
Dividends payable to parent	20,058	22,442
Current deferred income taxes	14,709	7,878
Derivative instruments valuation — at market	38,525	14,772
Other	17,582	18,109
Total current liabilities	305,838	263,616
Deferred credits and other liabilities:
Deferred income taxes	439,770	438,276
Deferred investment tax credits	3,591	3,716
Regulatory liabilities	108,074	135,881
Derivative instruments valuation — at market	56,395	22,449
Benefit obligations and other	28,835	24,817
Total deferred credits and other liabilities	636,665	625,139

Long-term debt	825,617	825,462
$250 million, 5-year, unsecured credit facility, weighted average interest rate of 3.80% at June 30, 2005	35,000	—

Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	422,566	415,830
Retained earnings	360,708	370,430
Accumulated other comprehensive loss	(5,592)	(5,349)
Total common stockholder’s equity	777,682	780,911

Commitments and contingencies (see Note 3)
Total liabilities and equity	$2,580,802	$2,495,128

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of SPS as of June 30, 2005, and Dec. 31, 2004; the results of its operations for the three and six months ended June 30, 2005 and 2004; and its cash flows for the six months ended June 30, 2005 and 2004. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of SPS are set forth in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.  Significant Accounting Policies

FASB Interpretation No. 47 (FIN No. 47) – In April 2005, the Financial Accounting Standards Board (FASB) issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to Statement of Financial Accounting Standard (SFAS) No. 143 - “Accounting for Asset Retirement Obligations”.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005.  Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption.  Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes.  SPS is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position due to the expected recovery in customer rates.

Reclassifications - Certain items in the statement of income for the three and six months ended June 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

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

On June 2, 2005, the FERC issued an order initiating a proceeding pursuant to Section 206 of the Federal Power Act to investigate SPS’s market-based rate authority within its own control area.  The refund effective date that has been set as part of that investigation for such sales is August 12, 2005.

By August 1, 2005, SPS must either submit a delivered price test analysis to support the grant of market-based rate authorization for sales within its control area, make a mitigation proposal to eliminate any ability that it has to exercise market power, or adopt the FERC’s default mitigation proposal, namely to adopt cost-based rates that would apply to sales within its control area.

The FERC also required that Xcel Energy make a compliance filing providing information, including information regarding the

FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.  Xcel Energy plans to withdraw its market-based rate authority on a prospective basis for sales with loads sinking within the PSCo and SPS control areas.  SPS expects to make wholesale sales in these two control areas based on cost-based arrangements.  The cost-based rate that will be proposed for SPS is not expected to have a significant impact on commodity marketing operations.

FERC Transmission Rate Case — On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and Public Service Company of Colorado (PSCo), another wholly owned subsidiary of Xcel Energy, an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff (OATT). SPS and PSCo requested an increase in annual transmission service and ancillary services revenues of $6.1 million.  As a result of a settlement with certain PSCo wholesale power customers in 2003, their power sales rates would be reduced by $1.4 million. The net increase in annual revenues proposed is $4.7 million, of which $1.7 million is attributable to SPS.  The FERC suspended the filing and delayed the effective date of the proposed increase to June 1, 2005.  The rate increase application also includes SPS and PSCo adopting an annual formula rate for transmission service pricing as previously approved by the FERC for other transmission providers, which would provide annual rate changes reflecting changes in cost and usage.  The case is currently pending settlement judge procedures and interim rates went into effect on June 1, 2005, subject to refund.

Wholesale Rate Complaint – In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel clause calculations.  In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective January 1, 2005.  Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause.  The FERC set the proposed rate changes into effect on January 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding.  The FERC set the consolidated proceeding for hearing and settlement judge procedures, which were terminated when the parties could not reach a settlement.  A hearing judge has been appointed by the FERC and the case is set to go to hearing in December 2005.  The complainants’ initial testimony was filed on July 12, 2005, and SPS is reviewing the testimony and preparing its answering testimony that is due Aug. 23, 2005.  Hearings are scheduled for December 2005.

Other Regulatory Matters

Texas Retail Fuel Cost — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor.  In May 2004, SPS filed with the Public Utility Commission of Texas (PUCT) its periodic request for fuel and purchased power cost recovery for electric generation and fuel management activities for the period from January 2002 through December 2003.  SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period.  Intervenor and PUCT staff testimony was filed in October 2004 and hearings were held in December 2004.  Intervenor testimony contained objections to SPS’ methodology for assigning average fuel costs to certain wholesale sales, among other things.  Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors.

The administrative law judge issued his recommended proposal for the decision (PFD) on April 15, 2005, which was generally favorable to SPS.  Prior to issuance of the PFD, SPS had entered into a non-unanimous stipulation with the PUCT staff and several of the intervenors.  The stipulation would provide reasonable regulatory certainty for SPS on all key issues raised in this proceeding.  The deadline for parties to protest the settlement and request a hearing was July 22, 2005.  No parties protested the settlement agreement.  The PUCT will consider the settlement agreement for approval.  If the PUCT does not approve the filed stipulation without modification, SPS, as well as the other signatories have the option of withdrawing from the stipulation.  If the stipulation is not approved as submitted, it is likely that one or more signatories will withdraw.  If this occurs, the PUCT could revert to the consideration of the PFD.  It is uncertain as to whether the PUCT will approve the stipulation or will adopt any or all of the administrative law judge’s recommendations contained in the PFD.  The settlement reflects a potential liability of approximately $25 million, which is consistent with the reserve that SPS accrued during the fourth quarter of 2004 related to this proceeding.  SPS believes this estimate is appropriate and sufficient.  A PUCT decision is expected late in 2005.

Texas Energy Legislation – The 2005 Texas Legislature passed and the Governor signed effective June 18, 2005 a law establishing statutory authority for electric utilities outside of the electric reliability council of Texas (ERCOT) in the Southwest Power Pool or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments.  After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by FERC.  The PUCT will initiate a rulemaking for this process that is expected to take place largely in the fourth quarter of 2005.

New Mexico Fuel Review – On Jan. 28, 2005, the New Mexico Public Regulatory Commission (NMPRC) accepted the staff petition for a review of SPS’ fuel and purchased power cost.  The staff has requested a formal review of SPS’ fuel, purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004.  Several parties have requested to expand the issues in the case.  The case is pending further action by the NMPRC.  SPS’ next fuel and purchased power cost adjustment factor continuation filing in New Mexico is due Aug. 19, 2005.

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

On July 11, 2005, SPS, the City of Amarillo and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from the CAIR.  El Paso Electric Co. joined in the request for reconsideration.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction.

•      Emissions from plants located in the Texas panhandle are more than 1,000 kilometers away from cities like Chicago, St. Louis and Indianapolis and have no measurable impact on their air quality.

•      EPA should not arbitrarily include the entire state of Texas in the rule. As a result of its size, there are significant differences in the air quality impacts of plants in the different regions of Texas.

•      EPA has precedent for dividing the state into two regions.  As part of the Texas Air Quality strategy, the Texas Commission on Environmental Quality split the state and imposed different requirements on West Texas.  The Bush Administration adopted a similar approach in its proposed Clear Skies Act.

•      EPA excluded Oklahoma and Kansas from CAIR, but imposes CAIR’s burdens on plants in West Texas.  Emissions from West Texas must pass through Oklahoma and Kansas – and over power plants in those states that are not subject to the rule – before reaching the downwind cities the rule is designed to protect.

Under CAIR’s cap and trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, capital investments could range from $30 million to $300 million and allowance purchases or increased operating and maintenance expenses could range from $20 million to $28 million per year, beginning in 2010.  This does not include other costs that SPS will have to incur to comply with EPA’s new mercury emission control regulations, which will apply to SPS’ plants.

These cost estimates represent one potential scenario on how to comply with the CAIR, if West Texas is not excluded from CAIR.  There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

While SPS expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

The EPA’s Clean Air Mercury Rule also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on their baseline heat input relative to other states and by coal type.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  SPS is evaluating the impact of the Clean Air Mercury Rule and is currently unable to estimate the cost.

Cunningham Station Groundwater - Cunningham Station is a natural gas fired power plant constructed in the 1960’s and has 28 water wells installed on its water rights.  The well field provides water for boiler makeup, cooling water, and potable water.  Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release. The contamination was identified in wells located near the plant buildings.  The source of contamination is thought to be leakage from ponds that receive blowdown water from the plant.  In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination.  Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blowdown ponds through construction of a new lined pond, additional irrigation area to minimize percolation, and installation of additional wells to monitor groundwater quality.  On June 23, 2005, NMED issued a letter approving the corrective action plan.  The action plan is subject to continued compliance with New Mexico regulations and oversight by the NMED.  These actions are estimated to cost approximately $2.7 million during 2005 and 2006.

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

Other Contingencies

The circumstances set forth in Note 11 to the consolidated financial statements in SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2004 and Note 2 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4.  Fuel Supply and Costs

SPS recently notified the United States Department of Energy (DOE) of reduced inventories of coal at its electric generating stations.  Delivery of coal from the Powder River Basin region in Wyoming has been disrupted by train derailments and other operational problems purportedly caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The BNSF Railway Co. (BNSF) and the Union Pacific Railroad (UPRR) jointly own the rail line.  The BNSF operates and maintains the rail line.  The Powder River Basin is a primary source of coal used by SPS in the operation of a number of its coal-fired electric generating stations.  Reduced deliveries of coal have reduced the inventories of coal at SPS electric generating stations.

BNSF and UPRR have indicated that repair and reconstruction of the deteriorated sections of rail track beds may take the balance of the year.  While BNSF and UPRR have begun to repair the rail beds, they are working with SPS to identify options in the interim to increase the rate of coal deliveries.  Additionally, SPS has been analyzing the potential magnitude, likelihood and effects of reduced coal deliveries to its generating stations and developing an interim plan to conserve coal.  The interim plan includes modifying the dispatch of its coal-fired electric generating stations to conserve existing coal supplies until coal deliveries return to normal levels. SPS has increased power purchases from third parties and, where practicable, has increased the use of natural gas for electric generation to replace the coal-fired electric generation.  Also, SPS has been in contact with its wholesale customers to identify options to reduce sales levels if necessary.

The cost of purchased power and natural gas for electric generation is higher than that for coal-fired electric generation, and the use of these sources to replace coal-fired electric generation will increase the price of electricity for retail and wholesale customers.

SPS has discussed this situation with the staffs of the regulatory commissions in Texas and New Mexico.

In Texas, fuel and purchased energy costs are recovered through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates.  If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT.  The regulations require surcharging of under-recovered amounts, including interest, when they exceed 4 percent of SPS’ annual fuel and purchased energy costs, as allowed by the PUCT, if the condition is expected to continue.  SPS expects to file for and obtain recovery of higher fuel and purchased energy costs resulting from the disruption in deliveries of coal to its electric generating stations.

In New Mexico, increases and decreases in fuel and purchased energy costs, including deferred amounts, are recovered through a monthly fuel and purchased power clause with a two-month lag.  Wholesale customers, under the FERC jurisdiction also pay a monthly fuel cost adjustment calculated on actual fuel and purchased power costs in accordance with the FERC’s fuel clause regulations.

While SPS believes that it should be allowed to recover these higher costs, if all or a significant portion of these higher costs are not recovered or there is a significant lag in recovery, this could have a significant impact on the 2005 financial results of SPS.

5.  Derivative Valuation and Financial Impacts

SPS records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

SPS records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item identified as Derivative Instruments Valuation for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2005, SPS had net losses of $0.6 million accumulated in Other Comprehensive Income related to interest cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

SPS has a minimal amount of commodity trading activity designated as cash flow hedges. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled.  As of June 30, 2005, SPS had no amounts accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

Gains or losses on hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.  There was no hedge ineffectiveness in the second quarter of 2005.

The impact of the components of hedges on SPS’ Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Six months ended June 30,
(Millions of dollars)	2005	2004

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5.3)	$(7.2)
After-tax net unrealized gains related to derivatives accounted for as hedges	(0.2)	1.7
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.1)	0.5
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(5.6)	$(5.0)

Derivatives Not Qualifying for Hedge Accounting

SPS has extremely limited commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are reported on a net basis within Operating Revenue on the Consolidated Statement of Income.

SPS also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from the fair value reporting requirements of SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet these requirements are documented and exempted from the accounting and reporting requirements of SFAS No. 133.

SPS evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6.  Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consists of the following:

	Three months ended June 30		Six months ended June 30
(Thousands of dollars)	2005	2004	2005	2004

Interest income	$418	$598	$712	$803
Gain on sale of assets	2,234	—	2,279	—
Other nonoperating income	805	336	969	450
Nonoperating expenses	—	(157)	(18)	(215)
Total interest and other income, net of nonoperating expenses	$3,457	$777	$3,942	$1,038

7.  Segment Information

SPS has one reportable segment.  SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $381.3 million and $347.6 million for the three months ended June 30, 2005 and 2004.  Revenues from external customers were $693.7 million and $654.2 million for the six months ended June 30, 2005 and 2004.

8.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2005	2004	2005	2004

Net income	$17.5	$20.1	$31.6	$34.9
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	(0.5)	0.6	(0.2)	1.7
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	(0.1)	0.2	(0.1)	0.5
Other comprehensive loss	(0.6)	0.8	(0.3)	2.2
Comprehensive income	$16.9	$20.9	$31.3	$37.1

The accumulated comprehensive income in stockholder’s equity at June 30, 2005 and 2004, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

9.  Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$12,980	$13,124	$1,599	$1,425
Interest cost	39,496	44,499	13,663	13,402
Expected return on plan assets	(69,484)	(79,307)	(6,267)	(6,351)
Amortization of transition (asset) obligation	—	(2)	3,644	3,590
Amortization of prior service cost (credit)	7,496	7,405	(544)	(540)
Amortization of net (gain) loss	(39)	(2,577)	6,460	5,276
Net periodic benefit cost (credit)	(9,551)	(16,858)	18,555	16,802
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	6,500	8,568	—	—
Additional cost recognized due to the effects of regulation	—	—	973	972
Net benefit cost (credit) recognized for financial reporting	$(3,051)	$(7,587)	$19,528	$17,774

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,461)	$(2,925)	$2,011	$1,235

	Six months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,230	$29,474	$3,342	$3,050
Interest cost	80,492	82,674	27,530	26,302
Expected return on plan assets	(139,758)	(151,532)	(12,850)	(11,626)
Amortization of transition (asset) obligation	—	(4)	7,289	7,290
Amortization of prior service cost (credit)	15,018	15,006	(1,089)	(1,090)
Amortization of net (gain) loss	3,410	(7,718)	13,123	10,826
Net periodic benefit cost (credit)	(10,608)	(32,100)	37,345	34,752
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	9,684	18,745	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,945
Net benefit cost (credit) recognized for financial reporting	$(924)	$(12,652)	$39,291	$36,697

SPS
Net benefit cost (credit) recognized for financial reporting	$(4,551)	$(5,582)	$3,427	$2,755

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

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

SPS’ net income was approximately $31.6 million for the first six months of 2005, compared with approximately $34.9 million for the first six months of 2004.

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

The following table details the revenue and margin for base electric utility and short-term wholesale activities:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Consolidated Total

Six months ended June 30, 2005
Electric utility revenue	$692	$2	$694
Electric fuel and purchased power	(458)	(2)	(460)
Gross margin before operating expenses	$234	$—	$234
Margin as a percentage of revenue	33.8%	0.0%	33.7%

Six months ended June 30, 2004
Electric utility revenue	$652	$2	$654
Electric fuel and purchased power	(415)	(2)	(417)
Gross margin before operating expenses	$237	$—	$237
Margin as a percentage of revenue	36.3%	0.0%	36.2%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$4
Capacity sales	(5)
Fuel cost recovery	38
Transmission and other	3
Total base electric revenue increase	$40

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$3
Capacity sales	(5)
Other	(1)
Total base electric margin decrease	$(3)

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2005 vs. 2004
Higher pension and medical costs	$3
Higher outside legal costs	1
Higher bad debt costs	1
Lower plant outage costs	(2)
Lower incentive compensation	(1)
Total other utility operating and maintenance expense increase	$2

Other income increased by approximately $2.8 million, or 129 percent, for the first six months of 2005, compared with the first six months of 2004. The increase is primarily due to gains on the sale of water rights.

Income taxes decreased by approximately $2.7 million for the first six months of 2005, compared with the first six months of 2004. The decrease was primarily due to lower income levels and a decrease in plant-related permanent taxable income items for 2005 as compared to 2004.  The effective tax rate was 37.1 percent for the first six months of 2005, compared with 38.0 percent for the same period in 2004.

Item 4. CONTROLS AND PROCEDURES

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 and 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of and Note 11 to the consolidated financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2004 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against SPS and there have been no notable changes in the previously reported proceedings.

Item 6. EXHIBITS

(a) Exhibits

The following Exhibits are filed with this report:

* Incorporated by reference.

10.01*	Xcel Energy Inc. 2005 Omnibus Incentive Plan (Appendix B to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)
10.02*	Xcel Energy Inc. Executive Annual Incentive Award Plan (effective May 25, 2005) (Appendix C to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)
10.03*

Amended Employment Agreement, dated as of June 29, 2005, by and between Xcel Energy Inc., a Minnesota corporation, and Wayne H. Brunetti. (Exhibit 10.01 to Xcel Energy Current Report on Form 8-K, dated June 29, 2005)

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 1, 2005.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer