Form 10-Q
period 2005-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2005-10-31
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-03789

SOUTHWESTERN PUBLIC SERVICE COMPANY

(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Tyler at Sixth,
Amarillo, Texas	79101
(Address of principal executive	(Zip Code)
offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2005
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Table of Contents

PART I - FINANCIAL INFORMATION
Item l.	Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits

This Form 10-Q is filed by Southwestern Public Service Co. (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Operating revenues	$487,760	$390,077	$1,181,489	$1,044,233

Operating expenses:
Electric fuel and purchased power	346,057	252,904	806,020	669,552
Other operating and maintenance expenses	47,515	41,694	137,033	129,585
Depreciation and amortization	24,910	23,098	72,609	68,148
Taxes (other than income taxes)	13,666	13,328	39,103	38,163
Total operating expenses	432,148	331,024	1,054,765	905,448

Operating income	55,612	59,053	126,724	138,785

Other income:
Interest and other income, net of nonoperating expenses (see Note 6)	1,643	359	5,585	1,397
Allowance for funds used during construction—equity	746	91	1,718	1,199
Total other income	2,389	450	7,303	2,596

Interest charges and financing costs:
Interest charges—net of amounts capitalized, includes other financing costs of $1,542, $1,555, $4,578 and $4,941, respectively	13,432	13,224	40,212	39,753
Allowance for funds used during construction—debt	(382)	(454)	(1,392)	(1,311)
Total interest charges and financing costs	13,050	12,770	38,820	38,442

Income before income taxes	44,951	46,733	95,207	102,939
Income taxes	16,730	17,979	35,381	39,316
Net income	$28,221	$28,754	$59,826	$63,623

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2005	2004
Operating activities:
Net income	$59,826	$63,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,074	74,601
Deferred income taxes	42,864	23,058
Amortization of investment tax credits	(188)	(188)
Allowance for equity funds used during construction	(1,718)	(1,199)
Change in recoverable electric energy costs	(70,470)	(40,793)
Change in accounts receivable	(46,650)	(23,014)
Change in unbilled revenues	(17,450)	4,111
Change in inventories	694	482
Change in other current assets	(263)	(1,171)
Change in accounts payable	46,807	211
Change in other current liabilities	31,510	14,236
Change in other noncurrent assets	(12,300)	(11,913)
Change in other noncurrent liabilities	4,712	3,137
Net cash provided by operating activities	115,448	105,181

Investing activities:
Capital/construction expenditures	(89,350)	(84,855)
Allowance for equity funds used during construction	1,718	1,199
Other investments—net	1,617	3,666
Net cash used in investing activities	(86,015)	(79,990)

Financing activities:
Short-term borrowings—net	(22,400)	45,000
Capital contributions from parent	56,736	1,032
Dividends paid to parent	(63,769)	(70,606)
Net cash used in financing activities	(29,433)	(24,574)

Net increase (decrease) in cash and cash equivalents	—	617
Cash and cash equivalents at beginning of period	5	9,869
Cash and cash equivalents at end of period	$5	$10,486

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$29,616	$29,437
Cash paid for income taxes (net of refunds received)	$(1,698)	$6,966

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable—net of allowance for bad debts: $2,702 and $2,844, respectively	111,946	66,445
Accounts receivable from affiliates	3,423	2,273
Accrued unbilled revenues	79,719	62,269
Recoverable electric energy costs	150,510	80,040
Materials and supplies inventories—at average cost	13,667	14,403
Fuel inventory—at average cost	3,040	2,997
Derivative instruments valuation—at market	24,626	8,381
Prepayments and other	7,165	6,902
Total current assets	394,101	243,715
Property, plant and equipment, at cost:
Electric utility plant	3,307,554	3,291,086
Construction work in progress and other property	74,594	65,848
Total property, plant and equipment	3,382,148	3,356,934
Less accumulated depreciation	(1,400,201)	(1,398,497)
Net property, plant and equipment	1,981,947	1,958,437
Other assets:
Other investments	8,285	9,902
Regulatory assets	131,320	93,067
Prepaid pension asset	139,584	132,757
Derivative instruments valuation—at market	61,686	52,431
Deferred charges and other	4,060	4,819
Total other assets	344,935	292,976
Total assets	$2,720,983	$2,495,128
LIABILITIES AND EQUITY
Current liabilities:
Borrowings on utility money pool, weighted average interest rate of 3.85% at Sept. 30, 2005	$13,600	$—
Bank borrowings on line of credit	—	36,000
Accounts payable	189,083	139,311
Accounts payable to affiliates	11,372	14,105
Taxes accrued	27,917	901
Accrued interest	15,048	10,098
Dividends payable to parent	19,496	22,442
Current deferred income taxes	32,869	7,878
Derivative instruments valuation—at market	29,399	14,772
Other	17,655	18,109
Total current liabilities	356,439	263,616
Deferred credits and other liabilities:
Deferred income taxes	452,803	438,276
Deferred investment tax credits	3,528	3,716
Regulatory liabilities	107,945	135,881
Derivative instruments valuation—at market	107,464	22,449
Benefit obligations and other	29,769	24,817
Total deferred credits and other liabilities	701,509	625,139

Long-term debt	825,696	825,462

Common stock—authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	472,566	415,830
Retained earnings	369,434	370,430
Accumulated other comprehensive loss	(4,661)	(5,349)
Total common stockholder’s equity	837,339	780,911

Commitments and contingencies (see Note 3)
Total liabilities and equity	$2,720,983	$2,495,128

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of SPS as of Sept. 30, 2005, and Dec. 31, 2004; the results of its operations for the three and nine months ended Sept. 30, 2005 and 2004; and its cash flows for the nine months ended Sept. 30, 2005 and 2004. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of SPS are set forth in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.     Significant Accounting Policies

FASB Interpretation No. 47 (FIN No. 47)—In April 2005, the Financial Accounting Standards Board (FASB) issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to Statement of Financial Accounting Standard (SFAS) No. 143—“Accounting for Asset Retirement Obligations”.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005.  Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption.  Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes.  SPS is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position due to the expected recovery in customer rates.

Reclassifications—Certain items in the statement of income for the three and nine months ended Sept. 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

2.     Regulation

Federal Regulation

Energy Legislation—On Aug. 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act), significantly changing many federal energy statutes.  The Energy Act is expected to have a substantial long-term effect on energy markets, energy investment, and regulation of public utilities and holding company systems by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and the United States Department of Energy (DOE).  The FERC was directed by the Energy Act to address many areas previously regulated by other governmental entities under the statutes and determine whether changes to such previous regulations are warranted.  The issues that the FERC has been required to consider associated with the repeal of the Public Utility Holding Company Act of 1935, include the expansion of FERC authority to review mergers and sales of public utility companies and the expansion of the FERC authority over the books and records of public utility companies previously governed by the SEC.  The FERC is in various stages of rulemaking on these and other issues.  SPS cannot predict the impact the new rulemaking will have on its operations or financial results, if any.

Market-Based Rate Authority—The FERC regulates the wholesale sale of electricity.  In order to obtain market-based rate authorization from the FERC, utilities such as SPS have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  SPS was previously granted market-based rate authority by the FERC.

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

Xcel Energy filed the required analysis applying the FERC’s two indicative screens on behalf of itself and SPS with the FERC on Feb. 7, 2005.  This analysis demonstrated that SPS passed the pivotal supplier analysis in its own control area and all adjacent markets, but that it failed the market share analysis in its own control areas.  Numerous parties filed interventions and requested that the FERC set the analysis for hearing.  Certain parties asked the FERC to revoke the market-based rate authority of SPS.

On June 2, 2005, the FERC issued an order initiating a proceeding pursuant to Section 206 of the Federal Power Act to investigate SPS’s market-based rate authority within its own control area.  The refund effective date that has been set as part of that investigation for such sales is August 12, 2005.

On August 1, 2005, SPS and Public Service Company of Colorado (PSCo), another wholly owned subsidiary of Xcel Energy,  submitted a filing to withdraw their market-based rate authority with respect to sales within their control areas.  As part of that filing, SPS and PSCo proposed to charge existing cost-based rates for sales into the SPS and PSCo control areas.  In October 2005, PSCo and SPS filed revised tariff sheets to reflect that limitation on their market-based rate authority.  Notwithstanding these actions, certain intervenors are still contending that FERC must hold an investigation regarding SPS’ market power and the rates that SPS is proposing to charge where it has relinquished market-based rate authority.  The matter is pending before the FERC.

FERC Transmission Rate Case—On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and PSCo an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff.  SPS and PSCo requested an increase in annual transmission service and ancillary services revenues of $6.1 million.  As a result of a settlement with certain PSCo wholesale power customers in 2003, their power sales rates would be reduced by $1.4 million. The net increase in annual revenues proposed is $4.7 million, of which $1.7 million is attributable to SPS.  The FERC suspended the filing and delayed the effective date of the proposed increase to June 1, 2005.  The rate increase application also includes SPS and PSCo adopting an annual formula rate for transmission service pricing as previously approved by the FERC for other transmission providers, which would provide annual rate changes reflecting changes in cost and usage.  The case is currently pending settlement judge procedures and interim rates went into effect on June 1, 2005, subject to refund.

Wholesale Rate Complaint—In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel clause calculations.  In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective January 1, 2005.  Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause.  The FERC set the proposed rate changes into effect on January 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding.  The FERC set the consolidated proceeding for hearing and settlement judge procedures, which were terminated when the parties could not reach a settlement.  A hearing judge has been appointed by the FERC and hearings have been scheduled for December 2005.

On Sept. 15, 2005, Public Service Company of New Mexico (PNM) filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous fuel clause calculations.  PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit.  SPS submitted a response to PNM’s complaint in October 2005, and the case is pending FERC action.

SPP Energy Imbalance Service—On June 15, 2005, the Southwest Power Pool (SPP) filed proposed tariff provisions to establish an Energy Imbalance Service (EIS), a wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate financial transmission rights.  On July 15, 2005, Xcel Energy filed a protest addressing the EIS proposal and urging FERC to reject the proposal and provide guidance to SPP in its effort to design and implement a fully functional Day 2 market for the SPP region to avoid “seams” between the Midwest Independent Transmission System Operator, Inc. (MISO) and SPP regions.  On Sept. 19, 2005, FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to MISO.  Requests for rehearing of the FERC order were due Oct. 19, 2005.

Other Regulatory Matters

Texas Retail Fuel Cost—Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor.  In May 2004, SPS filed with the Public Utility Commission of Texas (PUCT) its periodic request for fuel and purchased power cost recovery for electric generation and fuel management activities for the period from January 2002 through December 2003.  SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period.  Intervenor and PUCT staff testimony was filed in October 2004 and hearings were held in December 2004.  Intervenor testimony contained objections to SPS’ methodology for assigning average fuel costs to certain wholesale sales, among other things.  Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors.

The administrative law judge issued his recommended proposal for the decision (PFD) on April 15, 2005, which was generally favorable to SPS.  Prior to issuance of the PFD, SPS had entered into a non-unanimous stipulation with the PUCT staff and several of the intervenors.  The stipulation would provide reasonable regulatory certainty for SPS on all key issues raised in this proceeding.  The deadline for parties to protest the stipulation and request a hearing was July 22, 2005.  No parties protested the stipulation.  On Oct. 7,

2005, the PUCT issued an order requesting exceptions on the PFD and stipulation and announced it would take both into consideration in making its decision in this proceeding.  It is anticipated that a final order will be issued in November 2005.  The PUCT order may or may not reflect the terms of the stipulation or the PFD.  The stipulation reflects a potential liability of approximately $25 million, which is consistent with the reserve that SPS accrued during the fourth quarter of 2004 related to this proceeding.  SPS believes this estimate is appropriate and sufficient.

Energy Legislation—The 2005 Texas Legislature passed and the Governor signed, effective June 18, 2005, a law establishing  statutory authority for electric utilities outside of the electric reliability council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments.  After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by FERC.  The PUCT will initiate a rulemaking for this process that is expected to take place largely in the first quarter of 2006.

New Mexico Fuel Review—On Jan. 28, 2005, the New Mexico Public Regulatory Commission (NMPRC) accepted the staff petition for a review of SPS’ fuel and purchased power cost.  The staff has requested a formal review of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004.  Several parties have requested to expand the issues in the case.  The NMPRC decided not to expand the case and address any additional issues in SPS’ fuel continuation case filed in August 2005.  Hearings in the fuel review case have been scheduled for April 2006.

New Mexico Fuel Factor Continuation Filing—The filing to continue the use of SPS’ FPPCAC was filed on Aug. 18, 2005.  This filing is required every two years pursuant to the NMPRC rules.  The filing proposes that the FPPCAC continue the current monthly factor cost recovery methodology.  Certain industrial customers have asked the NMPRC review SPS’ assignment of system average fuel cost to certain wholesale capacity sales.  Also they are asking that the NMPRC investigate the treatment of renewable energy credits and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.   Hearings have been scheduled for April 2006, and a NMPRC decision is expected in late 2006.

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

Clean Air Interstate and Mercury Rules—In March 2005, the Environmental Protection Agency (EPA) issued two significant new air quality rules.  The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule regulates mercury emissions from power plants for the first time.

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

•                  EPA excluded Oklahoma and Kansas from CAIR, but imposes CAIR’s burdens on plants in West Texas.  Emissions from West Texas must pass through Oklahoma and Kansas—and over power plants in those states that are not subject to the rule—before reaching the downwind cities the rule is designed to protect.

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

These cost estimates represent one potential scenario on how to comply with the CAIR, if West Texas is not excluded from CAIR.  There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

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

Cunningham Station Groundwater—Cunningham Station is a natural gas fired power plant constructed in the 1960’s and has 28 water wells installed on its water rights.  The well field provides water for boiler makeup, cooling water, and potable water.  Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release. The contamination was identified in wells located near the plant buildings.  The source of contamination is thought to be leakage from ponds that receive blowdown water from the plant.  In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination.  Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blowdown ponds through construction of a new lined pond, additional irrigation area to minimize percolation, and installation of additional wells to monitor groundwater quality.  On June 23, 2005, NMED issued a letter approving the corrective action plan.  The action plan is subject to continued compliance with New Mexico regulations and oversight by the NMED.  These actions are estimated to cost approximately $3.8 million through 2008.

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

Carbon Dioxide Emissions Lawsuit—On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit should be dismissed because it is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs have filed a notice of appeal.

Other Contingencies

The circumstances set forth in Note 11 to the consolidated financial statements in SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2004 and Note 2 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4.  Fuel Supply and Costs

SPS previously notified the DOE of reduced inventories of coal at its electric generating stations.  Delivery of coal from the Powder River Basin region in Wyoming has been disrupted by train derailments and other operational problems purportedly caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The BNSF Railway Co. (BNSF) and the Union Pacific Railroad (UPRR) jointly own the rail line.  The BNSF operates and maintains the rail line.  The Powder River Basin is a primary source of coal used by SPS in the operation of its two coal-fired electric generating stations.

BNSF and UPRR have indicated that repair and reconstruction of the deteriorated sections of rail track beds may take the balance of the year.  While BNSF and UPRR have begun to repair the rail beds, they continue to work with SPS in identifying options in the interim to increase the rate of coal deliveries.  Additionally, SPS analyzed the magnitude, likelihood and effects of reduced coal deliveries to its generating stations and developed an interim plan to conserve coal.  The interim plan included temporarily modifying the dispatch of its coal-fired electric generating stations to conserve existing coal supplies.  SPS has increased power purchases from third parties and, where practicable, has increased the use of natural gas for electric generation to replace the coal-fired electric generation.  Also, SPS has contacted wholesale customers to identify options to reduce sales levels, if necessary.

The cost of purchased power and natural gas for electric generation is higher than that for coal-fired electric generation, and the use of these sources to replace coal-fired electric generation increased the price of electricity for retail and wholesale customers.

SPS has discussed this situation with the staffs of the regulatory commissions in Texas and New Mexico.

In Texas, fuel and purchased energy costs are recovered through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates.  If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT.  The regulations require surcharging of under-recovered amounts, including interest, when they exceed 4 percent of SPS’ annual fuel and purchased energy costs, as allowed by the PUCT, if the condition is expected to continue.  SPS expects to file a fuel surcharge to recover under-recovered costs in November 2005.

In New Mexico, increases and decreases in fuel and purchased energy costs, including deferred amounts, are recovered through a monthly fuel and purchased power clause with a two-month lag.  Wholesale customers, under the FERC jurisdiction also pay a monthly fuel cost adjustment calculated on actual fuel and purchased power costs in accordance with the FERC’s fuel clause regulations.

While SPS believes that it should be allowed to recover these higher costs, the ultimate success of recovery could significantly impact the 2005 financial results of SPS.

5.     Derivative Valuation and Financial Impacts

SPS records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in a non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. SFAS No. 133—“Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

SPS records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item identified as Derivative Instruments Valuation for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges

SPS has a minimal amount of short-term wholesale marketing activity designated as cash flow hedges. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled.  As of Sept. 30, 2005, SPS had no amounts accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of Sept. 30, 2005, SPS had net losses of $0.6 million in accumulated in Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.  There was no hedge ineffectiveness in the third quarter of 2005.

The impact of the components of hedges on SPS’ Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Millions of dollars)	2005	2004
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5.3)	$(7.2)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.8	0.9
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.2)	0.7
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(4.7)	$(5.6)

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consists of the following:

	Three months ended Sept. 30		Nine months ended Sept. 30
(Thousands of dollars)	2005	2004	2005	2004
Interest income	$1,745	$360	$2,457	$1,163
Gain on sale of assets	—	—	2,279	—
Other nonoperating income	23	15	992	434
Nonoperating expenses	(125)	(16)	(143)	(200)
Total interest and other income, net of nonoperating expenses	$1,643	$359	$5,585	$1,397

7.     Segment Information

SPS has one reportable segment.  SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $487.8 million and $390.1 million for the three months ended Sept. 30, 2005 and 2004.  Revenues from external customers were $1,181.5 million and $1,044.2 million for the nine months ended Sept. 30, 2005 and 2004.

8.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three month ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2005	2004	2005	2004
Net income	$28.2	$28.8	$59.8	$63.6
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 5)	1.0	(0.7)	0.8	0.9
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	(0.1)	0.2	(0.2)	0.7
Other comprehensive income (loss)	0.9	(0.5)	0.6	1.6
Comprehensive income	$29.1	$28.3	$60.4	$65.2

The accumulated comprehensive income in stockholder’s equity at Sept. 30, 2005 and 2004, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

9. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,115	$14,143	$1,671	$1,525
Interest cost	40,246	41,349	13,765	13,151
Expected return on plan assets	(70,290)	(75,690)	(6,425)	(5,812)
Amortization of transition (asset) obligation	—	(2)	3,645	3,644
Amortization of prior service cost (credit)	7,509	7,503	(545)	(544)
Amortization of net (gain) loss	1,705	(3,688)	6,562	5,412
Net periodic benefit cost (credit)	(5,715)	(16,385)	18,673	17,376
Settlements and curtailments	—	(223)	—	—
Credits not recognized due to the effects of regulation	4,842	10,480	—	—
Additional cost recognized due to the effects of regulation	—	—	972	973
Net benefit cost (credit) recognized for financial reporting	$(873)	$(6,128)	$19,645	$18,349

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,276)	$(2,801)	$1,714	$1,377

	Nine months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$45,345	$43,617	$5,013	$4,575
Interest cost	120,738	124,023	41,295	39,453
Expected return on plan assets	(210,048)	(227,222)	(19,275)	(17,438)
Amortization of transition (asset) obligation	—	(6)	10,934	10,934
Amortization of prior service cost (credit)	22,527	22,509	(1,634)	(1,634)
Amortization of net (gain) loss	5,115	(11,406)	19,685	16,238
Net periodic benefit cost (credit)	(16,323)	(48,485)	56,018	52,128
Settlements and curtailments	—	(926)	—	—
Credits not recognized due to the effects of regulation	14,526	29,225	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost (credit) recognized for financial reporting	$(1,797)	$(20,186)	$58,936	$55,046

SPS
Net benefit cost (credit) recognized for financial reporting	$(6,827)	$(8,383)	$5,140	$4,132

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

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation. At Sept. 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

SPS’ net income was approximately $59.8 million for the first nine months of 2005, compared with approximately $63.6 million for the first nine months of 2004.  The decrease is primarily due to a higher depreciation and operating and maintenance expenses, partially offset the gains on the sale of water rights.

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

SPS conducts an inconsequential amount of commodity trading.  Margins from commodity trading activity are partially redistributed to Northern States Power Company, a Minnesota corporation, and Public Service Company of Colorado, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Trading revenues are reported net of trading costs (i.e., on a margin basis) in the Consolidated Statements of Income.  Commodity trading costs include purchased power, transmission, broker fees and other related costs.

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

The following table details the revenue and margin for base electric utility and short-term wholesale activities:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Consolidated Total
Nine months ended Sept. 30, 2005
Electric utility revenue	$1,178	$3	$1,181
Electric fuel and purchased power	(803)	(3)	(806)
Gross margin before operating expenses	$375	$—	$375
Margin as a percentage of revenue	31.8%	0.0%	31.8%

Nine months ended Sept. 30, 2004
Electric utility revenue	$1,041	$3	$1,044
Electric fuel and purchased power	(668)	(2)	(670)
Gross margin before operating expenses	$373	$1	$374
Margin as a percentage of revenue	35.8%	33.3%	35.8%

The following summarizes the components of the changes in base electric revenue and base electric margin for the nine months ended Sept. 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004
Sales growth (excluding weather impact)	$8
Capacity sales	(7)
Fuel cost recovery	125
Transmission and other	11
Total base electric revenue increase	$137

Base Electric Margin

(Millions of dollars)	2005 vs. 2004
Sales growth (excluding weather impact)	$5
Capacity sales	(7)
Other	4
Total base electric margin increase	$2

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2005 vs. 2004
Higher pension and medical costs	$5
Higher outside legal costs	1
Higher plant overhaul costs	1
Total other utility operating and maintenance expense increase	$7

Depreciation and amortization expense increased by approximately $4.5 million, or 6.5 percent, for the first nine months of 2005, compared with the first nine months of 2004.  The increase is primarily due to plant additions and higher software amortization.

Other income increased by approximately $4.7 million, or 181 percent, for the first nine months of 2005, compared with the first nine months of 2004. The increase is primarily due to gains on the sale of water rights.

Income tax expense decreased by approximately $3.9 million for the first nine months of 2005, compared with the same period of 2004.  The decrease was primarily due to lower income levels and a decrease in plant-related regulatory items for 2005 as compared to 2004.  The effective tax rate was 37.2 percent for the first nine months of 2005, compared with 38.2 percent for the same period in 2004.

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

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  SPS has made certain changes in its internal controls over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 31, 2005.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer