Form 10-K
period 2005-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2006-02-28
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒  No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒

As of Feb. 24, 2006, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s 2006 Proxy Statement

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

JOA	Joint operating agreement among the Utility Subsidiaries
LDC	Local distribution company. A company or division that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or natural gas for ultimate consumption.
LIBOR	London Interbank Offered Rate
Mark-to-market	The process whereby an asset or liability is recognized at fair value.
MISO	Midwest Independent Transmission System Operator
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
RTO

Regional Transmission Organization. An independent entity, which is established to have “functional control” over a utility’s electric transmission systems, in order to provide non-discriminatory access to transmission of electricity.

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

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico. SPS is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity. SPS serves approximately 395,000 electric customers in portions of Texas, New Mexico, Oklahoma and Kansas. The wholesale customers served by SPS comprised approximately 38 percent of the total Kwh sales in 2005. A major portion of SPS’ retail electric operating revenues is derived from operations in Texas. In October 2005, SPS reached a definitive agreement to sell its delivery system operations in Oklahoma, Kansas and a small portion of Texas to Tri-County Electric Cooperative. The transaction, subject to regulatory approvals, is expected to be completed in 2006. Southwestern Public Service Capital I, a former special purpose financing trust of SPS, was dissolved in January 2004. SPS is a wholly owned subsidiary of Xcel Energy.

Xcel Energy was incorporated under the laws of Minnesota in 1909. Historically, Xcel Energy has been a registered holding company under the PUHCA. As a registered holding company, Xcel Energy, its utility subsidiaries and certain of its non-utility subsidiaries have been subject to extensive regulation by the SEC under PUHCA with respect to numerous matters, including issuances and sales of securities, acquisitions and sales of certain utility properties, payments of dividends out of capital and surplus, and intra-system sales of certain non-power goods and services. In addition, the PUHCA generally limited the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company.

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act), significantly changing many federal statutes and repealing PUHCA as of February 8, 2006. As part of the repeal of PUHCA, FERC was given more authority over the merger and acquisition of public utilities and more authority over the books and records of public utilities. Despite these increases in FERC’s authority, SPS believes that the repeal of PUHCA will lessen its regulatory burdens and give it more flexibility in the event it were to choose to expand its utility or non-utility businesses.

Besides repealing PUHCA, the Energy Act is also expected to have substantial long-term effects on energy markets, energy investment and regulation of public utilities and holding company systems by the FERC and DOE. FERC and DOE are in various stages of rulemaking in implementing the Energy Act. While the precise impact of these rulemakings cannot be determined at this time, SPS generally views the Energy Act as legislation that will enhance the utility industry going forward.

In 2005, Xcel Energy’s continuing operations included the activity of four wholly owned utility subsidiaries, including SPS, that serve electric and natural gas customers in 10 states. The other utility subsidiaries are NSP-Minnesota, NSP-Wisconsin and PSCo. These utilities serve customers in portions of Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas and Wisconsin.

ELECTRIC UTILITY OPERATIONS

Overview

Utility Industry Growth — SPS intends to focus on growing through investments in electric rate base to meet growing customer demands and to maintain or increase reliability and quality of service to customers and through rate case filings with state and federal regulators to increase rates congruent with increasing costs of operations associated with such investments.

Utility Restructuring and Retail Competition — The structure of the utility industry has been subject to change. Merger and acquisition activity has been significant as utilities combined to capture economies of scale or establish a strategic niche in preparing for the future. Beginning in the late 1990s, many states began studying or implementing some form of retail electric utility competition. Much of Texas has implemented retail competition, but it is presently limited to utilities within the Electric Reliability Council of Texas, which does not include SPS. Under current law, SPS can file a plan to implement competition, subject to regulatory approval, in Texas on or after Jan. 1, 2007. However, SPS has no plan to implement retail competition in its service area.

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

FERC Rules Implementing Energy Act - As noted previously, the Energy Act repealed PUHCA effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since Aug. 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects, including:

•                  Adopting new regulations to implement the Energy Act repeal of PUHCA by establishing rules for accounting procedures for holding company systems, including cost allocation rules for transactions between companies within a holding company system;

•                  Adopting new regulations to implement changes to the FERC’s merger and asset transfer authority under Section 203 of the Federal Power Act;

•                  Adopting new “market manipulation regulations” prohibiting any “manipulative or deceptive device or contrivance” in wholesale natural gas and electricity commodity and transportation or transmission markets and interpreting this standard in a manner consistent with Rule 10b-5 of the SEC; violations are subject to potential civil penalties of up to $1 million per day;

•                  Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary North American Electric Reliability Council (NERC) structure, and requiring the ERO to establish mandatory reliability standards and imposition of financial or other penalties for violations of adopted standards; NERC is expected to apply to become designated as the ERO later in 2006;

•                  Adopting rules to implement changes to the Public Regulatory Policy Act of 1978 (PURPA) to allow utility ownership of QFs and strengthening the thermal energy requirements for entities seeking to be QFs;

•                  Proposing rules that would allow a utility to seek to eliminate its mandatory QF power purchase obligation for utilities in organized wholesale energy markets;

•                  Proposing rules to establish incentives for investment in new electric transmission infrastructure.

SPS generally supports the regulations adopted or proposed by FERC to date, but cannot predict the ultimate impact the new regulations will have on its operations or financial results.

Market Based Rate Authority — The FERC regulates the wholesale sale of electricity. In order to obtain market-based rate authorization from the FERC, utilities such as SPS are required to submit analyses demonstrating whether they have market power in the relevant markets. SPS was previously granted market-based rate authority by the FERC. However, the FERC has subsequently modified its standards making it more difficult for utilities to demonstrate that they do not have market power and thus more difficult to obtain market-based rate authority, particularly in their own service territories.

On Feb. 7, 2005, Xcel Energy on behalf of itself and the Utility Subsidiaries filed an updated market-power analysis that applied FERC’s new standards. This analysis demonstrated that SPS passed the pivotal supplier analysis in its own control area and all adjacent markets, but that it failed the market share analysis in its own control area.

In June 2005, the FERC initiated a proceeding to investigate SPS’ market-based rate authority within its own control area. The refund effective date that has been set as part of that investigation for such sales is Aug. 12, 2005. The FERC required that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order. The latter compliance filing was submitted on July 5, 2005.

On Aug. 1, 2005, SPS submitted a filing to withdraw its market-based rate authority with respect to sales within its control area. As part of that filing, SPS proposed to charge existing cost-based rates for sales into its control area. In October 2005, SPS filed revised tariff sheets to reflect that limitation on its market-based rate authority. Certain intervenors are still contending that the FERC must hold an investigation regarding SPS’ market power and the rates that SPS is proposing to charge where it has relinquished market-based rate authority. The matter is pending before the FERC.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO. SPS is a member of the SPP, which proposes to begin RTO operations on May 1, 2006. SPS has been a member of SPP’s regional transmission tariff since 2001. Each RTO separately files for regional transmission tariff rates for approval by FERC. All members within that RTO are then subjected to those rates. SPS has not yet filed for state regulatory authorization in New Mexico to transfer functional control of its transmission system to the SPP RTO.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT regulates SPS’ Texas operations as an electric utility and has jurisdiction over its retail rates and services. The municipalities in which SPS operates in Texas have jurisdiction over SPS’ rates in those communities. The NMPRC has jurisdiction over the issuance of securities. The NMPRC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services and construction of transmission or generation in their respective states. SPS is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. SPS has received authorization from the FERC to make wholesale electricity sales at market-based prices, however, as discussed previously, SPS has filed to withdraw its market-based rate authority with respect to sales in its own control area.

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

PUCT regulations require periodic examination of SPS’ fuel and purchased energy costs, the efficiency of the use of such fuel and purchased energy, fuel acquisition and management policies and purchase energy commitments. Under the PUCT’s regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS’ electric generation and fuel management activities. SPS is scheduled to file for review and reconciliation of its 2004-2005 cost at the end of May 2006.

The NMPRC regulations provide for a fuel and purchased power cost adjustment clause for SPS’ New Mexico retail jurisdiction. SPS files monthly and annual reports of its fuel and purchased power costs with the NMPRC. The NMPRC authorized SPS to implement a monthly adjustment factor.

SPS recovers fuel and purchased energy costs from its wholesale customers through a fuel cost adjustment clause accepted for filing by the FERC.

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability, telephone response and abandoned call performance targets. If these targets are not met, SPS is required to make refunds to its customers of up to $950,000 per year. As of Dec. 31, 2005, SPS accrued $800,000 to reflect the expected refund obligation for those measures.

Pending and Recently Concluded Regulatory Proceedings - FERC

PSCo and SPS FERC Transmission Rate Case — On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and PSCo an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. The net increase in annual revenues proposed was $4.7 million, of which $1.7 million is attributable to SPS. The FERC suspended the filing and delayed the effective date of the proposed increase to June 1, 2005. The interim rates went into effect on June 1, 2005, subject to refund. On Feb. 6, 2006, the parties in the proceeding submitted to the settlement judge an uncontested offer of settlement that contains stated rates for SPS, with the opportunity to file revised rates effective Oct. 1, 2006, by which time the SPP is expected to have filed a regional formula transmission rate mechanism similar to MISO. The settlement results in a $1.1 million SPS rate increase effective June 2005. The offer of settlement is pending FERC approval.

SPS Wholesale Rate Complaints — In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel cost adjustment clause calculations. In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective Jan. 1, 2005. Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause. The FERC set the proposed rate changes into effect on Jan. 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding. The FERC set the consolidated proceeding for hearing and settlement judge procedures, which were terminated when the parties could not reach a settlement. A hearing judge has been appointed by the FERC. Hearings started on Feb. 24, 2006 and are expected to last several weeks.

On Sept. 15, 2005, Public Service Company of New Mexico (PNM) filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous fuel clause calculations. PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit. SPS submitted a response to PNM’s complaint in October 2005. In November 2005, the FERC accepted PNM’s complaint, set it for hearing, suspended hearings and set the matter for settlement judge procedures.

SPS Wholesale Power Base Rate Application — In December 2005, SPS filed at the FERC for a $4.1 million annual increase in wholesale power rates for many of its requirements and interruptible capacity wholesale customers. In January 2006, the FERC issued an order conditionally accepting and suspending the proposed rates until July 1, 2006, establishing hearing and settlement judge procedures.

Southwest Power Pool (SPP) Restructuring — SPS is a member of the SPP regional reliability council, and SPP acts as transmission tariff administrator for the SPS system. In October 2003, SPP filed for FERC authorization to transform its operation into an RTO. On Oct. 1, 2004, the FERC issued an order granting the SPP status as an RTO. SPS is required to obtain Kansas and NMPRC approval before it can transfer functional control of its electrical transmission system to SPP. When SPP begins RTO operations and SPS obtains all required approvals, SPS will be required to transfer functional control of its electric transmission system to SPP and take all transmission services, including services required to serve retail native loads, under the SPP regional tariff.

SPP Energy Imbalance Service - On June 15, 2005, SPP filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate FTRs, to be effective Mar. 1, 2006. On July 15, 2005, Xcel Energy filed a protest addressing the EIS market proposal and urging FERC to reject the proposal and provide guidance to SPP in its effort to design and implement a fully functional Day 2 market for the SPP region to avoid “seams” between the MISO and SPP regions. On Sept. 19, 2005, FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to MISO. On Jan. 4, 2006, SPP filed a revised EIS market proposal, to be effective May 1, 2006. On Jan. 25, 2006, Xcel Energy protested the revised EIS market proposal, requesting that FERC find SPP’s proposal as incomplete and deficient even as a limited market, and reject it on that basis. A final FERC decision is expected later in 2006. SPS has not yet requested NMPRC or PUCT approval regarding accounting and ratemaking treatment of EIS costs.

Pending and Recently Concluded Regulatory Proceedings - PUCT

SPS Texas Retail Fuel Cost Reconciliation – Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor. In May 2004, SPS filed with PUCT its periodic request for fuel and purchased power cost recovery for January 2002 through December 2003. SPS requested approval of approximately $580 million of Texas-jurisdictional fuel and purchased power costs for the two-year period. Intervenor testimony contained objections to SPS’ methodology for assigning average fuel costs to certain wholesale sales, among other things. Recovery of $49 million to $86 million of the requested amount was contested by multiple intervenors.

In 2005, SPS entered into a non-unanimous stipulation with the PUCT staff and several of the intervenors. The stipulation provided reasonable regulatory certainty for SPS on all key issues raised in this proceeding. On Dec. 19, 2005, the PUCT issued an order approving the stipulation. The stipulation reflects a liability of approximately $25 million, which was accrued in 2004. An additional accrual of $4 million was recorded in 2005 to reflect the impact of the order through Dec. 31, 2005. Under the terms of the stipulation, SPS will file a Texas base rate case and its next fuel reconciliation application by the end of May 2006.

Energy Legislation - The 2005 Texas Legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the electric reliability council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments. After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by FERC. The PUCT will initiate a rulemaking for this process that is expected to take place largely in the first quarter of 2006.

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

Pending and Recently Concluded Regulatory Proceedings - NMPRC

New Mexico Fuel Review - On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’ fuel and purchased power cost. The staff requested a formal review of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) for the period of October 2001 through August 2004. Hearings in the fuel review case have been scheduled for April 2006.

New Mexico Fuel Factor Continuation Filing - The filing to continue the use of SPS’ FPPCAC was made on Aug. 18, 2005. This filing is required every two years pursuant to the NMPRC rules. The filing proposes that the FPPCAC continue the current monthly factor cost recovery methodology. Certain industrial customers have asked the NMPRC to review SPS’ assignment of system average fuel cost to certain wholesale capacity sales. Customers have also asked the NMPRC to investigate the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause. Hearings have been scheduled for April 2006, and a NMPRC decision is expected in late 2006.

Capacity and Demand

The uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2006, assuming normal weather, are listed below.

	System Peak Demand (in MW)
	2003	2004	2005	2006 Forecast
SPS	4,661	4,679	4,667	4,603

The peak demand for the SPS system typically occurs in the summer. The 2005 uninterrupted system peak demand for SPS occurred on July 25, 2005.

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

SPS also makes short-term firm and non-firm purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to provide the utility’s reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

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

SPS Generating	Coal		Natural Gas		Average Fuel
Plants	Cost	Percent	Cost	Percent	Cost

2005	$1.32	68%	$7.77	32%	$3.38
2004	$1.20	69%	$5.74	31%	$2.60
2003*	$0.93	73%	$5.24	27%	$2.10

*The lower 2003 SPS coal costs reflect a prior period fuel credit adjustment. The normalized cost per MMBtu was approximately $1.14.

See additional discussion of fuel supply and costs under Risks Associated with Our Business under Item 1A.

Fuel Sources  — SPS purchases all of its coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO, Inc. in the form of crushed, ready-to-burn coal delivered to the plant bunkers. TUCO, in turn, arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to the plant bunkers to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters, and handlers. For the Harrington station, the coal supply contract with TUCO expires Dec. 31, 2016. For the Tolk station, the coal supply contract with TUCO expires Dec. 31, 2017.  At Dec. 31, 2005, coal supplies at the Harrington and Tolk sites were approximately 36 and 40 days supply, respectively. TUCO has coal supply agreements to supply 100 percent of the projected 2006 requirements for Harrington and Tolk stations. TUCO has long-term contracts for supply of coal in sufficient quantities to meet the primary needs of the Harrington and Tolk stations.

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

SPS Electric Operating Statistics

	Year Ended Dec. 31,
	2005		2004		2003
Electric sales (Millions of Kwh)
Residential	3,435		3,361		3,294
Commercial and Industrial	12,806		12,429		12,245
Public Authorities and Other	550		557		556
Total Retail	16,791		16,347		16,095
Sales for Resale	10,212		8,949		10,071
Total Energy Sold	27,003		25,296		26,166

Number of customers at end of period
Residential	311,182		311,473		311,223
Commercial and Industrial	77,505		77,538		77,377
Public Authorities and Other	5,982		5,868		5,829
Total Retail	394,669		394,879		394,429
Wholesale	45		58		72
Total Customers	394,714		394,937		394,501

Electric revenues (Thousands of Dollars)
Residential	$267,988		$232,271		$209,227
Commercial and Industrial	729,515		603,303		519,194
Public Authorities and Other	39,927		33,724		32,267
Total retail	1,037,430		869,298		760,688
Wholesale	556,746		440,303		378,344
Other Electric Revenues	33,068		24,174		62,305
Total Electric Revenues	$1,627,244		$1,333,775		$1,201,337

Kwh Sales per Retail Customer	42,545		41,397		40,806
Revenue per Retail Customer	$2,628.61		$2,201.43		$1,928.58
Residential Revenue per Kwh	7.80	¢	6.91	¢	6.35	¢
Commercial and Industrial Revenue per Kwh	5.70	¢	4.85	¢	4.24	¢
Wholesale Revenue per Kwh	5.45	¢	4.92	¢	3.76	¢

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

SPS strives to comply with all environmental regulations applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon its operations. For more information on environmental contingencies, see Note 11 to the Financial Statements and the matter discussed below.

EMPLOYEES

The number of full-time SPS employees on Dec. 31, 2005 was 1,041. Of these full-time employees, 733, or 70 percent, are covered under collective bargaining agreements. See Note 7 to the Financial Statements for further discussion. Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, provide services to SPS.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers

We are subject to comprehensive regulation by federal and state utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The state utility commissions regulate many aspects of our operations including siting and construction of facilities, customer service and the rates that we can charge customers.

Our profitability is dependent on our ability to recover costs related to providing energy and utility services to our customers. We currently provide service at rates approved by several regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that a regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Although we believe that the current regulatory environment applicable to our business would permit us to recover the costs of our utility services, it is possible that there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

The FERC has jurisdiction over wholesale rates for electric transmission service and electric energy sold at wholesale in interstate commerce, hydro facility licensing and certain of our other activities. Federal, state and local agencies also have jurisdiction over many of our other activities, including regulation or retail rates and environmental matters.

We are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations.

We are subject to commodity price risk, credit risk and other risks associated with energy markets.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and, accordingly, are subject to commodity price risk, credit risk and other risks associated with these activities.

We are exposed to market and credit risks in our generation, distribution, commodity acquisition, short-term wholesale and commodity trading activities.  To minimize the risk of market price fluctuations and product availability, we enter into physical and financial contracts to hedge both price and availability risk associated with purchase and sale commitments, fuel requirements and inventories of coal, natural gas, fuel oil and energy and energy related products.  However, these contracts do not completely eliminate risks, including commodity price changes, market supply shortages, credit risk and interest rate changes. The impact of these variables could result in our inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales commitments or increased interest expense.

Credit and performance risk includes the risk that counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

We mark commodity trading derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which causes earnings variability. Quoted market prices are utilized in determining the value of these derivative commodity instruments.  For positions for which market prices are not available, we utilize models based on forward price curves. These models incorporate estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations. Actual experience can vary significantly from these estimates and assumptions.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations affecting many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the management of wastes and hazardous substances.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to perform environmental remediations and to install pollution control equipment at our facilities.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We must pay all or a portion of the cost to remediate sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2005, these sites included:

• the site of former manufactured gas plants operated by us or our predecessors and

• third party sites, such as landfills, to which we are alleged to be a potentially responsible party that sent hazardous materials and   wastes.

In addition, we cannot assure you that existing environmental laws or regulations will not be revised or that new laws or regulations seeking to protect the environment will not be adopted or become applicable to us or that we will not identify in the future conditions that will result in obligations or liabilities under existing environmental laws and regulations.  Revised or additional laws or regulations which result in increased compliance costs or additional operating restrictions, or currently unanticipated costs or restrictions under existing laws or regulations, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

Recession, grid disturbances, acts of war or terrorism could negatively impact our business.

The consequences of a prolonged recession and adverse market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. We cannot predict the impact of any economic slowdown or fluctuating energy prices. However, such impact could have a material adverse effect on our financial condition and results of operations.

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event (severe storm, generator or transmission facility outage) on a neighboring system or the actions of a neighboring utility, similar to the Aug. 14, 2003 black-out in portions of the eastern U.S. and Canada. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results of operations.

The conflict in Iraq and any other military strikes or sustained military campaign may affect our operations in unpredictable ways and may cause changes in the insurance markets, force us to increase security measures and cause disruptions of fuel supplies and markets, particularly with respect to natural gas and purchased energy. The possibility that infrastructure facilities, such as electric generation, transmission and distribution facilities, would be direct targets of, or indirect casualties of, an act of war may affect our operations. War and the possibility of further war may have an adverse impact on the economy in general. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets as a result of war may also affect our ability to raise capital.

Further, like other operators of major industrial facilities, our generation plants, fuel storage facilities and transmission and distribution facilities may be targets of terrorist activities that could result in disruption of our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material adverse effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for our plants, such as additional physical plant security and additional security personnel.

The insurance industry has also been affected by these events.  To date, we have been able to obtain insurance at satisfactory levels and terms; however, the availability of insurance covering risks we and our competitors typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Reduced coal availability could negatively impact our business.

SPS’ coal generation portfolio is heavily dependent on coal supplies located in the Powder River Basin of Wyoming.  All of our annual coal requirement comes from this area. Coal generation comprises approximately 68 percent of our annual generation.  In the first half of 2005, we began experiencing disruptions in our coal deliveries from the Powder River Basin, which continued throughout the year and are expected to continue at least through part of 2006.  In response to these disruptions SPS mitigated the impact of reduced coal deliveries, by modifying the dispatch of certain facilities to conserve coal inventories. While we have secured under contract 100 percent of our anticipated 2006 coal requirements, we cannot predict with any certainty the likelihood of receiving the required coal.  The ultimate impact of coal availability cannot be fully assessed at this time, but could impact our future results.

Rising energy prices could negatively impact our business.

A variety of market factors have contributed to higher natural gas prices.  The direct impact of these higher costs is generally mitigated for SPS through recovery of such costs from customers through various fuel cost recovery mechanisms.  However, higher fuel costs could significantly impact the results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on SPS’ results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases are expected to have an impact on the cash flows of SPS.  SPS is unable to predict the future natural gas prices or  the ultimate impact of such prices on its results of operations or cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric utility business is a seasonal business and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. We expect that unusually mild winters and summers would have an adverse effect on our financial condition and results of operations.

Increasing costs associated with our defined benefit retirement plans, health care plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our earnings and funding requirements.  Based on our assumptions at Dec. 31, 2005 and assuming continuation of the current federal interest rate relief beyond 2005, in order to maintain required funding levels for our pension plans, we do not expect to make required future contributions.  However, it is our practice to make voluntary contributions to maintain more prudent funding levels than minimally required.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  Therefore, contributions could be required in the future.

In addition to the costs of our retirement plans, the costs of providing health care benefits to our employees and retirees have increased substantially in recent years.  We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise.  The increasing costs and funding requirements with our defined benefit retirement plan, health care plans and other employee benefits may adversely affect our results of operations, financial position, or liquidity.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot assure you that any of our current ratings or those of our affiliates will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Adverse developments at our affiliates could have an impact on our credit ratings.  Any future downgrade could increase the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.  Any downgrade could also lead to higher long-term borrowing costs.

As we are a subsidiary of Xcel Energy, we may be negatively affected by events at Xcel Energy and its affiliates.  If Xcel Energy were to become obligated to make payments under various guarantees and bond indemnities or to fund its other contingent liabilities, or if Xcel Energy’s credit ratings and access to capital were restricted, this could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

As of Dec. 31, 2005, the Xcel Energy holding company had approximately $5.9 billion of long-term debt and $1.6 million of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.  Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2005, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $52.4 million and no known exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2005, was approximately $132.9 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  Xcel Energy believes that the exposure is significantly less than the total amount of bonds outstanding.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek, within certain regulatory and other limitations and the limitations provided by corporate law, additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s credit rating below investment grade, Xcel Energy may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy part or potentially all of these exposures.  If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s debt securities below investment grade, it would increase Xcel Energy’s cost of capital and restrict its access to the capital markets.  This could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such even were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We rely on Xcel Energy Services Inc., a subsidiary service company of Xcel Energy, for many administrative services.  If Xcel Energy were to experience severe financial difficulties, it could temporarily disrupt the provision of these services or require us to provide these services ourselves, at potentially greater cost.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise, within certain regulatory and other limitations and the limitations provided by corporate law, substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

Our board of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to the following:

•      our payment of dividends;

•      decisions on our financings and our capital raising activities;

•      mergers or other business combinations; and

•      our acquisition or disposition of assets.

We have historically paid quarterly dividends to Xcel Energy.  In 2005, 2004 and 2003 we paid $83.3 million, $93.6 million and $97.1 million of dividends to Xcel Energy, respectively.  Our board of directors could decide to increase dividends, within the limitations of our approved capital structure, financial covenants and credit rating objectives, to Xcel Energy to support its cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1 B — Unresolved SEC Staff Comments

None

Item 2 — Properties

Station, City and Unit	Fuel	Installed	Summer 2005 Net Dependable Capability (MW)
Steam
Harrington – Amarillo, TX
3 Units	Coal	1976 - 1980	1,066
Tolk – Muleshoe, TX
2 Units	Coal	1982 - 1985	1,080
Jones – Lubbock, TX
2 Units	Natural Gas	1971 - 1974	486
Plant X – Earth, TX
4 Units	Natural Gas	1952 - 1964	442
Nichols – Amarillo, TX
3 Units	Natural Gas	1960 - 1968	457
Cunningham – Hobbs, NM
2 Units	Natural Gas	1957 - 1965	267
Maddox – Hobbs, NM	Natural Gas	1983	118
CZ-2–Pampa, TX	Purchased Steam	1979	26
Moore County – Amarillo, TX	Natural Gas	1954	48

Gas Turbine
Carlsbad – Carlsbad, NM	Natural Gas	1977	13
CZ-1–Pampa, TX	Hot Nitrogen	1965	13
Maddox – Hobbs, NM	Natural Gas	1983	65
Riverview – Electric City, TX	Natural Gas	1973	23
Cunningham – Hobbs, NM
2 Units	Natural Gas	1998	220

Diesel
Tucumcari – NM
6 Units		1941 - 1968	—
Total			4,324

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2005:

Conductor Miles
345 KV	5,139
230 KV	9,408
115 KV	10,918
Less than 115 KV	22,519

SPS had 465 electric utility transmission and distribution substations at Dec. 31, 2005.

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Other Matters

For more discussion of legal claims and environmental proceedings, see Note 11 to the Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1, incorporated by reference.

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

SPS had dividend restrictions imposed by state regulatory commissions and debt agreements limiting the amount of dividends SPS can pay to Xcel Energy. These restrictions included, but may not have been limited to, the following:

•    maintenance of a minimum equity ratio of 30 percent;

•    payment of dividends only from retained earnings; and

•    debt covenant restriction under the credit agreement for the debt to total capital ratio.

Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts.

The dividends declared during 2005 and 2004 were as follows:

Quarter Ended
(Thousands of Dollars)
March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
$21,269	$20,058	$19,496	$20,395

March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
$23,547	$23,072	$23,044	$22,442

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

Forward Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of SPS during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the respective accompanying Financial Statements and Notes to the Financial Statements.

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

•    regulation; and

•    the other risk factors listed from time to time by SPS in reports filed with the SEC, including Exhibit 99.01 to this Annual Report on Form 10-K for the year ended Dec. 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SPS’ net income was approximately $62.4 million for 2005, compared with approximately $54.9 million for 2004.

Electric Utility, Short-Term Wholesale and Commodity Trading Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not significantly affect electric margin.

SPS has two distinct forms of wholesale sales:  short-term wholesale and commodity trading.  Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from SPS’ generation assets and energy and capacity purchased to serve native load.  Commodity trading is not associated with SPS’ generation assets or the energy and capacity purchased to serve native load.

SPS conducts an inconsequential amount of commodity trading.  Margins from commodity trading activity are partially redistributed to NSP-Minnesota and PSCo pursuant to the JOA approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Trading revenues, as discussed in Note 1 to the Financial Statements, are reported net of trading costs (i.e., on a margin basis) in the Statements of Income.  Commodity trading costs include fuel, purchased power, transmission and other related costs.  The following table details base electric utility and short-term wholesale activities:

	Electric Utility	Short-Term Wholesale	Totals
	(Millions of Dollars)
2005
Electric utility revenue	$1,621	$6	$1,627
Electric fuel and purchased power	(1,142)	(6)	(1,148)
Gross margin before operating expenses	$479	$—	$479
Margin as a percentage of revenue	29.5%	—%	29.4%

2004
Electric utility revenue	$1,330	$3	$1,333
Electric fuel and purchased power	(874)	(3)	(877)
Gross margin before operating expenses	$456	$—	$456
Margin as a percentage of revenue	34.3%	—%	34.2%

The following summarizes the components of the changes in base electric revenue and base electric margin for the year ended Dec. 31:

Base Electric Revenue

(Millions of Dollars)	2005 vs 2004
Fuel cost recovery	$246
Sales growth (excluding weather impact)	11
Firm wholesale	(4)
Texas fuel reconciliation settlement	21
Estimated impact of weather	4
Regulatory accruals and other	13
Total base electric revenue increase	$291

Base Electric Margin

(Millions of Dollars)	2005 vs 2004
Firm wholesale	$5
Sales growth (excluding weather impact)	8
Estimated impact of weather	3
Texas fuel reconciliation settlement	21
Under-recovery (timing) of fuel costs	(6)
Regulatory accruals and other	(8)
Total base electric margin increase	$23

Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is subject to periodic approval by the PUCT.

Non-Fuel Operating Expense and Other Costs — The following summarizes the components of the changes in other utility operating and maintenance expense for the year ended Dec. 31:

(Millions of Dollars)	2005 vs 2004
Higher employee benefit costs	$4
Higher bad debt costs	2
Higher outside legal costs	2
Total other utility operating and maintenance expense increase	$8

Depreciation and amortization expense increased by approximately $4.4 million, or 4.8 percent, for 2005 compared with 2004, primarily due to plant additions and software amortization.

Taxes (other than income taxes) decreased by approximately $0.6 million, or 1.2 percent, for 2005 compared with 2004, primarily due to the receipt of the updated annual Texas franchise tax apportionment.

Interest and other income increased by $3.1 million, for 2005 compared with 2004, primarily due to a $2.2 million gain on the sale of water rights.

Interest charges and financing costs increased by approximately $0.4 million, or 0.8 percent, for 2005 compared with 2004. The increase is primarily due to increased borrowing under a five-year credit facility.

Income taxes increased by approximately $6.5 million in 2005, compared with 2004. The increase was primarily due to higher income levels.  The effective tax rate was 37.7 percent for the year ended Dec. 31, 2005, compared with 36.3 percent for the same period in 2004. The lower effective tax rate in 2004 was primarily due to lower income levels and income tax benefits recorded in 2004 related to successful resolution of audit issues and other adjustments to current and deferred taxes.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  These risks, as applicable to SPS, are discussed in further detail below.

Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products, and for various fuels used in the generation and distribution activities.  Commodity price risk is also managed through the use of financial derivative instruments.  SPS’ risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity-marketing activities, including the purchase and sale of capacity, energy and energy related instruments. These marketing activities are primarily focused on specific regions where market knowledge and experience have been obtained. SPS’ risk-management policy allows management to conduct the marketing activities within approved guidelines and limitations as approved by the company’s risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Certain contracts within the scope of these activities qualify for hedge accounting treatment under SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).

See Note 9 to the Financial Statements for a discussion of the hedging contracts of SPS.

SPS did conduct limited commodity trading activities during 2005.  However, the quantity and duration of activity had no material impact on the reported VaR for the short-term wholesale and commodity trading activities for Xcel Energy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

SPS may engage in hedges of cash flow exposure.  The fair value of interest rate swaps designated as cash flow hedges is initially recorded in Other Comprehensive Income.  Reclassification of unrealized gains or losses on cash flow hedges of variable rate debt instruments from Other Comprehensive Income into earnings occurs as interest payments are accrued on the debt instrument, and generally offsets the change in the interest accrued on the underlying variable rate debt.  Hedges of fair value exposure are entered into to hedge the fair value of a recognized asset, liability or firm commitment.  Changes in the derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair values of related hedged assets, liabilities or firm commitments.  To test the effectiveness of such swaps, a hypothetical swap is used to mirror all the critical terms of the underlying debt and regression analysis is utilized to assess the effectiveness of the actual swap at inception and on an ongoing basis, if required.  The fair value of interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes.  There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

At Dec. 31, 2005 and 2004, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $0.7 million and $0.2 million, respectively.  See Note 9 to the Financial Statements for a discussion of SPS’ interest rate swaps.

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

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, common stockholder’s equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2006

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2005	2004	2003

Operating revenues	$1,627,244	$1,333,775	$1,201,337

Operating expenses
Electric fuel and purchased power	1,148,298	877,273	709,951
Operating and maintenance expenses	190,062	181,812	174,876
Depreciation and amortization	96,322	91,919	87,468
Taxes (other than income taxes)	47,254	47,848	46,999
Total operating expenses	1,481,936	1,198,852	1,019,294

Operating income	145,308	134,923	182,043

Interest and other income - net (see Note 8)	5,022	1,919	1,707
Allowance for funds used during construction – equity	2,035	1,086	2,910

Interest charges and financing costs
Interest charges — including financing costs of $6,121, $6,518 and $6,987, respectively	54,084	53,528	48,304
Allowance for funds used during construction – debt	(1,897)	(1,736)	(1,450)
Distributions on redeemable preferred securities of subsidiary trust	—	—	6,172
Total interest charges and financing costs	52,187	51,792	53,026

Income before income taxes	100,178	86,136	133,634
Income taxes	37,750	31,233	51,341
Net income	$62,428	$54,903	$82,293

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS

(Thousand of Dollars)

	Year Ended Dec. 31
	2005	2004	2003

Operating activities
Net income	$62,428	$54,903	$82,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,643	100,445	95,291
Deferred income taxes	62,588	27,469	13,620
Amortization of investment tax credits	(250)	(250)	(250)
Allowance for equity funds used during construction	(2,035)	(1,086)	(2,910)
Change in recoverable electric energy costs	(68,311)	(30,614)	(32,987)
Change in accounts receivable	(16,919)	(369)	4,924
Change in unbilled revenues	(19,101)	984	(10,254)
Change in inventories	(3,339)	(1,020)	2,173
Change in other current assets	982	(1,511)	(2,211)
Change in accounts payable	7,104	52,753	17,533
Change in other current liabilities	1,651	(40,530)	278
Change in other assets	(15,826)	(17,617)	(19,581)
Change in other liabilities	1,685	20,558	(944)
Net cash provided by operating activities	114,300	164,115	146,975

Investing activities
Capital/construction expenditures	(126,138)	(122,879)	(106,138)
Allowance for equity funds used during construction	2,035	1,086	2,910
Other investments	1,834	3,751	728
Net cash used in investing activities	(122,269)	(118,042)	(102,500)

Financing activities
Short-term borrowings — net	49,000	36,000	—
Proceeds from issuance of long-term debt	—	—	98,983
Borrowings under 5-year unsecured credit facility	377,500	—	—
Repayments under 5-year unsecured credit facility	(377,500)	—	—
Repayment of trust preferred securities	—	—	(100,000)
Capital contributions from parent	51,635	1,712	2,789
Dividends paid to parent	(83,264)	(93,649)	(97,078)
Net cash provided by (used in) financing activities	17,371	(55,937)	(95,306)

Net increase (decrease) in cash and cash equivalents	9,402	(9,864)	(50,831)
Cash and cash equivalents at beginning of year	5	9,869	60,700
Cash and cash equivalents at end of year	$9,407	$5	$9,869

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$51,382	$46,450	$37,688
Cash paid for income taxes (net of refunds received)	$(39,998)	$29,692	$36,043

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,407	$5
Accounts receivable — net of allowance for bad debts: $2,658 and $2,844, respectively	90,049	66,445
Accounts receivable from affiliates	21,303	2,273
Accrued unbilled revenues	81,370	62,269
Recoverable electric energy costs	148,351	80,040
Materials and supplies inventories — at average cost.	17,701	14,403
Fuel inventory — at average cost	3,038	2,997
Derivative instruments valuation — at market	22,507	8,381
Prepayments and other	5,920	6,902
Total current assets	399,646	243,715

Property, plant and equipment, at cost:
Electric utility plant	3,305,997	3,291,086
Construction work in progress	69,657	65,848
Total property, plant and equipment	3,375,654	3,356,934
Less accumulated depreciation	(1,391,905)	(1,398,497)
Net property, plant and equipment	1,983,749	1,958,437

Other assets:
Prepaid pension asset	143,309	132,757
Regulatory assets	89,214	93,067
Derivative instruments valuation-at market	89,642	52,431
Other investments	8,068	9,902
Deferred charges and other	3,948	4,819
Total other assets	334,181	292,976
Total assets	$2,717,576	$2,495,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$500,000	$—
Short-term debt	85,000	36,000
Accounts payable	148,159	139,311
Accounts payable to affiliates	9,774	14,105
Taxes accrued	27,123	901
Accrued interest	10,165	10,098
Dividends payable to parent	20,395	22,442
Deferred income taxes	38,773	7,878
Derivative instruments valuation — at market	26,933	14,772
Other	19,186	18,109
Total current liabilities	885,508	263,616

Deferred credits and other liabilities:
Deferred income taxes	466,415	438,276
Regulatory liabilities	145,931	135,881
Derivative instruments valuation-at market	45,457	22,449
Deferred investment tax credits	3,466	3,716
Benefit obligations and other	30,785	24,817
Total deferred credits and other liabilities	692,054	625,139

Commitments and contingencies (see Note 11)
Long-term debt	325,776	825,462
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Premium on common stock	467,465	415,830
Retained earnings	351,640	370,430
Accumulated other comprehensive loss	(4,867)	(5,349)
Total common stockholder’s equity	814,238	780,911
Total liabilities and equity	$2,717,576	$2,495,128

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

	Common Stock		Premium on	Retained	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Common Stock	Earnings	Income (Loss)	Equity

Balance at Dec. 31, 2002	100	$—	$411,329	$421,976	$(4,595)	$828,710

Net income				82,293		82,293
Net derivative instrument fair value changes during the period, net of tax of $1,501					(2,660)	(2,660)
Comprehensive income for 2003						79,633
Common dividends declared to parent				(96,637)		(96,637)
Contribution of capital by parent			2,789			2,789
Balance at Dec. 31, 2003	100	$—	$414,118	$407,632	$(7,255)	$814,495

Net income				54,903		54,903
Net derivative instrument fair value changes during the period, net of tax of $1,017					1,906	1,906
Comprehensive income for 2004						56,809
Common dividends declared to parent				(92,105)		(92,105)
Contribution of capital by parent			1,712			1,712
Balance at Dec. 31, 2004	100	$—	$415,830	$370,430	$(5,349)	$780,911

Net income				62,428		62,428
Net derivative instrument fair value changes during the period, net of tax of $(352)					536	536
Unrealized loss – marketable securites, net of tax of $31					(54)	(54)
Comprehensive income for 2005						62,910
Common dividends declared to parent				(81,218)		(81,218)
Contribution of capital by parent			51,635			51,635
Balance at Dec. 31, 2005	100	$—	$467,465	$351,640	$(4,867)	$814,238

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2005	2004
Long-Term Debt
Unsecured Senior B Notes, due Nov. 1, 2006, 5.125%	$500,000	$500,000
Unsecured Senior A Notes, due March 1, 2009, 6.2%	100,000	100,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Pollution control obligations, securing pollution control revenue bonds, due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 3.58% at Dec. 31, 2005 and 2% at Dec. 31, 2004	25,000	25,000
Sept. 1, 2016, 5.75%	57,300	57,300
Unamortized discount	(1,024)	(1,338)
Total	825,776	825,462
Less current maturities	500,000	—
Total long-term debt	$325,776	$825,462

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; Outstanding 100 shares in 2005 and 2004	$—	$—
Capital in excess of par value on common stock	467,465	415,830
Retained earnings	351,640	370,430
Accumulated other comprehensive loss	(4,867)	(5,349)
Total common stockholder’s equity	$814,238	$780,911

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — SPS is principally engaged in the purchase, transmission, distribution and sale of electricity. SPS was subject to the regulatory provisions of the PUHCA and regulation by the FERC and state utility commissions. All of SPS’ accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material respects.

On Aug. 8, 2005, President Bush signed into law the Energy Act, significantly changing many federal energy statutes.  The Energy Act is expected to have a substantial long-term effect on energy markets, energy investment, and regulation of public utilities and holding company systems by the FERC, the SEC and the DOE.  The FERC was directed by the Energy Act to address many areas previously regulated by other governmental entities under the statutes and determine whether changes to such previous regulations are warranted.  The issues that the FERC has been required to consider associated with the repeal of the PUHCA include, but are not limited to, the expansion of the FERC authority to review mergers and sales of public utility companies and the expansion of the FERC authority over the books and records of holding companies and public utility companies previously governed by the SEC and the appropriate cost standard for the provision of non-power goods and services by service companies.  The FERC is in various stages of rulemaking on these and other issues.  Xcel Energy cannot predict the impact the new rulemakings will have on its operations or financial results, if any.

Principles of Consolidation — Prior to January 2004, SPS consolidated a subsidiary, for which all significant intercompany transactions and balances were eliminated.

Revenue Recognition — Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated.

SPS has various rate adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. In addition, SPS presents its revenue net of any excise or other fiduciary-type taxes or fees. A summary of significant rate adjustment mechanisms follows:

•              In Texas, SPS may request periodic adjustments to provide electric fuel and purchased energy cost recovery.  In New Mexico, SPS  has a monthly fuel and purchased power cost-recovery factor.

•              SPS sells firm power and energy in wholesale markets, which are regulated by the FERC. These rates include monthly wholesale fuel cost recovery mechanisms.

Commodity Trading Operations — All applicable gains and losses related to commodity trading activities, whether or not settled physically, are shown on a net basis in the Statements of Income.

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from SPS are apportioned to NSP-Minnesota and PSCo. Commodity trading activities are not associated with energy produced from SPS’ generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value in accordance with SFAS No. 133. In addition, commodity-trading results include the impacts of any margin-sharing mechanisms, if applicable. For more information, see Note 9 to the Financial Statements.

Derivative Financial Instruments — SPS utilizes a variety of derivatives, including interest rate swaps and locks, and physical based commodity contracts to reduce exposure to commodity price and interest rate risks. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps. For more information on SPS’ risk management and derivative activities, see Note 9 to the Financial Statements.

Property, Plant, Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Removal costs associated with regulatory obligations are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred.

Property, plant and equipment also includes costs associated with other property held for future use.

SPS determines the depreciation of its plant by using the straight-line method, which spreads the original cost equally over the plant’s useful life. Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2005, 2004 and 2003 was 2.8 percent, 2.8 percent and 2.7 percent, respectively.

Allowance for Funds Used During Construction (AFDC) — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in SPS’ rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded when it is probable SPS is liable for the costs and the liability can be reasonably estimated. Costs may be deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If several designated responsible parties exist, costs are estimated and recorded only for the utility subsidiary share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs.   Removal costs recovered in rates are classified as a regulatory liability.

Legal Costs – Litigation accruals are recorded when it is probable SPS is liable for the costs and the liability can be reasonably estimated.  Legal accruals are recorded net of insurance recovery.  Legal costs related to settlements are not accrued, but expensed as incurred.

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

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12 to the Financial Statements. For more information on income taxes, see Note 6 to the Financial Statements.

Use of Estimates — In recording transactions and balances resulting from business operations, SPS uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, asset retirement obligations, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information is obtained or actual amounts are determinable. Those revisions can affect operating results. Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

Cash and Cash Equivalents — SPS considers investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Those instruments are primarily commercial paper and money market funds.

Inventory — All inventories are recorded at average cost.

Regulatory Accounting – SPS accounts for certain income and expense items in accordance with SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation.” Under SFAS No. 71:

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

If restructuring or other changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment, and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on SPS’ results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities at Note 12 to the Financial Statements.

Deferred Financing Costs — Other assets include deferred financing costs, which are amortized over the remaining maturity periods of the related debt.  SPS’ deferred financing costs, net of amortization at Dec. 31, 2005 and 2004 were $3.7 million and $4.7 million, respectively.

Accounts Receivable and Allowance for Uncollectibles — Accounts receivable are stated at the actual billed amount net of write-offs and allowance for uncollectibles.  SPS establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

2. Short-Term Borrowings

Notes Payable and Commercial Paper — During 2005, SPS resumed short-term borrowings in the commercial paper market.  Information regarding notes payable and commercial paper for the years ended Dec. 31, 2005 and 2004 are presented in the following table:

(Millions of Dollars, except interest rates)	2005	2004
Notes Payable to Banks	$—	$36
Commercial Paper	85	—
Total short-term debt	$85	$36
Weighted-average interest rate at year end	4.43%	5.25%

Money Pool — Xcel Energy has established a utility money pool arrangement with the utility subsidiaries and received required state regulatory approvals.  The utility money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  SPS has approval to borrow up to $100 million under the arrangement.  SPS had no borrowings or loans outstanding under the arrangement at Dec. 31, 2005.  As a consequence of the repeal of PUHCA and the recent amendments to the Federal Power Act, it may be necessary for SPS to submit its existing money pool arrangement to FERC for its approval.  SPS is presently evaluating the situation.

3. Long-Term Debt

Credit Facilities — At Dec. 31, 2005, SPS had the following committed credit facility available, in millions of dollars:

Facility	Available*	Term	Maturity
$250	$164.4	5 year	April 2010

* Net of credit facility borrowings, issued and outstanding letters of credit and commercial paper borrowings.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  SPS has the right to request an extension of the final maturity date by one year.  The maturity extension is subject to majority bank group approval.  The credit facility has one financial covenant requiring that SPS’ debt to total capitalization ratio be less than or equal to 65 percent with which SPS is in compliance.  The interest rate is based on either the agent bank’s prime rate or the applicable LIBOR, plus a borrowing margin as determined by SPS’ senior unsecured credit ratings from Moody, Standard & Poor and Fitch.

As of Dec. 31, 2005, SPS had no direct borrowings on this line of credit, however this credit facility served as back-up support for SPS’ commercial paper and letters of credit.  Also, $0.6 million of letters of credit were outstanding at Dec. 31, 2005, as discussed in Note 10 to the Financial Statements, of which approximately $0.6 million were outstanding under the above credit facility and are included in the above table.

Certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

Maturities of long-term debt are:

(Millions of Dollars)
2006	$500
2007	—
2008	—
2009	100
2010	—

Future Financing Plans – SPS plans to refinance existing long-term debt or scheduled long-term debt maturities based on prevailing market conditions.  To facilitate potential long-term debt issuances, SPS intends to file a long-term debt shelf registration statement with the SEC for up to $500 million in 2006.

4. Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding

10,000,000	$1.00	None

5. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

SPS Capital I, a wholly owned, special-purpose subsidiary trust of SPS, had $100 million of 7.85-percent trust preferred securities issued and outstanding that were originally scheduled to mature in 2036.  The securities were redeemable at the option of SPS, at 100 percent of the principal amount plus accrued interest. On Oct. 15, 2003, SPS redeemed the $100 million of trust preferred securities. A certificate of cancellation was filed to dissolve SPS Capital I on Jan. 5, 2004.

Distributions paid to preferred security holders are reflected as a financing cost in the accompanying Statements of Income along with interest expense.

6. Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	1.0	1.3	1.2
Tax credits recognized	(0.3)	(0.3)	(0.2)
Regulatory differences – utility plant items	1.8	3.5	1.7
Resolution of income tax audits	0.3	(3.2)	—
Other — net	(0.1)	—	0.7
Effective income tax rate excluding extraordinary items	37.7%	36.3%	38.4%

Income taxes comprise the following expense (benefit) items for the years ending Dec. 31:

(Thousands of Dollars)	2005	2004	2003
Current federal tax expense	$(23,409)	$4,381	$36,272
Current state tax expense (benefit)	(1,179)	(367)	1,700
Deferred federal tax expense	60,306	25,829	13,005
Deferred state tax expense	2,353	1,640	614
Deferred tax credits	(71)	—	—
Deferred investment tax credits	(250)	(250)	(250)
Total income tax expense	$37,750	$31,233	$51,341

The components of deferred income tax were:

(Thousands of Dollars)	2005	2004
Deferred tax expense excluding items below	$59,034	$18,027
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	3,859	11,484
Tax expense allocated to other comprehensive income and other	(305)	(2,042)
Deferred tax expense	$62,588	$27,469

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2005	2004
Deferred tax liabilities:
Differences between book and tax bases of property	$414,645	$387,524
Deferred costs	53,348	28,545
Employee benefits	40,840	38,200
Regulatory assets	14,666	16,780
Other	496	(790)
Total deferred tax liabilities	$523,995	$470,259

Deferred tax assets:
Unbilled revenue	$11,822	$8,250
Deferred investment tax credits	1,252	1,339
Regulatory liabilities	1,099	757
Other	4,634	13,759
Total deferred tax assets	$18,807	$24,105
Net deferred tax liability	$505,188	$446,154

7. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Xcel Energy offers various benefit plans to its employees, including those of SPS. Approximately 56 percent of Xcel Energy benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2005, SPS had 733 bargaining employees covered under a collective-bargaining agreement, which expires in October 2008.

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

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities.  In 2004, Xcel Energy completed a review of its pension plan asset allocation and adopted revised asset allocation targets.  The target range for our pension asset allocation is 60 percent in equity investments, 20 percent in fixed income investments and 20 percent in nontraditional investments, such as real estate, timber ventures, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2005	2004
Equity securities	65%	69%
Debt securities	20	19
Real estate	4	4
Cash	1	1
Nontraditional investments	10	7
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 12.0 percent, which is greater than the current assumption level. The pension cost determinations assume the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments that can provide a higher-than-average return.  As is the experience in recent years, a higher weighting in equity investments can increase the volatility in the return levels actually achieved by pension assets in any year. Investment returns in 2005, 2004 and 2003 exceeded the assumed levels of 8.75 percent, 9.0 percent and 9.25 percent, respectively. Xcel Energy continually reviews its pension assumptions. In 2006, Xcel Energy will continue to use an investment return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2005	2004
Accumulated Benefit Obligation at Dec. 31	$2,642,177	$2,575,317

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,732,263	$2,632,491
Service cost	60,461	58,150
Interest cost	160,985	165,361
Plan amendments	300	—
Actuarial loss	85,558	133,552
Settlements	—	(27,627)
Benefit payments	(242,787)	(229,664)
Obligation at Dec. 31	$2,796,780	$2,732,263

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,062,016	$3,024,661
Actual return on plan assets	254,307	284,600
Employer contributions	20,000	10,046
Settlements	—	(27,627)
Benefit payments	(242,787)	(229,664)
Fair value of plan assets at Dec. 31	$3,093,536	$3,062,016

Funded Status of Plans at Dec. 31
Net asset	$296,756	$329,753
Unrecognized prior service cost	214,702	244,437
Unrecognized loss	281,519	176,957
Xcel Energy net pension amounts recognized on balance sheet	$792,977	$751,147

SPS prepaid pension asset recorded	$143,309	$132,757

Measurement Date	Dec. 31, 2005	Dec. 31, 2004

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	5.75%	6.00%
Expected average long-term increase in compensation level	3.50%	3.50%

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other pertinent calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2003 through 2005 for Xcel Energy’s pension plans and are not expected to require cash funding in 2006. SPS vountarily contributed $1.5 million to the NCE nonbargaining plan in 2005.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2005	2004	2003
Service cost	$60,461	$58,150	$67,449
Interest cost	160,985	165,361	170,731
Expected return on plan assets	(280,064)	(302,958)	(322,011)
Curtailment gain	—	—	(17,363)
Settlement gain	—	(926)	(1,135)
Amortization of transition asset	—	(7)	(1,996)
Amortization of prior service cost	30,035	30,009	28,230
Amortization of net (gain) loss	6,819	(15,207)	(44,825)
Net periodic pension credit under SFAS No. 87	$(21,764)	$(65,578)	$(120,920)

SPS
Net periodic pension credit	$(9,102)	$(11,177)	$(16,536)

Significant Assumptions Used to Measure Costs
Discount rate	6.00%	6.25%	6.75%
Expected average long-term increase in compensation level	3.50%	3.50%	4.00%
Expected average long-term rate of return on assets	8.75%	9.00%	9.25%

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2006 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. The contributions for SPS were approximately $1.1 million in 2005, $1.1 million in 2004 and $1.4 million in 2003.

Postretirement Health Care Benefits

Xcel Energy has a contributory health and welfare benefit plan that provides health care and death benefits to most Xcel Energy retirees. Employees of the former New Century Energies, Inc (NCE) who retired in 2002 continue to receive employer-subsidized health care benefits. Nonbargaining employees of the former NCE, who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2005	2004
Equity and equity mutual fund securities	61%	54%
Fixed income/debt securities	17	21
Cash equivalents	21	25
Nontraditional Investments	1	—
	100%	100%

Xcel Energy bases its investment-return assumption for the postretirement health care fund assets on expected long-term performance for each of the investment types included in its postretirement health care asset portfolio. Investment-return volatility is not considered to be a material factor in postretirement health care costs.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2005	2004
Change in Benefit Obligation
Obligation at Jan. 1	$929,125	$775,230
Service cost	6,684	6,100
Interest cost	55,060	52,604
Plan amendments	—	(1,600)
Plan participants’ contributions	12,008	9,532
Actuarial gain (loss)	(3,175)	148,341
Benefit payments	(61,530)	(61,082)
Obligation at Dec. 31	$938,172	$929,125

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$318,667	$285,861
Actual return on plan assets	14,507	21,950
Plan participants’ contributions	12,008	9,532
Employer contributions	68,211	62,406
Benefit payments	(61,530)	(61,082)
Fair value of plan assets at Dec. 31	$351,863	$318,667

Funded Status at Dec. 31
Net obligation	$586,309	$610,458
Unrecognized transition obligation	(103,022)	(117,600)
Unrecognized prior service cost	15,736	17,914
Unrecognized loss	(364,745)	(383,026)
Accrued benefit liability recorded	$134,278	$127,746

SPS accrued benefit liability recorded	$11,647	$11,655

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	5.75%	6.00%

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

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2005	$8.6
1-percent decrease in APBO components at Dec. 31, 2005	(7.2)
1-percent increase in service and interest components of the net periodic cost	0.7
1-percent decrease in service and interest components of the net periodic cost	(0.6)

The employer subsidy for retiree medical coverage was eliminated for former NCE. non-bargaining employees who retire after July 1, 2003. Curtailment and settlement gains resulted from activities of some of Xcel Energy’s nonregulated subsidiaries.

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $75 million during 2006.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2005	2004	2003
Service cost	$6,684	$6,100	$5,893
Interest cost	55,060	52,604	52,426
Expected return on plan assets	(25,700)	(23,066)	(22,185)
Curtailment gain	—	—	(2,128)
Settlement gain	—	—	(916)
Amortization of transition obligation	14,578	14,578	15,426
Amortization of prior service credit	(2,178)	(2,179)	(1,533)
Amortization of net loss	26,246	21,651	15,409
Net periodic postretirement benefit cost under SFAS No. 106	$74,690	$69,688	$62,392

SPS
Net periodic postretirement benefit cost recognized – SFAS No. 106	6,854	5,798	6,175

Significant assumptions used to measure costs (income)
Discount rate	6.00%	6.25%	6.75%
Expected average long-term rate of return on assets (before tax)	5.5%-8.5%	5.5%-8.5%	8.0%-9.0%

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2006	$218,093	$63,966	$4,777	$59,189
2007	221,166	65,851	5,196	60,655
2008	228,196	67,635	5,582	62,053
2009	234,663	69,303	5,936	63,367
2010	239,730	70,851	6,248	64,603
2011-2015	1,216,821	366,454	34,719	331,735

8. Detail of Interest and Other Income, net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consists of the following:

(Thousands of Dollars)	2005	2004	2003
Interest income	$2,403	$1,886	$2,095
Other nonoperating income	533	437	—
Gain (Loss) on disposal of assets	2,279	(45)	(149)
Interest expense on employee-related insurance policies	(193)	(359)	(185)
Other nonoperating expense	—	—	(54)
Total interest and other income, net of nonoperating expenses	$5,022	$1,919	$1,707

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

Utility Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations. Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products. Commodity risk also is managed through the use of financial derivative instruments.  SPS utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of its retail customers even though regulatory jurisdiction may provide for a dollar-for-dollar recovery of actual costs. In these instances, the use of derivative instruments is done consistently with the local jurisdictional cost recovery mechanism.  SPS’ risk-management policy allows it to manage market price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and other energy-related instruments.  These activities are primarily focused on specific regions where market knowledge and experience have been obtained.  SPS’ risk-management policy allows management to conduct the marketing activity within approved guidelines and limitations as approved by our risk-management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk-management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

Types of and Accounting for Derivative Instruments

SPS uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, as amended, are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The fair values of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings.  This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Statements of Income, to the extent effective.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  SPS formally documents hedging relationships, including, among other things, the identification of the hedging instrument and the hedged transaction, as well as the risk-management objectives and strategies for undertaking the hedged transaction.  SPS also formally assesses, both at inception and on an ongoing basis, if required, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense.  SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

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

As of Dec. 31, 2005, SPS had net losses of approximately $0.5 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

SPS also enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

SPS had no ineffectiveness related to interest rate cash flow hedges during the years ended Dec. 31, 2005 and 2004, respectively.

Financial Impacts of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on SPS’ Other Comprehensive Income, included in the Statements of Stockholder’s Equity, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive loss related hedges at Dec. 31, 2002	$(4.6)
After-tax net unrealized losses related to derivatives accounted for as hedges	(3.1)
After-tax net realized losses on derivative transactions reclassified into earnings	0.5
Accumulated other comprehensive loss related to hedges at Dec. 31, 2003	$(7.2)

After-tax net unrealized gains related to derivatives accounted for as hedges	1.1
After-tax net realized losses on derivative transactions reclassified into earnings	0.8
Accumulated other comprehensive loss related to hedges at Dec. 31, 2004	$(5.3)

After-tax net unrealized gains related to derivatives accounted for as hedges	0.6
After-tax net realized gains on derivative transactions reclassified into earnings	(0.1)
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(4.8)

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged.  That is, fair value hedge accounting allows the gains or losses of a derivative instrument to offset, in the same period, the gains and losses of the hedged item.  The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings. At Dec. 31, 2005, SPS had no fair value hedges.

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

On Dec. 31, 2005 and 2004, SPS had interest rate swaps outstanding with a fair value that was a liability of approximately $5.8 million and $6.7 million, respectively.

10. Financial Instruments

The estimated Dec. 31 fair values of SPS’ recorded financial instruments are as follows:

	2005		2004
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term investments	$4,825	$4,588	$5,396	$5,286
Long-term debt, including current portion	$825,776	$830,163	$825,462	$843,140

The fair values of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates. The fair values of SPS’ long-term investments are estimated based on quoted market prices for those or similar investments. The fair value of SPS’ long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2005 and 2004. These fair value estimates have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and current estimates of fair values may differ significantly.

Letters of Credit

SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2005, there was $0.6 million of letters of credit outstanding. The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

11. Commitments and Contingent Liabilities

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. The leases are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $4.6 million, $3.1 million and $3.5 million for 2005, 2004 and 2003, respectively.

Future commitments under operating leases are:

2006	2007	2008	2009	2010	Thereafter
(Millions of Dollars)
$2.0	$2.0	$1.6	$0.7	$0.3	$0.3

Capital Commitments — The estimated cost, as of Dec. 31, 2005, of the capital expenditure programs and other capital requirements of SPS is approximately $99 million in 2006, $127 million in 2007 and $121 million in 2008.

The capital expenditure programs of SPS are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in projected electric load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting SPS’s long-term energy needs. In addition, SPS’s ongoing evaluation of compliance with future requirements to install emission-control equipment, and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — SPS has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2006 and 2017. In addition, SPS is required to pay additional amounts depending on actual quantities shipped under these agreements. The potential risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass through of most fuel, storage and transportation costs.

The estimated minimum purchase for SPS under these contracts as of Dec. 31, 2005, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
	(Millions of Dollars)
$2,173	$71	$3

Purchased Power Agreements — SPS has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. SPS has various pay-for-performance contracts with expiration dates through the year 2024. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts. Certain contractual payment obligations are adjusted based on indexes.  However, the effect of these price adjustments are mitigated through cost-of-energy rate adjustment mechanisms.

At Dec. 31, 2005, the estimated future payments for capacity that SPS is obligated to purchase, subject to availability, are as follows (Thousands of Dollars):

2006	$23,863
2007	22,996
2008	22,139
2009	22,509
2010	22,897
2011 and thereafter	267,623
Total	$382,027

Environmental Contingencies

SPS has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, SPS is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for SPS, which are normally recovered through the rate regulatory process.   To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense for such unrecoverable amounts in its Financial Statements.

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At Dec. 31, 2005, SPS was a party to third party and other sites, such as landfills, to which we are alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

SPS records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received.  The estimated remediation cost may vary materially.

To estimate the cost to remediate these sites, assumptions are made where facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known.  At Dec. 31, 2005, the liability for the cost of remediating sites was estimated to be $0.2 million, of which $0.1 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•              insurance coverage;

•              other parties that have contributed to the contamination; and

•              customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  Estimates have been recorded for SPS’ future costs for these sites.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations elsewhere in Note 11.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Polychlorinated Biphenyl (PCB) Storage and Disposal — In August 2004, SPS received notice from the EPA contending SPS violated PCB storage and disposal regulations with respect to storage of a drained transformer and related solids. The EPA contends the fine for the alleged violation is approximately $1.2 million. SPS is contesting the fine and is in discussions with the EPA.

Cunningham Station Groundwater — Cunningham Station is a natural gas-fired power plant constructed in the 1960’s by SPS and has 28 water wells installed on its water rights.  The well field provides water for boiler makeup, cooling water and potable water.  Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release. The contamination was identified in wells located near the plant buildings.  The source of contamination is thought to be leakage from ponds that receive blow down water from the plant.  In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination.  Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blow down ponds through construction of a new lined pond, additional irrigation areas to minimize percolation, and installation of additional wells to monitor groundwater quality.  On June 23, 2005, NMED issued a letter approving the corrective action plan.  The action plan is subject to continued compliance with New Mexico regulations and oversight by the NMED.  These actions, which are considered future improvements, are estimated to cost approximately $3.8 million through 2008 and will be capitalized or expensed as incurred.

Clean Air Interstate and Mercury Rules—In March 2005, the EPA issued two significant new air quality rules.  The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule (CAMR) regulates mercury emissions from power plants for the first time.

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

On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from the CAIR.  El Paso Electric Co. joined in the request for reconsideration.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction.  They argued that:

•                  Emissions from plants located in the Texas panhandle are more than 1,000 kilometers away from cities like Chicago, St. Louis and Indianapolis and have no measurable impact on their air quality.

•                  The EPA should not arbitrarily include the entire state of Texas in the rule. As a result of its size, there are significant differences in the air quality impacts of plants in the different regions of Texas.

•                  The EPA has precedent for dividing the state into two regions.  As part of the Texas Air Quality strategy, the Texas Commission on Environmental Quality split the state and imposed different requirements on West Texas.  The Bush Administration adopted a similar approach in its proposed Clear Skies Act.

•                  The EPA excluded Oklahoma and Kansas from CAIR, but imposes CAIR’s burdens on plants in West Texas.  Emissions from West Texas must pass through Oklahoma and Kansas—and over power plants in those states that are not subject to the rule—before reaching the downwind cities the rule is designed to protect.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, capital investments could range from $30 million to $300 million and allowance purchases or increased operating and maintenance expenses could range from $20 million to $30 million per year, beginning in 2011 based on the cost of allowance on Feb. 15, 2006.  This does not include other costs that SPS will have to incur to comply with EPA’s new mercury emission control regulations, which will apply to SPS’ plants.

These cost estimates represent one potential scenario on complying with CAIR, if West Texas is not excluded.  There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

While SPS expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

The EPA’s CAMR also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country that are greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  Similar to CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAMR, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Estimating the cost of compliance with CAMR is difficult because technologies specifically designed for control of mercury are in the early stages of development and there is no established market on which to base the cost of mercury allowances.  SPS’ preliminary analysis for Phase I compliance suggests capital costs of approximately $14.3 million and increased operating and maintenance expenses of approximately $6.6 million, beginning in 2010.  Further testing is planned during 2006 to confirm these costs or determine whether different measures will be necessary, which could result in higher costs.  Additional costs will be incurred to meet Phase II requirements in 2018.

Regional Haze Rules — On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where the CAIR is effective.  CAIR has precedence over BART.  Therefore, BART requirements will be deemed to be met through compliance with CAIR requirements.

States must develop their implementation plans by December 2007. States will identify the facilities that will have to reduce emissions under BART and then set BART emissions limits for those facilities.  Due to the uncertainties of the many decisions involved in this process, SPS is not able to estimate the cost impact at this time.

Asset Retirement Obligations

SPS adopted Statement of Financial Accounting Standard SFAS No. 143 – “Accounting for Asset Retirement Obligations” Effective Jan. 1, 2003. SPS records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

 In March 2005, the FASB issued FASB Interpretation No. 47– “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47) to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  SPS implemented FIN No. 47 as of Dec. 31, 2005.  Included in these financial statements is the recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis.

Recorded Asset Retirement Obligations (ARO) — Asset retirement obligations have been recorded for steam production and electric transmission and distribution systems.  The steam production obligation includes asbestos and ash containment facilities.  The asbestos recognition associated with the steam production includes certain plants at SPS.   Generally, this asbestos abatement removal obligation originated in 1973 with the Clean Air Act applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  Asset retirement obligations also have been recorded for SPS steam production related to ash containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. The origination date on the ARO recognition for ash containment facilities at steam plants was the in-service date of various facilities.

An ARO was recognized for the removal of electric transmission and distribution equipment at SPS.  The electric transmission and distribution ARO consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric assets have many in-service dates for which it is difficult to assign the obligation to a particular year.  Therefore, the obligation was measured at Dec. 31, 2005.  The asset retirement cost was set to this recognized obligation and no cumulative effect adjustment was shown.

A reconciliation of the beginning and ending aggregate carrying amount of SPS’s asset retirement obligations is shown in the table below for the 12 months ended Dec. 31, 2005:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2005	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2005

Electric Utility Plant:
Steam production asbestos	$—	$566	$—	$2,940	$—	$3,506
Steam production ash containment	—	80	—	246	—	326
Electric transmission and distribution	—	350		—	—	350
Total liability	$—	$996	$—	$3,186	$—	$4,182

Cumulative Effect of FIN No. 47 — In March 2005, the FASB issued FIN No. 47.  The interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.  If SPS had implemented FIN No. 47 at Jan. 1, 2004, the liability for asset retirement obligations would have increased by $3.4 million.  The same liability at Dec. 31, 2004 would have increased by $3.6 million.  A summary of the accounting for the initial adoption of FIN No. 47, as of Dec. 31, 2005 is as follows:

(Thousands of Dollars)	Plant Assets	Regulatory Assets	Long-Term Liabilities

Reflect retirement obligation when liability incurred	$996	$—	$996
Record accretion of liability to adoption date	—	3,186	3,186
Record depreciation of plant to adoption date	(380)	380	—
Net impact of FASB Interpretation No. 47	$616	$3,566	$4,182

Removal Costs — SPS accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered Regulatory Liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2005 and 2004 are $98 million and $104 million, respectively.

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations. SPS is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition when it can be reasonably estimated.

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

Xcel Energy is closely monitoring the issue from both scientific and policy perspectives.  While it is not possible to know the eventual outcome, Xcel Energy believes the issue merits close attention and is taking actions it believes are prudent to be best positioned for a variety of possible future outcomes.  Xcel Energy is participating in a voluntary carbon management program and has established goals to reduce its volume of carbon dioxide emissions by 12 million tons by 2009 and to reduce carbon intensity by 7 percent by 2012.  In certain jurisdictions, the evaluation process for future generating resources incorporates the risk of future carbon limits through the use of a carbon cost adder or externality costs.  Xcel Energy also is involved in other projects to improve available methods for managing carbon.

Lamb County Electric Cooperative - On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS alleging that SPS was unlawfully providing service to oil field customers in LCEC’s certificated area.  On May 23, 2003, the PUCT issued an order denying LCEC’s petition based on its determination that SPS was granted a certificate in 1976 to serve the disputed customers.  LCEC appealed the decision to the District Court in Travis County, Texas and on Aug. 12, 2004, the District Court affirmed the decision of the PUCT.  On Sept. 9, 2004, LCEC appealed the District Court’s decision to the Court of Appeals for the Third Supreme Judicial District of the state of Texas, which appeal is currently pending.  Oral arguments in the case were heard March 23, 2005.  SPS is awaiting the Court of Appeals decision.

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

12. Regulatory Assets and Liabilities

SPS’ financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting.  If changes in the utility industry or the business of SPS no longer allow for the application of SFAS No. 71 under GAAP, SPS would be required to recognize the write-off of regulatory assets and liabilities in its statement of income. The components of unamortized regulatory assets and liabilities on the balance sheets of SPS are:

(Thousands of Dollars)	See Note	Remaining Amortization Period	2005	2004
Regulatory Assets:
AFDC recorded in plant (b)		Plant lives	$26,267	$26,810
Deferred income tax adjustments	1	Typically plant lives	12,790	16,241
Losses on reacquired debt	1	Term of related debt	17,306	21,718
Conservation programs (b)		Various	22,436	20,068
New Mexico restructuring costs		To be determined (PUC mandate must be recovered by 2009)	5,147	5,147
Non-nuclear asset retirement obligations		Plant lives	3,566	—
Texas restructuring costs		Three and eighteen years	1,391	3,083
Other			311	—
Total regulatory assets			$89,214	$93,067

Regulatory Liabilities:
Plant removal costs	11		$98,431	$103,589
Contract valuation adjustments (a)	9		45,540	30,197
Investment tax credit deferrals			1,960	2,095
Total regulatory liabilities			$145,931	$135,881

(a)       Includes the fair value of certain long-term contracts used to meet native energy requirements.

(b)      Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

13.  Segment and Related Information

SPS has only one reportable segment.  SPS operates in the Regulated Electric Utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $1,627.2 million, $1,333.8 million and $1,201.3 million for the years ended Dec. 31, 2005, 2004 and 2003, respectively.

14. Related Party Transactions

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

Xcel Energy has established a utility money pool arrangement with the utility subsidiaries and received required state regulatory approvals.  See Note 2 for further discussion of this borrowing arrangement.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to SPS, for which it was paid $3.7 million in 2005, $14.6 million in 2004 and $15.9 million in 2003.  SPS purchased 6 substations from UE for approximately $1.3 million prior to UE being sold in April 2005.

SPS purchases electricity from Borger Energy Associates, which is partially owned by one of Xcel Energy’s discontinued subsidiaries.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2005	2004	2003
Operating expenses:
Purchased power	$92,130	$72,770	$79,736
Other operations – paid to Xcel Energy Services Inc.	96,900	94,077	86,812
Interest expense	267	148	171

Accounts receivable and payable with affiliates at Dec. 31 was:

	2005		2004
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable

NSP-Minnesota	$10,282	$—	$1,587	$—
NSP-Wisconsin	—	337	—	7
PSCo	—	86	1	334
Other subsidiaries of Xcel Energy Inc.	11,021	9,351	685	13,764
	$21,303	$9,774	$2,273	$14,105

15. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005

Revenue	$312,403	$381,326	$487,760	$445,755
Operating income	34,501	36,612	55,612	18,583
Net income	14,096	17,509	28,221	2,602

	Quarter Ended
(Thousands of Dollars)	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004 (a)

Revenue	$306,557	$347,599	$390,077	$289,542
Operating income (loss)	35,993	43,739	59,053	(3,862)
Net income (loss)	14,796	20,073	28,754	(8,720)

(a)             Fourth-quarter results were decreased by a $19.7 million accrual recorded to reflect SPS’ best estimate of any potential liability for the impact of its retail fuel cost recovery proceeding in Texas.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2004 and 2005, and through the date of this report, there were no disagreements with the independent public accountants for SPS on accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Item 13 — Certain Relationships and Related Transactions

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2006 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2005, 2004 and 2003.
Statements of Income — For the three years ended Dec. 31, 2005, 2004 and 2003.
Statements of Cash Flows — For the three years ended Dec. 31, 2005, 2004 and 2003.
Balance Sheets — As of Dec. 31, 2005 and 2004.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2005, 2004 and 2003.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

2.01*	Agreement and Plan of Reorganization dated Aug 22. 1995 (Exhibit 2 to Form 8-K (file no. 001-03789) dated Aug. 22, 1995).
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.3 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
4.04*

Third Supplemental Indenture dated Oct. 1, 2003 to the indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and JPMorgan Chase Bank, as successor trustee, creating $100 million principal amount of Series C and Series D Notes, 6 percent due 2033 (Exhibit 4.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.05*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).
4.06*

$250,000,000 Credit Agreement among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties hereto, Barclays Bank PLC and Harris Nexbitt Financing, INC., as documentation agents, The Bank of New York and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent dated as of April 21, 2005 (Exhibit 4.03 to Form 10-Q (file no. 001-03034) dated March 31, 2005).

4.07*	Registration Rights Agreement dated Oct. 6, 2003 among Southwestern Public Service Co., Citigroup Global Markets Inc. and Credit Suisse First Boston LLC.
10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit B to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
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

10.07*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998.
10.08*+	Directors’ Voluntary Deferral Plan (Exhibit 10(d) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec 31, 1998).
10.09*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.10*+	Salary Deferral and Supplemental Savings Plan for Executive Officers (Exhibit 10(f) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.11*+	Salary Deferral and Supplemental Savings Plan for Key Managers (Exhibit 10(g) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.12*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1991).
10.13*+	Form of Key Executive Severance Agreement, as amended on Aug. 22, and Nov. 27, 1995. (Exhibit 10(e)(4) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1995).
10.14*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (file no. 001-03789) dated Aug. 31, 1996).
10.15*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).
10.16*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Form DEF-14A (file no. 001-03034) dated Apr. 9, 2004).
10.17*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.18*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.19*+	Xcel Energy 401(k) Savings Plan, amended and restated as of Jan. 1, 2002 (Exhibit 10.19 to SPS Form S-4 (file no. 333-112032) dated Jan. 21, 2004).
10.20*+

New Century Energies, Inc. Employee Investment Plan for Bargaining Unit Employees and Former Non-bargaining Unit Employees, as amended and restated effective Jan. 1, 2004 but with certain retroactive amendments (Exhibit 10.20 to SPS Form S-4 (file no. 333-112032) dated Jan. 21, 2004).

10.21*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.22*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.23*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.24*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.25*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended (Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.26*+	Compensation and reimbursement practices for Xcel Energy non-employee directors (Exhibit 10.01 to Xcel Energy Form 10-Q (file no. 001-03034) dated Sept. 30, 2005.
10.27*+	Xcel Energy executive officer salaries, annual bonus targets and long-term compensation awards for 2005 (Exhibit 10.27 to Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.28*+	Amended Schedule of Participants for Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.28 to Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.29*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.30*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.31*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.32*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.33*+	Xcel Energy Omnibus 2005 Incentive Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.34*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.35*+	Xcel Energy Amended Employment Agreement, between Xcel Energy Inc. and Wayne H. Brunetti (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated June 29, 2005).
10.36*+	Xcel Energy Supplemental Executive Retirement Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Dec. 13, 2005).
10.37+	Xcel Energy executive officer salaries, annual bonus targets and long-term compensation awards for 2006
10.38+	Amended Schedule of Participants for Xcel Energy Senior Executive Severance and Change-in-Control Policy
10.39*	Coal Supply Agreement (Harrington Station) between Southwestern Public Service Co. and TUCO, dated May 1, 1979 (Form 8-K (file no. 001-03789), May 14, 1979 — Exhibit 3).
10.40*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, (file no. 001-03789) May 14, 1979 — Exhibit 5(A)).
10.41*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, (file no. 3789) May 14, 1979 — Exhibit 5(B)).
10.42*

Coal Supply Agreement (Tolk Station) between Southwestern Public Service Co. and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(b)).

10.43*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(c)).
10.44*	Power Purchase Agreement dated May 23, 1997 between Borger Energy Associates, L.P, and Southwestern Public Service Co.
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2005, 2004 and 2003

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Provision for uncollectible accounts:
2005	$2,844	$3,376	$1,036	$4,598	$2,658
2004	$1,722	$2,946	$983	$2,807	$2,844
2003	$1,559	$2,712	$852	$3,401	$1,722

(1) Recovery of amounts previously written off.

(2) Principally uncollectible accounts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE CO.

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY L. GIBSON	/s/ RICHARD C. KELLY
Gary L. Gibson	Richard C. Kelly
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ GARY R. JOHNSON
Teresa S. Madden	Gary R. Johnson
Vice President and Controller	Vice President, General Counsel and Director
(Principal Accounting Officer)

/s/ BENJAMIN G.S. FOWKE III	/s/ PAUL J. BONAVIA
Benjamin G.S. Fowke III	Paul J. Bonavia
Vice President, Chief Financial Officer and Director	Vice President and Director
(Principal Financial Officer)

/s/ PATRICIA K. VINCENT	/s/ CYNTHIA L. LESHER
Patricia K. Vincent	Cynthia L. Lesher
Vice President and Director	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.