Form 10-Q
period 2006-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2006-05-01
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2006	2005

Operating revenues	$412,809	$312,403

Operating expenses
Electric fuel and purchased power	295,588	195,947
Operating and maintenance expenses	49,818	45,610
Depreciation and amortization	23,897	23,616
Taxes (other than income taxes)	13,322	12,729
Total operating expenses	382,625	277,902

Operating income	30,184	34,501

Interest and other income - net (see Note 6)	1,475	484
Allowance for funds used during construction – equity	118	384

Interest charges and financing costs
Interest charges — including financing costs of $1,528 and $1,525, respectively	13,692	13,384
Allowance for funds used during construction – debt	(681)	(513)
Total interest charges and financing costs	13,011	12,871

Income before income taxes	18,766	22,498
Income taxes	6,889	8,402
Net income	$11,877	$14,096

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2006	2005

Operating activities

Net income	$11,877	$14,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,664	25,667
Deferred income taxes	(4,040)	3,335
Amortization of investment tax credits	(63)	(63)
Allowance for equity funds used during construction	(118)	(384)
Change in recoverable electric energy costs	13,261	(2,337)
Change in accounts receivable	36,783	615
Change in unbilled revenues	42,299	14,870
Change in inventories	(1,111)	(37)
Change in other current assets	1,333	1,247
Change in accounts payable	(32,210)	(26,959)
Change in other current liabilities	(7,769)	21,076
Change in other noncurrent assets	(2,026)	(3,057)
Change in other noncurrent liabilities	1,686	1,464
Net cash provided by operating activities	85,566	49,533

Investing activities

Capital/construction expenditures	(25,696)	(26,894)
Allowance for equity funds used during construction	118	384
Other investments	803	1,419
Net cash used in investing activities	(24,775)	(25,091)

Financing activities

Short-term borrowings – net	(45,915)	(2,000)
Dividends paid to parent	(20,395)	(22,442)
Net cash used in financing activities	(66,310)	(24,442)

Net decrease in cash and cash equivalents	(5,519)	—
Cash and cash equivalents at beginning of period	9,407	5
Cash and cash equivalents at end of period	$3,888	$5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$6,645	$6,494
Cash paid for income taxes (net of refunds received)	$3,067	$(24,508)

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,888	$9,407
Accounts receivable — net of allowance for bad debts: $1,730 and $2,658, respectively	68,494	90,049
Accounts receivable from affiliates	6,075	21,303
Accrued unbilled revenues	39,071	81,370
Recoverable electric energy costs	135,090	148,351
Materials and supplies inventories — at average cost	18,812	17,701
Fuel inventory — at average cost	3,038	3,038
Derivative instruments valuation	—	22,507
Prepayments and other	4,587	5,920
Total current assets	279,055	399,646
Property, plant and equipment, at cost:
Electric utility plant	3,316,291	3,305,997
Construction work in progress	78,036	69,657
Total property, plant and equipment	3,394,327	3,375,654
Less accumulated depreciation	(1,410,862)	(1,391,905)
Net property, plant and equipment	1,983,465	1,983,749
Other assets:
Prepaid pension asset	144,652	143,309
Regulatory assets	86,782	89,214
Derivative instruments valuation	110,022	89,642
Other investments	7,265	8,068
Deferred charges and other	3,803	3,948
Total other assets	352,524	334,181
Total assets	$2,615,044	$2,717,576

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$500,000	$500,000
Short-term debt	39,085	85,000
Accounts payable	113,918	148,159
Accounts payable to affiliates	8,373	9,774
Taxes accrued	12,807	27,123
Accrued interest	15,125	10,165
Dividends payable to parent	19,744	20,395
Deferred income taxes	36,183	38,773
Derivative instruments valuation	731	26,933
Other	20,773	19,186
Total current liabilities	766,739	885,508
Deferred credits and other liabilities:
Deferred income taxes	464,318	466,415
Regulatory liabilities	145,310	145,931
Derivative instruments valuation	70,112	45,457
Deferred investment tax credits	3,403	3,466
Benefit obligations and other	32,518	30,785
Total deferred credits and other liabilities	715,661	692,054
Commitments and contingencies (see Note 3)
Long-term debt	325,853	325,776
Common stockholders’ equity:
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	467,465	467,465
Retained earnings	343,774	351,640
Accumulated other comprehensive loss	(4,448)	(4,867)
Total common stockholders’ equity	806,791	814,238
Total liabilities and equity	$2,615,044	$2,717,576

See the Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of March 31, 2006, and Dec. 31, 2005; the results of its operations for the three months ended March 31, 2006 and 2005; and its cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies of SPS are set forth in Note 1 to its financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.  Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

2.  Regulation

FERC Transmission Rate Case (SPS and PSCo ) — On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and Public Service Company of Colorado (PSCo), an affiliate of SPS, an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement. The settlement results in a $1.1 million stated rate increase for SPS effective June 2005, and SPS can file a further rate increase effective October 1, 2006. On April 5, 2006, the FERC issued an order approving the uncontested settlement.

Wholesale Rate Complaints - In November 2004, several wholesale cooperative customers of SPS filed a $3 million rate complaint at the FERC requesting that the FERC investigate SPS’ wholesale power base rates and fuel cost adjustment clause calculations. In December 2004, the FERC accepted the complaint filing and ordered SPS base rates subject to refund, effective Jan. 1, 2005. Also in November 2004, SPS filed revisions to its wholesale fuel cost adjustment clause. The FERC set the proposed rate changes into effect on Jan. 1, 2005, subject to refund, and consolidated the proceeding with the wholesale cooperative customers’ complaint proceeding. The FERC set the consolidated proceeding for hearing and settlement judge procedures, which were terminated when the parties could not reach a settlement. Hearings were held in February and March 2006. Post hearing briefs are being submitted to the FERC Administrative Law Judge.

On Sept. 15, 2005, Public Service Company of New Mexico (PNM) filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous fuel clause calculations.  PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit.  SPS submitted a response to PNM’s complaint in October 2005.  In November 2005, the FERC accepted PNM’s complaint, set it for hearing, suspended hearings and set the matter for settlement judge procedures. PNM and SPS have held several rounds of settlement discussions. On April 18, 2006, the settlement judge determined that the settlement procedures should be terminated and the matter set for hearing.

Wholesale Power Base Rate Application – On Dec. 1, 2005, SPS filed, as amended, for a $2.5 million increase in wholesale power rates to the electric cooperatives, Cap Rock Energy and PNM. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and set the $2.5 million power rate increase to become effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures.

SPP Energy Imbalance Service - On June 15, 2005, Southwest Power Pool, Inc. (SPP), of which SPS is a member, filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate financial transmission rights, to be effective March 1, 2006. On Sept. 19, 2005, the FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to the Midwest Independent Transmission System Operator, Inc. (MISO). On Jan. 6, 2006, SPP filed its revised EIS tariff. On March 20, 2006, the FERC issued an order conditionally accepting the proposed market, suspending the implementation until Oct. 1, 2006. The FERC found the proposal lacking, particularly with respect to the hiring of an external market monitor, the loss compensation mechanisms and the lack of several standard forms for service. The FERC directed SPP to implement safeguards for the first six months of the imbalance markets including a two tier cap, a market readiness certification and price correction authority. SPP and market participants are currently engaging in a series of technical conferences in order to comply with the FERC’s order. SPS has not yet requested New Mexico Public Regulation

Commission (NMPRC) or Public Utility Commission of Texas (PUCT) approval regarding accounting and ratemaking treatment of EIS costs.

Fuel Cost Recovery Mechanisms – Fuel and purchased energy costs are recovered in Texas through a fixed-fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates. The Texas retail fuel factors change each November and May based on the projected cost of natural gas. If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised based on application by SPS or action by the PUCT. In the first quarter of 2006, SPS revised its estimate of the allocation of fuel under-recoveries to its Texas jurisdiction for 2004 and 2005. The revised estimate resulted in the deferral of an additional $7 million of fuel expense, which was recorded in the first quarter of 2006. SPS plans to file a fuel factor application in May 2006.

Texas Energy Legislation - The 2005 Texas Legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the electric reliability council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments. After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by FERC. The PUCT will initiate a rulemaking for this process that is expected to take place in the first half of 2006.

New Mexico Fuel Review - On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’s fuel and purchased power cost. The staff requested a formal review of SPS’s fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004. The hearing in the fuel review case was held April 22, 2006.

New Mexico Fuel Factor Continuation Filing – On Aug. 18, 2005, SPS made a filing with the NMPRC requesting to continue the use of SPS’s FPPCAC. This filing was required at this time by the NMPRC. The filing requests that the FPPCAC continue the current monthly factor cost recovery methodology. Testimony has been filed in the case by staff and intervenors objecting to SPS’s assignment of system average fuel costs to certain wholesale sales and the inclusion of ineligible purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’s future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $40 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’s New Mexico retail fuel and purchased power recovery clause. The hearing was held on April 18 – 23, 2006, and a NMPRC decision is expected in late 2006.

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

Clean Air Interstate and Mercury Rules— In March 2005, the Environmental Protection Agency (EPA) issued two significant new air quality rules. The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule (CAMR) regulates mercury emissions from power plants for the first time.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction. On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from CAIR. El Paso Electric Co. joined in the request for reconsideration. On March 15, 2006, the EPA denied the petition for reconsideration. SPS still has the option to continue to litigate the decision.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, capital investments could range from $30 million to $300 million and allowance purchases or increased operating and maintenance expenses could range from $20 million to $30 million per year, beginning in 2011 based on the cost of allowances on Feb. 15, 2006. This does not include other costs that SPS will have to incur to comply with EPA’s new mercury emission control regulations, which will apply to SPS’ plants.

These cost estimates represent one potential scenario to comply with CAIR, if West Texas is not excluded. There is uncertainty concerning implementation of CAIR. States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details. Legal challenges to CAIR rules could alter their requirements and/or schedule. The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditures and operating expenses.

While SPS expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Polychlorinated Biphenyl (PCB) Storage and Disposal — In August 2004, SPS received notice from the EPA contending that SPS violated PCB storage and disposal regulations with respect to storage of a drained transformer and related solids. The EPA contended the fine for the alleged violation was approximately $1.2 million. SPS contested the fine and submitted a voluntary disclosure to the EPA. On April 17, 2006, SPS received a notice of determination from the EPA stating that the voluntary disclosure had been reviewed and that SPS had met all conditions of the EPA’s audit policy. Accordingly, the EPA will mitigate 100 percent of the gravity-based penalty for the disclosed violation, and no economic penalty will be assessed.

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

Other Contingencies

Except as set forth above, the circumstances in Note 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 2 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

Comer vs. Xcel Energy Inc. et al. – On April 25, 2006 Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although SPS is not named as a party to this litigation, it could have a material adverse effect on SPS. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

4. Short-Term Borrowings and Financing Activities

At March 31, 2006, SPS had $39.1 million of short-term debt outstanding at a weighted average interest rate of 4.82 percent.

SPS plans to refinance existing long-term debt or scheduled long-term debt maturities based on prevailing market conditions. To facilitate potential long-term debt issuances, SPS intends to file a long-term debt shelf registration statement with the SEC for up to $500 million in 2006.

5.  Derivative Valuation and Financial Impacts

SPS uses a number of different derivative instruments in connection with its utility commodity price, interest rate, and limited short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133-“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for SPS and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Statements of Income, to the extent effective.

SPS records the fair value of its derivative instruments in its Balance Sheet as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge). The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

Cash Flow Hedges

SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes and changes in the fair value of these instruments are a component of Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products or the use of natural gas to generate electric energy. As of March 31, 2006, SPS had no commodity-related contracts classified as cash flow hedges.

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2006, SPS had net losses of $0.5 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2006.

The impact of the components of hedges on SPS’ Accumulated Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2006	2005

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(4.8)	$(5.3)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.4	0.4
After-tax net realized losses on derivative transactions reclassified into earnings	—	(0.1)
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(4.4)	$(5.0)

Derivatives Not Qualifying for Hedge Accounting

SPS has extremely limited commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Statement of Income. The results of these transactions are recorded as a component of Operating Revenue on the Statement of Income.

SPS may also enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

SPS evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, SPS began recording several long-term power purchase agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During the first quarter of 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts will no longer be adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory balances.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31,
(Thousands of dollars)	2006	2005
Interest income	$1,256	$293
Gain on sale of assets	—	45
Other nonoperating income	237	166
Employee-related insurance policy expense	(18)	(20)
Total interest and other income - net	$1,475	$484

7.  Segment Information

SPS has one reportable segment. SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $412.8 million and $312.4 million for the three months ended March 31, 2006 and 2005, respectively.

8.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2006	2005
Net income	$11.9	$14.1
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	0.4	0.4
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 5)	—	(0.1)
Other comprehensive income	0.4	0.3
Comprehensive income	$12.3	$14.4

The accumulated other comprehensive loss in stockholders’ equity at March 31, 2006 and Dec. 31, 2005 relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

9. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,434	$17,250	$1,837	$1,743
Interest cost	39,509	40,996	13,183	13,867
Expected return on plan assets	(66,481)	(70,274)	(6,268)	(6,583)
Amortization of transition (asset) obligation	—	—	3,645	3,645
Amortization of prior service cost (credit)	7,427	7,522	(545)	(545)
Amortization of net loss	4,511	3,449	6,523	6,663
Net periodic benefit cost (credit)	1,400	(1,057)	$18,375	$18,790
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,825	$2,127	$19,348	$19,763

SPS
Net benefit cost (credit) recognized for financial reporting	$(1,343)	$(2,090)	$1,705	$1,416

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•    Risks associated with implementation of new technologies; and

•    Other business or investment considerations that may be disclosed from time to time in SPS’ SEC filings, including “Risk Factors” in Item 1A of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005, or in other publicly disseminated written documents.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for SPS is mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

RESULTS OF OPERATIONS

SPS’ net income was approximately $11.9 million for the first three months of 2006, compared with approximately $14.1 million for the first three months of 2005.

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

SPS conducts an inconsequential amount of commodity trading. Margins from commodity trading activity are partially redistributed to Northern States Power Company, a Minnesota corporation, and Public Service Company of Colorado, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC. Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues. Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing or realized margins, if applicable. Commodity trading revenues are reported net of trading costs (i.e., on a margin basis) in the Statements of Income. Commodity trading costs include purchased power, transmission, broker fees and other related costs.

The following table details base electric utility and short-term wholesale activities:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Consolidated Total

Three months ended March 31, 2006
Electric utility revenue	$411	$2	$413
Electric fuel and purchased power	(294)	(2)	(296)
Gross margin before operating expenses	$117	$—	$117
Margin as a percentage of revenue	28.5%	—%	28.3%

Three months ended March 31, 2005
Electric utility revenue	$312	$1	$313
Electric fuel and purchased power	(195)	(1)	(196)
Gross margin before operating expenses	$117	$—	$117
Margin as a percentage of revenue	37.5%	—%	37.4%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005
Fuel cost recovery	$99
Capacity sales	(2)
Sales growth (excluding weather impact)	2
Total base electric revenue increase	$99

Base Electric Margin

(Millions of dollars)	2006 vs. 2005
Under recovery (timing) of fuel costs	$(7)
2004-2005 fuel adjustment	7
Sales growth (excluding weather impact)	2
Other	(2)
Total base electric margin increase	$—

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2006 vs. 2005
Higher regulatory fees and assessments	$2
Higher employee benefit costs	2
Lower uncollectible receivable costs	(1)
Other	1
Total other utility operating and maintenance expense increase	$4

Taxes (other than income taxes) increased by approximately $0.6 million, or 4.6 percent, for the first three months of 2006, compared with the first three months of 2005. The increase is primarily due to higher franchise taxes.

Other income increased by approximately $0.7 million, or 83.5 percent, for the first three months of 2006, compared with the first three months of 2005. The increase is primarily due to interest income on deferred fuel assets.

Income taxes decreased by approximately $1.5 million for the first three months of 2006 compared with the first three months of 2005. The decrease is primarily due to lower income. The effective tax rate was 36.7 percent for the first three months of 2006, compared with 37.3 percent for the same period in 2005. The decrease in the effective tax rate was primarily due to a decrease in plant-related permanent tax expense items for 2006 compared to 2005.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 and 3 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against SPS and there have been no notable changes in the previously reported proceedings.

Item 6. EXHIBITS

The following Exhibits are filed with this report:

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2006.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer