Form 10-Q
period 2006-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2006-08-04
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-03789

Southwestern Public Service Company

(Exact name of registrant as specified in its charter)

New Mexico
(State or other jurisdiction of	75-0575400
incorporation or organization)	(I.R.S. Employer Identification No.)

Tyler at Sixth,
Amarillo, Texas
(Address of principal executive	79101
offices)	(Zip Code)

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

Large Accelerated Filer ☐                                         Accelerated Filer ☐                             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2006
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Table of Contents

PART I - FINANCIAL INFORMATION
Item l.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

This Form 10-Q is filed by Southwestern Public Service Co., a New Mexico corporation (SPS).  SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating revenues	$423,180	$381,326	$835,989	$693,729

Operating expenses
Electric fuel and purchased power	308,705	264,015	604,293	459,963
Other operating and maintenance expenses	48,917	43,908	98,735	89,518
Depreciation and amortization	24,012	24,083	47,909	47,699
Taxes (other than income taxes)	14,052	12,708	27,374	25,437
Total operating expenses	395,686	344,714	778,311	622,617

Operating income	27,494	36,612	57,678	71,112

Interest and other income — net (see Note 6)	1,193	3,457	2,668	3,942
Allowance for funds used during construction — equity	380	588	498	972

Interest charges and financing costs
Interest charges — includes financing costs of $1,573, $1,511, $3,101 and $3,036, respectively	13,917	13,396	27,609	26,780
Allowance for funds used during construction — debt	(695)	(497)	(1,376)	(1,010)
Total interest charges and financing costs	13,222	12,899	26,233	25,770

Income before income taxes	15,845	27,758	34,611	50,256
Income taxes	5,854	10,249	12,743	18,651
Net income	$9,991	$17,509	$21,868	$31,605

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$21,868	$31,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,490	51,822
Deferred income taxes	(11,386)	10,424
Amortization of investment tax credits	(125)	(125)
Allowance for equity funds used during construction	(498)	(972)
Change in recoverable electric energy costs	12,527	(23,954)
Change in accounts receivable	13,148	(22,918)
Change in accrued unbilled revenue	23,492	464
Change in inventories	(3,247)	(54)
Change in other current assets	(576)	839
Change in accounts payable	3,010	1,137
Change in other current liabilities	14,098	17,684
Change in other noncurrent assets	(6,725)	(8,914)
Change in other noncurrent liabilities	2,087	4,149
Net cash provided by operating activities	119,163	61,187

Investing activities
Capital/construction expenditures	(48,502)	(57,344)
Allowance for equity funds used during construction	498	972
Other investments	1,674	1,960
Net cash used in investing activities	(46,330)	(54,412)

Financing activities
Short-term borrowings — net	(85,000)	(36,000)
Borrowings under utility money pool arrangement	194,400	75,700
Repayments under utility money pool arrangement	(139,700)	(44,500)
Proceeds from issuance of long-term debt	—	35,000
Capital contributions from parent	7,561	6,736
Dividends paid to parent	(59,496)	(43,711)
Net cash used in financing activities	(82,235)	(6,775)

Net decrease in cash and cash equivalents	(9,402)	—
Cash and cash equivalents at beginning of year	9,407	5
Cash and cash equivalents at end of quarter	$5	$5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$23,202	$22,786
Cash paid for income taxes (net of refunds received)	$29,965	$(6,666)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions	$2,946	$2,974

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5	$9,407
Accounts receivable — net of allowance for bad debts: $1,718 and $2,658, respectively	87,788	90,049
Accounts receivable from affiliates	10,416	21,303
Accrued unbilled revenues	57,878	81,370
Recoverable electric energy costs	135,823	148,351
Materials and supplies inventories — at average cost	19,993	17,701
Fuel inventory — at average cost	3,993	3,038
Derivative instruments valuation	—	22,507
Prepayments and other	6,496	5,920
Total current assets	322,392	399,646
Property, plant and equipment, at cost:
Electric utility plant	3,340,536	3,305,997
Construction work in progress	79,534	69,657
Total property, plant and equipment	3,420,070	3,375,654
Less accumulated depreciation	(1,435,982)	(1,391,905)
Net property, plant and equipment	1,984,088	1,983,749
Other assets:
Prepaid pension asset	147,371	143,309
Regulatory assets	85,318	89,214
Derivative instruments valuation	107,791	89,642
Other investments	6,394	8,068
Deferred charges and other	3,957	3,948
Total other assets	350,831	334,181
Total assets	$2,657,311	$2,717,576

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$500,000	$500,000
Borrowings on utility money pool, weighted average yield of 5.31% at June 30, 2006	54,700	—
Short-term debt	—	85,000
Accounts payable	147,381	148,159
Accounts payable to affiliates	10,746	9,774
Taxes accrued	18,439	27,123
Accrued interest	10,312	10,165
Dividends payable to parent	—	20,395
Deferred income taxes	29,037	38,773
Derivative instruments valuation	666	26,933
Other	41,892	19,186
Total current liabilities	813,173	885,508
Deferred credits and other liabilities:
Deferred income taxes	463,929	466,415
Regulatory liabilities	143,989	145,931
Derivative instruments valuation	68,812	45,457
Deferred investment tax credits	3,340	3,466
Asset retirement obligations	4,301	4,182
Benefit obligations and other	28,536	26,603
Total deferred credits and other liabilities	712,907	692,054
Commitments and contingencies (see Note 3)
Capitalization:
Long-term debt	325,931	325,776
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	475,026	467,465
Retained earnings	334,409	351,640
Accumulated other comprehensive loss	(4,135)	(4,867)
Total common stockholder’s equity	805,300	814,238
Total liabilities and equity	$2,657,311	$2,717,576

See the Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of June 30, 2006, and Dec. 31, 2005; the results of its operations for the three and six months ended June 30, 2006 and 2005; and its cash flows for the six months ended June 30, 2006 and 2005. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

1.     Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006.  SPS is assessing the impact of the new guidance on all of its open tax positions.

2.     Regulation

FERC Transmission Rate Case  — On Sept. 2, 2004, Xcel Energy filed on behalf of SPS and Public Service Company of Colorado (PSCo), an affiliate of SPS, an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff.  PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million.  On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement. The settlement results in a $1.1 million stated rate increase for SPS effective June 2005, and SPS can file a further rate increase effective Oct. 1, 2006.  On April 5, 2006, the Federal Energy Regulatory Commission (FERC) issued an order approving the uncontested settlement.

Most transmission service users of the SPS system take service under the Southwest Power Pool (SPP) regional open access transmission tariff.  On May 6, 2006, SPP submitted a compliance filing to the April 5, 2006 FERC order to include the SPS settlement rates in the SPP tariff effective retroactive to June 1, 2005.  Certain customer parties protested the SPP filing as inconsistent with the Feb. 6, 2006 settlement.  SPP and SPS filed answers responding to the protests.   Final FERC action is pending.

Wholesale Rate Complaints - In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments using the fuel cost adjustment clause (FCAC) provisions contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for FCAC recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation, another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. intervened in the proceeding. Hearings on the complaint were held in February and March 2006.

On May 24, 2006, a FERC administrative law judge (ALJ) issued an initial recommended decision in the proceeding.  The FERC will review the initial recommendation and issue a final order.  SPS and others have filed exceptions to the ALJ’s initial recommendation.  FERC’s order may or may not follow any of the ALJ’s recommendation.

In the recommended decision, the ALJ resolved a number of disputed cost of service issues and ordered a compliance filing to determine the extent to which base revenues recovered under currently effective rates for the period beginning Jan. 1, 2005, through June 30, 2006 should be refunded to wholesale customers. The ALJ also found that SPS should recalculate its FCAC billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers at market-based rates during this period based on the view that such sales should be treated as opportunity sales.

SPS believes the ALJ has erred on significant and material issues that contradict FERC policy or rules of law.  Specifically, SPS believes, based on FERC rules and precedent, that it has appropriately applied its’ FCAC tariff to the proper classes of customers.

These sales were of a long-term duration under FERC precedent and were made from SPS’ entire system.  Accordingly, SPS believes that the ALJ erred in concluding that these transactions were opportunity sales, which require the assignment of incremental costs.

The FERC has approved system average cost allocation treatment in previous filings by SPS for sales having similar service characteristics and previously accepted for filing certain of the challenged agreements with average fuel cost pricing.  The ALJ failed to acknowledge either factor.

Moreover, SPS believes that the ALJ’s recommendation constituted a violation of the Filed Rate Doctrine in that it effectively results in a retroactive amendment to the SPS FERC-approved FCAC tariff provisions.  Under existing rules of law and FERC regulations, the FERC may modify a previously approved FCAC on a prospective basis.  Accordingly, SPS believes it has applied its FCAC correctly and has sought review of the recommended decision by the FERC by filing a brief on the exceptions.

Based on FERC’s regulations and rules of law, SPS has evaluated all sales made from Jan. 1, 1999, to Dec. 31, 2005.  Notwithstanding that, SPS believes that it should ultimately prevail in this proceeding.  SPS has accrued approximately $7 million, of which $4 million was recorded in the second quarter of 2006, related to both the base-rate and fuel items.  However, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million.

On Sept. 15, 2005, PNM filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous FCAC calculations.  PNM’s arguments mirror those that it made as an intervenor in the cooperatives’ complaint case, and SPS believes that they have little merit.  SPS submitted a response to PNM’s complaint in October 2005.  In November 2005, the FERC accepted PNM’s complaint.  In July 2006, SPS and PNM reached a settlement in principle. A final settlement agreement will be filed for FERC approval. Hearings scheduled for December 2006 will be held in abeyance. Based on the fact that many of these issues are already being reviewed by the FERC in the complaint case filed by the cooperatives discussed above, the current status and expected outcome of this proceeding, SPS does not anticipate any additional liability.

Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and set the $2.5 million power rate increase to become effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures and an agreement in principle has been reached for base rates for the full-requirements customers and PNM; other wholesale customers have not settled, however. The revised base rates were placed in effect July 1, 2006, subject to refund.

SPP Energy Imbalance Service - On June 15, 2005, SPP, of which SPS is a member, filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region, using a phased approach toward the development of a fully-functional locational marginal pricing energy market with appropriate FTRs, to be effective March 1, 2006. On Sept. 19, 2005, the FERC issued an order rejecting the SPP EIS proposal and providing guidance and recommendations to SPP; however, the FERC did not require SPP to implement a full Day 2 market similar to MISO. On Jan. 4, 2006, SPP submitted proposed tariff revisions to implement an EIS market and establish a market monitoring and market power mitigation plan. On March 20, 2006, the FERC issued an order conditionally accepting the proposed market, suspending the implementation until Oct. 1, 2006. The FERC found the proposal lacking, particularly with respect to the hiring of an external market monitor, the loss compensation mechanisms and the lack of several standard forms for service. The FERC directed SPP to implement safeguards for the first six months of the imbalance markets including a two tier cap, a market readiness certification and price correction authority. SPP and market participants engaged in a series of technical conferences in order to comply with the FERC’s order. On May 19, 2006, SPP filed proposed tariff revisions pursuant to the FERC’s January 4 Order.  Several parties filed comments and protests to the SPP compliance filing, including SPS.  SPP filed an answer to the protests.  On July 20, 2006, the FERC accepted in part, and rejected in part, SPP’s proposed market provisions, to become effective on Oct. 1, 2006.  On July 25, 2006, SPP changed the implementation date to Nov. 1, 2006.  SPS has not yet requested New Mexico Public Regulation Commission (NMPRC) or Public Utility Commission of Texas (PUCT) approval regarding accounting and ratemaking treatment of EIS costs.

Texas Energy Legislation - The 2005 Texas Legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the Electric Reliability Council of Texas in the SPP or the Western Electricity Coordinating Council to have timely recovery of transmission infrastructure investments. After notice and hearing, the PUCT may allow recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by the FERC. The PUCT will initiate a rulemaking for this process that is expected to take place in the second half of 2006.

Fuel Cost Recovery Mechanisms —Fuel and purchased energy costs are recovered in Texas through a fixed-fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates.  The Texas retail fuel factors change each November and May based on the projected cost of natural gas.  If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised based on application by SPS or action by the PUCT.  In the first quarter of 2006, SPS revised its estimate of the allocation of fuel under-recoveries to its Texas jurisdiction for 2004 and 2005 and recorded an asset of approximately $7 million.  In the second quarter of 2006, SPS finalized its fuel analysis based on a distribution system loss approach.  Pursuant to this analysis, the total unrecovered fuel balance is $21.7 million.  Because of uncertainty regarding ultimate recovery, a settlement reserve was recorded equal to the entire amount.  SPS filed a fuel reconciliation application in May 2006.  See discussion below.

Texas Retail Fuel Factor Change — On March 7, 2006, SPS filed an application to change its fuel factors effective May 1, 2006, to more accurately track fuel cost during the summer months.  On April 17, 2006, the proposed factors were approved on an interim basis, and on May 25, 2006, the factors were granted final approval.

Texas Retail Fuel Surcharge Case — On May 5, 2006, SPS requested authority to surcharge approximately $43.9 million of Texas retail fuel and purchased energy cost under-collection that accrued from October 2005 through March 2006.  The case has been referred to the State Office Of Administrative Hearings (SOAH) for a contested hearing.  Intervenors requested that this case be consolidated with SPS’ pending fuel reconciliation case discussed below, since findings in the fuel reconciliation case could reduce the amount of the under-collection. At a pre-hearing conference on June 26, 2006, the administrative law judge denied the motion to consolidate and set the case for hearing on its merits on Aug. 14, 2006.

Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million, or 6.0 percent.  The rate filing is based on a historical test year, an electric rate base of $943 million, a requested return on equity of 11.6 percent and a common equity ratio of 51.1 percent.  Final rates are expected to be effective in the first quarter of 2007.  No interim rate increase has been implemented.  Following is the expected procedural schedule.

•	Intervenor Testimony	October 24 & 31, 2006
•	PUCT Staff Testimony	November 7, 2006
•	Hearings	November 28 - December 21, 2006
•	Proposal for Decision	To be determined
•	Agreed Jurisdictional Deadline	March 2, 2007

The fuel reconciliation portion requests approval of approximately $957 million of Texas jurisdictional fuel and purchased power costs for the 2004-2005 period. The fuel reconciliation case was transferred to the SOAH with the base rate case and has the same procedural schedule.  As a part of the fuel reconciliation case, fuel and purchased energy costs, which are recovered in Texas through a fixed-fuel and purchased energy recovery factor as a part of SPS’ retail electric rates, will be reviewed.

New Mexico Fuel Review - On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’ fuel and purchased power cost. The staff requested a formal review of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004. The hearing in the fuel review case was held April 22, 2006. A proposed recommended decision was filed by the parties on July 28, 2006 and a NMPRC decision is expected in late 2006.

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ FPPCAC and current monthly factor cost recovery methodology. This filing was required by NMPRC rule. The filing requests that the FPPCAC continue the current monthly factor cost recovery methodology. Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of ineligible purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $45 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause. The hearing was held in April 2006, and a NMPRC decision is expected in late 2006.

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

Clean Air Interstate Rule — In March 2005, the U. S. Environmental Protection Agency (EPA) issued the Clean Air Interstate Rule (CAIR), which further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  Under CAIR’s cap-and-trade structure, utilities can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  There is uncertainty concerning implementation of CAIR. States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details. Legal challenges to CAIR rules could alter their requirements and/or schedule. The uncertainty associated with the final CAIR rules makes it difficult to predict the ultimate amount and timing of capital expenditures and operating expenses.

Xcel Energy and SPS advocated that West Texas should be excluded from CAIR, because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction. On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from CAIR. El Paso Electric Co. joined in the request for reconsideration. On March 15, 2006, the EPA denied the petition for reconsideration.  On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the United States Court of Appeals for the District of Columbia Circuit.

Based on the preliminary analysis of various scenarios of capital investment and allowance purchases, the preferred scenario is capital investments of approximately $30 million for NOx controls with NOx allowance purchases of an estimated $4 million in 2009.  Annual purchases of SO2 allowances are estimated in the range of $15 million to $25 million each year, beginning in 2012 for Phase I based on allowance costs and fuel quality as of July 2006.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. SPS continues to evaluate the strategy for complying with CAMR.  Compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both.  The capital cost is estimated at $14.5 million for the mercury control equipment.

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

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit. Oral arguments were presented on June 7, 2006 and SPS is awaiting a decision.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi.  Although SPS is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on SPS.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

Other Contingencies

Except as set forth above, the circumstances in Note 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 2 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4.             Long-term Debt

In March 2006, SPS filed a registration statement with the SEC to register $500 million of unsecured debt securities. The registration statement was declared effective on July 25, 2006.

SPS plans to issue prior to Nov. 1, 2006, up to $500 million of unsecured debt securities to refinance a scheduled long-term debt maturity.  SPS intends to enter into an additional liquidity facility to provide contingency financing for the planned long-term debt issuance.

5.     Derivative Valuation and Financial Impacts

SPS uses a number of different derivative instruments in connection with its utility commodity price, interest rate, and limited short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133-”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for SPS and all instruments related to the commodity trading operations.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Statements of Income.

SPS records the fair value of its derivative instruments in its Balance Sheets as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

The fair value of all interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

Cash Flow Hedges

SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates.  These derivative instruments are designated as cash flow hedges for accounting purposes and changes in the fair value of these instruments are recorded as a component of  Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled.  This could include the purchase or sale of energy or energy-related products or the use of natural gas to generate electric energy.  As of June 30, 2006, SPS had no commodity-related contracts classified as cash flow hedges.

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2006, SPS had net losses of approximately $0.5 million in Accumulated Other Comprehensive Loss related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense.  SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility.  There was no hedge ineffectiveness in the second quarter of 2006.

The impact of the components of hedges on SPS’ Accumulated Other Comprehensive Loss, included as a component of stockholder’s equity, are detailed in the following table:

	Six months ended June 30,
(Millions of dollars)	2006	2005

Accumulated other comprehensive loss relatebd to cash flow hedges at Jan. 1	$(4.8)	$(5.3)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.6	(0.2)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	0.1	(0.1)
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(4.1)	$(5.6)

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged. That is, fair value hedge accounting allows the gains or losses of the derivative instrument to offset, in the same period, the gains and losses of the hedged item.

Derivatives Not Qualifying for Hedge Accounting

SPS has extremely limited commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Statements of Income. The results of these transactions are recorded as a component of Operating revenues on the Statements of Income.

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2006	2005	2006	2005

Interest income	$696	$418	$1,952	$712
Other nonoperating income	593	3,039	830	3,248
Employee-related insurance policy expense	(92)	—	(110)	(18)
Other operating expenses	(4)	—	(4)	—
Total interest and other income - net	$1,193	$3,457	$2,668	$3,942

7.     Segment Information

SPS has one reportable segment.  SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma.  Revenues from external customers were $836.0 million and $693.7 million for the six months ended June 30, 2006 and 2005, respectively.

Effective July 31, 2006, SPS completed the sale of its delivery system operations in Oklahoma and Kansas to Tri-County Electric Cooperative.

8.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2006	2005	2006	2005

Net income	$10.0	$17.5	$21.9	$31.6
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	0.2	(0.5)	0.6	(0.2)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	0.1	(0.1)	0.1	(0.1)
Other comprehensive income (loss)	0.3	(0.6)	0.7	(0.3)
Comprehensive income	$10.3	$16.9	$22.6	$31.3

The accumulated other comprehensive loss in stockholder’s equity at June 30, 2006 and Dec. 31, 2005 relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

9. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,380	$12,980	$1,479	$1,599
Interest cost	38,197	39,496	13,287	13,663
Expected return on plan assets	(67,551)	(69,484)	(7,110)	(6,267)
Amortization of transition obligation	—	—	3,577	3,644
Amortization of prior service cost (credit)	7,421	7,496	(545)	(544)
Amortization of net (gain) loss	4,165	(39)	5,875	6,460
Net periodic benefit cost (credit)	(3,388)	(9,551)	16,563	18,555
Credits not recognized due to the effects of regulation	3,893	6,500	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$505	$(3,051)	$17,536	$19,528

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,720)	$(2,461)	$1,648	$2,011

	Six months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,814	$30,230	$3,316	$3,342
Interest cost	77,706	80,492	26,470	27,530
Expected return on plan assets	(134,032)	(139,758)	(13,378)	(12,850)
Amortization of transition obligation	—	—	7,222	7,289
Amortization of prior service cost (credit)	14,848	15,018	(1,090)	(1,089)
Amortization of net loss	8,676	3,410	12,398	13,123
Net periodic benefit cost (credit)	(1,988)	(10,608)	34,938	37,345
Credits not recognized due to the effects of regulation	6,318	9,684	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost (credit) recognized for financial reporting	$4,330	$(924)	$36,884	$39,291

SPS
Net benefit cost (credit) recognized for financial reporting	$(4,062)	$(4,551)	$3,353	$3,427

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

•             Risks associated with implementation of new technologies; and

•             Other business or investment considerations that may be disclosed from time to time in SPS’ SEC filings, including “Risk Factors” in Item 1A of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2006.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for SPS is mitigated in most jurisdictions due to cost-based rate regulation.  At June 30, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

Management Changes

Gary Gibson, president and CEO of SPS, announced his plans to retire on Nov. 30, 2006.  Effective July 19, 2006, David Eves was elected CEO by the SPS board of directors.  Gary will continue as president of SPS until his retirement.

RESULTS OF OPERATIONS

SPS’ net income was approximately $21.9 million for the first six months of 2006, compared with approximately $31.6 million for the first six months of 2005.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for retail customers, most fluctuations in energy costs do not affect electric utility margin.

SPS has two distinct forms of wholesale marketing activities:  short-term wholesale and commodity trading.  Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from, SPS’ generation assets and energy and capacity purchased to serve native load.  Commodity trading is not associated with SPS’ generation assets or the energy and capacity purchased to serve native load.  Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

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

The following table details base electric utility and short-term wholesale activities:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Consolidated Total

Six months ended June 30, 2006
Electric utility revenue	$833	$3	$836
Electric fuel and purchased power	(601)	(3)	(604)
Gross margin before operating expenses	$232	$—	$232
Margin as a percentage of revenue	27.9%	—%	27.8%

Six months ended June 30, 2005
Electric utility revenue	$692	$2	$694
Electric fuel and purchased power	(458)	(2)	(460)
Gross margin before operating expenses	$234	$—	$234
Margin as a percentage of revenue	33.8%	—%	33.7%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005
Fuel cost recovery	$136
Sales growth (excluding weather impact)	9
Capacity sales	(2)
Reserve for potential firm wholesale settlement	(7)
Other	5
Total base electric revenue increase	$141

Base Electric Margin

(Millions of dollars)	2006 vs. 2005
Reserve for potential firm wholesale settlement	$(7)
Unrecoverable purchased power	(3)
Transmission costs	(2)
Weather	2
Sales growth (excluding weather impact)	9
Other	(1)
Total base electric margin decrease	$(2)

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2006 vs. 2005
Higher plant maintenance and overhaul costs	$4
Higher legal arbitration and settlement costs	2
Higher employee benefit costs	1
Higher regulatory fees and assessments	1
Other	1
Total other utility operating and maintenance expense increase	$9

Taxes (other than income taxes) increased by approximately $1.9 million, or 7.6 percent, for the first six months of 2006, compared with the first six months of 2005. The increase is primarily due to an increase in franchise tax fees and gross receipts taxes.

Other income decreased by approximately $1.7 million for the first six months of 2006, compared with the first six months of 2005. The decrease is primarily due to a gain on the sale of Amarillo water rights in May of 2005, partially offset by an increase in interest income collected on the Texas deferred fuel balance.

Income taxes decreased by approximately $5.9 million for the first six months of 2006 compared with the first six months of 2005.  The decrease was primarily due to a decrease in pretax income. The effective tax rate was 36.8 percent for the first six months of 2006, compared with 37.1 percent for the same period in 2005.

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

Item 1A. Risk Factors

SPS’ are documented in Item 1A of Part I of its 2005 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2006.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer