Form 10-K
period 2006-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2007-02-23
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

As of Feb. 22, 2007, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s 2007 Proxy Statement, to be filed subsequently

Southwestern Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

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

JOA	Joint operating agreement among the Utility Subsidiaries electricity or natural gas for ultimate consumption.
LIBOR	London Interbank Offered Rate
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MISO	Midwest Independent Transmission System Operator
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
PUHCA 2005

Public Utility Holding Company Act of 2005. Successor to the Public Utility Holding Company Act of 1935. Eliminates most federal regulation of utility holding companies. Transfers other regulatory authority from the SEC to FERC.

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

SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
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

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico. SPS is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity. SPS serves approximately 386,000 electric customers in portions of Texas and New Mexico. The wholesale customers served by SPS comprised approximately 37 percent of SPS’ total Kwh sales in 2006. Approximately 77 percent of SPS’ retail electric operating revenues was derived from operations in Texas during 2006.

In October 2005, SPS reached a definitive agreement to sell its delivery system operations in Oklahoma, Kansas and a small portion of Texas to Tri-County Electric Cooperative. Effective July 31, 2006, SPS completed the sale to Tri-County Electric Cooperative for $24.5 million and a gain of $6.1 million was recognized. SPS now provides wholesale service to Tri-County Electric Cooperative.

ELECTRIC UTILITY OPERATIONS

Overview

Utility Industry Growth — SPS intends to focus on growing through investments in electric rate base to meet growing customer demands and to maintain or increase reliability and quality of service to customers. SPS plans to continue to file rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

Utility Restructuring and Retail Competition — The structure of the utility industry has been subject to change. Merger and acquisition activity has been significant as utilities combined to capture economies of scale or establish a strategic niche in preparing for the future. The FERC has implemented wholesale electric utility competition, and the wholesale customers of Xcel Energy’s utility subsidiaries can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries’ use to serve their native load.

SPS recognizes that local market conditions and political realities must be considered in developing its transition to competition plan and a planned competition date for the Texas Panhandle. Given the current situation, Xcel Energy has been unable to develop a plan for the Texas Panhandle to move toward retail competition that would be in the best interests of its customers. Xcel Energy currently does not plan to propose to implement retail customer choice in the Texas Panhandle until required.

SPS does support the continued development of wholesale competition and non-discriminatory wholesale open access transmission services. SPS will continue to work with the SPP on RTO development for the Panhandle region and the incorporation of independent transmission operations to insure non-discriminatory open access. SPS is also still pursuing strengthening its transmission system internally to alleviate north and south congestion within the Texas Panhandle and other lines to increase the transfer capability between the Texas Panhandle and other electric systems.

Some states have implemented some form of retail electric utility competition. Much of Texas has implemented retail competition, but it is presently limited to utilities within the Electric Reliability Council of Texas (ERCOT), which does not include SPS. Under current law, SPS can file a plan to implement competition in Texas, subject to regulatory approval.

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

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) - The Energy Act repealed PUHCA effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since Aug. 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects, including:

•                  Adopting new regulations by establishing rules for accounting procedures for holding company systems, including cost allocation rules for transactions between companies within a holding company system;

•                  Adopting new regulations to implement changes to the FERC’s merger and asset transfer authority;

•                  Adopting new “market manipulation regulations” prohibiting any “manipulative or deceptive device or contrivance” in wholesale natural gas and electricity commodity and transportation or transmission markets and interpreting this standard in a manner consistent with Rule 10b-5 of the SEC; violations are subject to potential civil penalties of up to $1 million per day;

•                  Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary North American Electric Reliability Council (NERC) structure, and requiring the ERO to establish mandatory reliability standards and imposition of financial or other penalties for violations of adopted standards. The FERC has issued proposed rules to make 83 ERO reliability standards mandatory and subject to potential financial penalties for non-compliance to be effective June 1, 2007;

•                  Adopting rules to implement changes to the Public Utility Regulatory Policy Act to allow utility ownership of QFs and strengthening the thermal energy requirements for entities seeking to be QFs;

•                  Proposing rules that would allow a utility to seek to eliminate its mandatory QF power purchase obligation for utilities in organized wholesale energy markets; and

•                  Adopting rules to establish incentives for investment in new electric transmission infrastructure.

SPS generally supports the regulations adopted or proposed by the FERC to date, but cannot predict the ultimate impact the new regulations will have on its operations or financial results.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO. SPS is a member of the SPP. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT and NMPRC regulate SPS’ retail operations as an electric utility and have jurisdiction over its retail rates and services and the construction of transmission or generation in their respective states. The municipalities in which SPS operates in Texas have jurisdiction over SPS’ rates in those communities. The NMPRC also has jurisdiction over the issuance of securities. SPS is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. SPS has received authorization from the FERC to make wholesale electricity sales at market-based prices, however, as discussed previously, SPS withdrew its market-based rate authority with respect to sales in its own and affiliated operating company control areas.

Fuel, Purchased Energy and Conservation Cost Recovery Mechanisms — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates. The Texas retail fuel factors change each November and May based on the projected cost of natural gas.

If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The regulations require refunding or surcharging over- or under-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased energy costs, if this condition is expected to continue.

PUCT regulations require periodic examination of SPS fuel and purchased energy costs, the efficiency of the use of fuel and purchased energy, fuel acquisition and management policies and purchased energy commitments. SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS’ electric generation and fuel management activities as it relates to fuel and purchased energy costs.

The NMPRC regulations provide for a fuel and purchased power cost adjustment clause for SPS’ New Mexico retail jurisdiction. SPS files monthly and annual reports of its fuel and purchased power costs with the NMPRC. The NMPRC authorized SPS to implement a monthly adjustment factor.

SPS recovers fuel and purchased energy costs from its wholesale customers through a wholesale fuel and purchased economic energy cost adjustment clause (FCAC) accepted for filing by the FERC.

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability, telephone response and abandoned call performance targets. If these targets are not met, SPS is required to make refunds to its customers of up to $950,000 per year.

For a further discussion of rate and regulatory matters see Note 10 to the Financial Statements.

Capacity and Demand

The uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2007, assuming normal weather, are listed below.

System Peak Demand (in MW)
2004	2005	2006	2007 Forecast
4,679	4,667	4,711	4,722

The peak demand for the SPS system typically occurs in the summer. The 2006 uninterrupted system peak demand for SPS occurred on July 20, 2006.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, purchases from other utilities, independent power producers and power marketers and demand-side management options to meet its net dependable system capacity requirements.

Purchased Power — SPS has contractual arrangements to purchase power from other utilities and nonregulated energy suppliers. Capacity is the measure of the rate at which a particular generating source produces electricity. Energy is a measure of the amount of electricity produced from a particular generating source over a period of time. Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

SPS also makes short-term purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to comply with minimum availability requirements, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

SPS Resource Planning — In June 2006, the NMPRC initiated a series of workshops for the purpose of drafting rules for integrated resource planning. In August 2006, workshop participants completed a consensus rule that was forwarded by the Hearing Examiner on Oct. 3, 2006, to the NMPRC for consideration. The proposed rules would apply to jurisdictional electric and gas utilities, such as SPS, that operate within the state. A final rule is expected to be adopted in early 2007.

Purchased Transmission Services — SPS has contractual arrangements with regional transmission service providers to deliver power and energy to the subsidiaries’ native load customers, which are retail and wholesale load obligations with terms of more than one year.

All of the transmission arrangements for the SPS system are through FERC approved Open Access Transmission Tariffs (OATT). SPS also has several transmission arrangements through the SPP OATT. The SPP is a Regional Transmission Organization that, among other things, administers an OATT for all its members. SPS’ entire service territory is within the SPP footprint, and SPS is a member of the SPP. The SPP owns no transmission facilities. Rather, the SPP is responsible for ensuring that transmission service across facilities owned by others, including SPS, is made available and used on a reliable and non-discriminatory basis. These OATTs contain policies and procedures for reliable use of the transmission systems for transmission, generation and load variations.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

SPS Generating	Coal		Natural Gas		Average Fuel
Plants	Cost	Percent	Cost	Percent	Cost

2006	$1.89	66%	$6.30	34%	$3.38
2005	$1.32	68%	$7.77	32%	$3.38
2004	$1.20	69%	$5.74	31%	$2.60

See additional discussion of fuel supply and costs under Risks Associated with Our Business under Item 1A.

Fuel Sources — SPS purchases all of its coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO, Inc. in the form of crushed, ready-to-burn coal delivered to the plant bunkers. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to the plant bunkers to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters, and handlers. For the Harrington station, the coal supply contract with TUCO expires in 2016. For the Tolk station, the coal supply contract with TUCO expires in 2017. At Dec. 31, 2006, coal supplies at the Harrington and Tolk sites were approximately 37 and 37 days supply, respectively. TUCO has coal agreements to supply approximately 100 percent of SPS’ coal requirements in 2007, 2008 and 2009 for the Harrington and Tolk stations. TUCO has long-term contracts for supply of coal in sufficient quantities to meet the primary needs of the Harrington and Tolk stations.

SPS uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas suppliers for SPS’ power plants are procured under short- and intermediate-term contracts to provide an adequate supply of fuel. These contracts expire in various years from 2007 through 2011. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2006, SPS’ commitments related to these contracts were approximately $30 million.

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

SPS Electric Operating Statistics

	Year Ended Dec. 31,
	2006		2005		2004
Electric sales (Millions of Kwh)
Residential	3,448		3,435		3,361
Commercial and Industrial	13,283		12,806		12,429
Public Authorities and Other	560		550		557
Total Retail	17,291		16,791		16,347
Sales for Resale	10,134		10,212		8,949
Total Energy Sold	27,425		27,003		25,296

Number of customers at end of period
Residential	304,682		311,182		311,473
Commercial and Industrial	75,643		77,505		77,538
Public Authorities and Other	5,796		5,982		5,868
Total Retail	386,121		394,669		394,879
Wholesale	44		45		58
Total Customers	386,165		394,714		394,937

Electric revenues (Thousands of Dollars)
Residential	$285,677		$267,988		$232,271
Commercial and Industrial	825,100		729,515		603,303
Public Authorities and Other	44,022		39,927		33,724
Total retail	1,154,799		1,037,430		869,298
Wholesale	489,627		556,746		440,303
Other Electric Revenues	42,068		33,068		24,174
Total Electric Revenues	$1,686,494		$1,627,244		$1,333,775

Kwh Sales per Retail Customer	44,781		42,545		41,397
Revenue per Retail Customer	$2,990.77		$2,628.61		$2,201.43
Residential Revenue per Kwh	8.29	¢	7.80	¢	6.91	¢
Commercial and Industrial Revenue per Kwh	6.21	¢	5.70	¢	4.85	¢
Wholesale Revenue per Kwh	4.83	¢	5.45	¢	4.92	¢

ENVIRONMENTAL MATTERS

Certain of SPS’ facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. SPS has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with applicable environmental standards.

SPS strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon SPS’ operations. For more information on environmental contingencies, see Note 11 to the Financial Statements and the matter discussed below.

EMPLOYEES

The number of full-time SPS employees on Dec. 31, 2006 was 1,072. Of these full-time employees, 762, or 71 percent, are covered under collective bargaining agreements. See Note 6 to the Financial Statements for further discussion. Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to SPS.

Exhibit B

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by several federal and state utility regulatory agencies. The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service and the sale of electric energy in interstate commerce.

Our profitability is dependent on our ability to recover costs related to providing energy and utility services to our customers.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Rising fuel costs could increase the risk that we will not be able to fully recover our under-recovered fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

We are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including paying debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard and Poor’s calculates an imputed debt associated with capacity payments from purchased power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard and Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchased power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to commodity risks and other risks associated with energy markets.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings variability. We utilize quoted market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which market prices are not available, we utilize models based on forward price curves. These models incorporate estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations. Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results.

We are subject to credit risks.

Credit risk includes the risk that counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the management of wastes and hazardous substances.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We must pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2006, these sites included:

•	the sites of former manufactured gas plants operated by our subsidiaries or predecessors; and
•	third party sites, such as landfills, to which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us and we may incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.  Revised or additional laws or regulations which result in increased compliance costs or additional operating restrictions, or currently unanticipated costs or restrictions under existing laws or regulations, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

For further discussion see Note 14 to the Consolidated Financial Statements.

Economic conditions could negatively impact our business.

Our operations are affected by local and national economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Our operations could be impacted by war, acts of terrorism or threats of terrorism.

The conflict in Iraq and any other military strikes or sustained military campaign may affect our operations in unpredictable ways and may cause disruptions of fuel supplies and markets, particularly with respect to natural gas and purchased energy.  War and the possibility of further war may have an adverse impact on the economy in general.

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material adverse effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel.

The insurance industry has also been affected by these events and the availability of insurance covering risks we and our competitors typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption or black-out of the regional electric transmission grid could negatively impact our business.

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

Reduced coal availability could negatively impact our business.

Our coal generation portfolio is heavily dependent on coal supplies located in the Powder River Basin of Wyoming.  Our entire annual coal requirement comes from this area.  Coal generation comprises approximately 65 percent our annual generation.  We have recently experienced disruptions in the delivery of Powder River Basin coal to our facilities and such disruptions could occur again in the future.  Coal delivery may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather and availability of equipment.  Failure or delay by our suppliers of coal deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.  In addition, as agreements expire with our suppliers, we may not be able to enter into new agreements for coal delivery on equivalent terms.

Rising energy prices could negatively impact our business.

Higher fuel costs could significantly impact our results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict the future prices or the ultimate impact of such prices on our results of operations or cash flows.

Higher energy prices as a result of delayed construction.

We have a large independent power facility scheduled to be on-line during the summer of 2008.  There is a risk that the construction could be delayed.  If the project does not reach commercial operations as scheduled, we would likely need to partially replace the capacity and energy until the project is in commercial operations, which could have an adverse impact on our financial results, including increased purchased power and capacity costs.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric utility business is seasonal and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

Increase risks of regulatory penalties

The Energy Act increased FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  FERC can now impose penalties of $1 million per violation per day.  Effective June 1, 2007, approximately 80 electric reliability standards that were historically subject to voluntary compliance will become mandatory and subject to potential civil penalties for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements may change and our contributions could be required in the future.

Increasing costs associated with health care plans may adversely affect our results of operations, financial position or liquidity.

The costs of providing health care benefits to our employees and retirees have increased substantially in recent years.  We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with our health care plans may adversely affect our results of operations, financial position, or liquidity.

As we are a subsidiary of Xcel Energy, if Xcel Energy’s credit ratings and access to capital were restricted, this could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternate sources of funds to meet our cash needs.

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

As of Dec. 31, 2006, Xcel Energy had approximately $6.4 billion of long-term debt and $1.0 million of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.  Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2006, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $76.2 million and $17.5 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2006, was approximately $118.6 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

Our board of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to a number of significant corporate events, including the payment of our dividends.

We have historically paid quarterly dividends to Xcel Energy.  In 2006, 2005 and 2004 we paid $78.0 million, $83.3 million and $93.6 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1 B — Unresolved SEC Staff Comments

None

Item 2 — Properties

Station, City and Unit	Fuel	Installed	Summer 2006 Net Dependable Capability (MW)

Steam:
Harrington-Amarillo, TX 3 Units	Coal	1976-1980	1,044
Tolk-Muleshoe, TX 2 Units	Coal	1982-1985	1,080
Jones-Lubbock, TX 2 Units	Natural Gas	1971-1974	486
Plant X-Earth, TX 4 Units	Natural Gas	1952-1964	442
Nichols-Amarillo, TX 3 Units	Natural Gas	1960-1968	457
Cunningham-Hobbs, NM 2 Units	Natural Gas	1957-1965	267
Maddox-Hobbs, NM	Natural Gas	1967	118
CZ-2-Pampa, TX	Purchased Steam	1979	26
Moore County-Amarillo, TX	Natural Gas	1954	48

Gas Turbine:
Carlsbad-Carlsbad, NM	Natural Gas	1968	11
CZ-1-Pampa, TX	Hot Nitrogen	1965	13
Maddox-Hobbs, NM	Natural Gas	1976	60
Riverview-Electric City, TX	Natural Gas	1973	23
Cunningham-Hobbs, NM 2 Units	Natural Gas	1998	218
Diesel:
Tucumcari-NM 6 Units		1941-1979	—
		Total	4,293

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2006:

Conductor Miles
345 KV	5,139
230 KV	9,420
115 KV	10,835
Less than 115 KV	22,429

SPS had 441 electric utility transmission and distribution substations at Dec. 31, 2006.

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

Other Matters

For more discussion of legal claims and environmental proceedings, see Note 11 to the Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1 and Note 10 to the Financial Statements under Item 8, incorporated by reference.

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

SPS had dividend restrictions imposed by its credit agreement, FERC rules and state regulatory commissions.

•       Covenant restrictions under SPS’ credit agreement include a required debt to total capital ratio.

•       Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•       State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy.

The dividends declared during 2006 and 2005 were as follows:

Quarter Ended
(Thousands of Dollars)
March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
$19,744	$19,357	$18,486	$18,581

March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
$21,269	$20,058	$19,496	$20,395

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership, structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of SPS’ Form 10-K for the year ended Dec. 31, 2006.

Results of Operations

SPS’ net income was approximately $47.5 million for 2006, compared with approximately $62.4 million for 2005.

Electric Utility, Short-Term Wholesale and Commodity Trading Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel and purchased energy cost-recovery mechanisms for customers, most fluctuations in energy costs do not materially affect electric utility margin.

SPS has two distinct forms of wholesale marketing activities:  short-term wholesale and commodity trading. Short-term wholesale refers to energy-related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from, SPS’ generation assets and energy and capacity purchased to serve native load. Commodity trading is not associated with SPS’ generation assets or the energy and capacity purchased to serve native load.

SPS conducts an inconsequential amount of commodity trading. Margins from commodity trading activity are partially redistributed to NSP-Minnesota and PSCo pursuant to the JOA approved by the FERC. Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenues. Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable. Commodity trading revenues, as discussed in Note 1 to the Financial Statements, are reported net of trading costs (i.e., on a margin basis) in the Statements of Income. Commodity trading costs include fuel, purchased power, transmission, broker fees and other related costs.

The following table details base electric utility and short-term wholesale activities:

(Millions of Dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Consolidated Totals
2006
Electric utility revenue (excluding commodity trading)	$1,680	$6	$—	$1,686
Fuel and purchased power	(1,211)	(6)	—	(1,217)
Commodity trading revenue	—	—	1	1
Commodity trading costs	—	—	(1)	(1)
Gross margin before operating expenses	$469	$—	$—	$469
Margin as a percentage of revenue	27.9%	—%	—%	27.8%

2005
Electric utility revenue (excluding commodity trading)	$1,621	$6	$—	$1,627
Fuel and purchased power	(1,142)	(6)	—	(1,148)
Commodity trading revenue	—	—	—	—
Commodity trading costs	—	—	—	—
Gross margin before operating expenses	$479	$—	$—	$479
Margin as a percentage of revenue	29.5%	—%	—%	29.4%

The following summarizes the components of the changes in base electric revenue and base electric margin for the year ended Dec. 31:

Base Electric Revenue

(Millions of Dollars)	2006 vs 2005
Fuel cost recovery	$63
Sales growth (excluding weather impact)	10
Transmission revenue	3
Texas surcharge decision	(8)
FERC 206 rate refund accrual	(8)
Regulatory accruals and other	(1)
Total base electric revenue increase	$59

Base Electric Margin

(Millions of Dollars)	2006 vs 2005
Sales growth (excluding weather impact)	$10
Purchased capacity costs	7
Texas surcharge decision	(8)
FERC 206 rate refund accrual	(8)
Under-recovery of fuel costs	(8)
Transmission fees classification change	(4)
Regulatory accruals and other	1
Total base electric margin decrease	$(10)

Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is subject to periodic approval by the PUCT. See Note 10 to the Financial Statements for further discussion.

Non-Fuel Operating Expense and Other Costs — Other operating and maintenance expenses for 2006 increased $15 million, or 8.0 percent, compared to 2005. The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2006 vs 2005
Higher employee benefit costs	$8
Higher planned outage costs	6
Gain on sale of assets	(6)
Higher storm work, union arbitration costs and other	1
Total other utility operating and maintenance expense increase	$9

Taxes (other than income taxes) increased by approximately $4.0 million, or 8.4 percent, for 2006 compared with 2005, primarily due to higher Texas franchise fees.

Interest and other income increased by $0.6 million, or 12.7 percent, for 2006 compared with 2005. The increase was primarily due to increased interest income collected on the Texas deferred fuel balance partially offset by a decrease in interest and other income due to a gain on the sale of Amarillo water rights in May of 2005.

Allowance for funds used during construction, equity and debt, decreased by $1.2 million, or 31.8 percent, for 2006 compared with 2005, primarily due to the timing of capital projects placed in service.

Interest charges and financing costs increased by approximately $1.7 million, or 3.1 percent, for 2006 compared with 2005, primarily due to increased activity in the commercial paper market and the refinancing of maturing long-term debt at a higher interest rate.

Income tax expense decreased by approximately $ 9.2 million in 2006 compared with 2005. The decrease was primarily due to lower pretax income. The effective tax rate was 37.5 percent for 2006, compared with 37.7 percent for 2005.

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

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of capacity, energy and energy related instruments. These marketing activities generally have terms of less than one year in length. SPS’ risk-management policy allows management to conduct the marketing activities within guidelines and limitations as approved by the company’s risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Certain contracts within the scope of these activities qualify for hedge accounting treatment under SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).

See Note 8 to the Financial Statements for a discussion of the hedging contracts of SPS.

SPS did conduct limited commodity trading activities during 2006. However, the quantity and duration of activity had no material impact on the reported VaR for the short-term wholesale and commodity trading activities for Xcel Energy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business. SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

SPS may engage in hedges of cash flow exposure. The fair value of interest rate swaps designated as cash flow hedges is initially recorded in Other Comprehensive Income. Reclassification of unrealized gains or losses on cash flow hedges of variable rate debt instruments from Other Comprehensive Income into earnings occurs as interest payments are accrued on the debt instrument, and generally offsets the change in the interest accrued on the underlying variable rate debt. Hedges of fair value exposure are entered into to hedge the fair value of a recognized asset, liability or firm commitment. Changes in the derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair values of related hedged assets, liabilities or firm commitments. To test the effectiveness of such swaps, a hypothetical swap is used to mirror all the critical terms of the underlying debt and regression analysis is utilized to assess the effectiveness of the actual swap at inception and on an ongoing basis. The fair value of interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

At Dec. 31, 2006 and 2005, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would have an immaterial impact on pretax interest expense.

Credit Risk — In addition to the risks discussed previously, SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

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

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, common stockholder’s equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2007

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2006	2005	2004

Operating revenues	$1,686,494	$1,627,244	$1,333,775

Operating expenses
Electric fuel and purchased power	1,216,679	1,148,298	877,273
Operating and maintenance expenses	199,083	190,062	181,812
Depreciation and amortization	96,060	96,322	91,919
Taxes (other than income taxes)	51,234	47,254	47,848
Total operating expenses	1,563,056	1,481,936	1,198,852

Operating income	123,438	145,308	134,923

Interest and other income — net (see Note 7)	5,658	5,022	1,919
Allowance for funds used during construction — equity	782	2,035	1,086

Interest charges and financing costs
Interest charges — includes financing costs of $5,640, $6,121 and $6,518, respectively	55,739	54,084	53,528
Allowance for funds used during construction — debt	(1,901)	(1,897)	(1,736)
Total interest charges and financing costs	53,838	52,187	51,792

Income before income taxes	76,040	100,178	86,136
Income taxes	28,505	37,750	31,233
Net income	$47,535	$62,428	$54,903

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS

(Thousand of Dollars)

	Year Ended Dec. 31
	2006	2005	2004
Operating activities
Net income	$47,535	$62,428	$54,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,875	103,643	100,445
Deferred income taxes	(47,319)	62,588	27,469
Amortization of investment tax credits	(251)	(250)	(250)
Allowance for equity funds used during construction	(782)	(2,035)	(1,086)
Change in recoverable electric energy costs	65,251	(68,311)	(30,614)
Change in accounts receivable	45,928	(16,919)	(369)
Change in accrued unbilled revenue	18,565	(19,101)	984
Change in inventories	(903)	(3,339)	(1,020)
Change in other current assets	(406)	982	(1,511)
Change in accounts payable	20,031	7,104	52,753
Change in other current liabilities	12,707	1,651	(40,530)
Change in other noncurrent assets	(21,019)	(15,826)	(17,617)
Change in other noncurrent liabilities	1,154	1,685	20,558
Net cash provided by operating activities	244,366	114,300	164,115

Investing activities
Capital/construction expenditures	(121,683)	(126,138)	(122,879)
Proceeds from sale of assets	24,670	—	—
Allowance for equity funds used during construction	782	2,035	1,086
Investments in utility money pool	(206,700)	—	—
Repayments from utility money pool	206,700	—	—
Other investments	221	1,834	3,751
Net cash used in investing activities	(96,010)	(122,269)	(118,042)

Financing activities
Short-term borrowings — net	(34,000)	49,000	36,000
Proceeds from issuance of long-term debt	443,711	—	—
Repayment of long-term debt, including reacquisition premiums	(500,000)	—	—
Borrowings under utility money pool arrangement	397,400	171,500	65,800
Repayments under utility money pool arrangement	(397,400)	(171,500)	(65,800)
Borrowings under 5-year unsecured credit facility	—	377,500	—
Repayments under 5-year unsecured credit facility	—	(377,500)	—
Capital contributions from parent	10,804	51,635	1,712
Dividends paid to parent	(77,981)	(83,264)	(93,649)
Net cash (used in) provided by financing activities	(157,466)	17,371	(55,937)

Net increase (decrease) in cash and cash equivalents	(9,110)	9,402	(9,864)
Cash and cash equivalents at beginning of year	9,407	5	9,869
Cash and cash equivalents at end of year	$297	$9,407	$5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$46,809	$51,382	$46,450
Cash paid for income taxes (net of refunds received)	$63,276	$(39,998)	$29,692

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$2,263	$5,541	$8,360

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$297	$9,407
Accounts receivable — net of allowance for bad debts: $2,686 and $2,658, respectively	56,616	90,049
Accounts receivable from affiliates	8,808	21,303
Accrued unbilled revenues	62,805	81,370
Recoverable electric energy costs	83,100	148,351
Materials and supplies inventories — at average cost	17,547	17,701
Fuel inventory — at average cost	4,095	3,038
Derivative instruments valuation — at market	8,926	22,507
Prepayments and other	8,326	5,920
Total current assets	250,520	399,646

Property, plant and equipment, at cost:
Electric utility plant	3,401,108	3,305,997
Construction work in progress	53,051	69,657
Total property, plant and equipment	3,454,159	3,375,654
Less accumulated depreciation	(1,462,787)	(1,391,905)
Net property, plant and equipment	1,991,372	1,983,749

Other assets:
Prepaid pension asset	106,193	143,309
Derivative instruments valuation — at market	94,402	89,642
Regulatory assets	163,067	89,214
Other investments	5,846	8,068
Deferred charges and other	7,890	3,948
Total other assets	377,398	334,181
Total assets	$2,619,290	$2,717,576

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500,000
Short-term debt	51,000	85,000
Accounts payable	159,672	148,159
Accounts payable to affiliates	14,783	9,774
Taxes accrued	33,122	27,123
Dividends payable to parent	18,581	20,395
Accrued interest	12,099	10,165
Deferred income taxes	6,849	38,773
Derivative instruments valuation — at market	4,307	26,933
Other	24,944	19,186
Total current liabilities	325,357	885,508

Deferred credits and other liabilities:
Deferred income taxes	451,108	466,415
Regulatory liabilities	143,789	145,931
Derivative instruments valuation — at market	64,187	45,457
Asset retirement obligations	4,341	4,182
Deferred investment tax credits	3,215	3,466
Pension and employee benefit obligations	54,647	24,051
Other	3,329	2,552
Total deferred credits and other liabilities	724,616	692,054

Commitments and contingent liabilities (see Note 11)
Capitalization (See Statements of Capitalization)
Long-term debt	773,903	325,776
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	478,269	467,465
Retained earnings	323,008	351,640
Accumulated other comprehensive loss	(5,863)	(4,867)
Total common stockholder’s equity	795,414	814,238
Total liabilities and equity	$2,619,290	$2,717,576

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Paid in Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2003	100	$—	$414,118	$407,632	$(7,255)	$814,495

Net income				54,903		54,903
Net derivative instrument fair value changes during the period, net of tax of $1,017					1,906	1,906
Comprehensive income for 2004						56,809
Common dividends declared to parent				(92,105)		(92,105)
Contribution of capital by parent			1,712			1,712
Balance at Dec. 31, 2004	100	$—	$415,830	$370,430	$(5,349)	$780,911

Net income				62,428		62,428
Net derivative instrument fair value changes during the period, net of tax of $352					536	536
Unrealized loss – marketable securities, net of tax of $(31)					(54)	(54)
Comprehensive income for 2005						62,910
Common dividends declared to parent				(81,218)		(81,218)
Contribution of capital by parent			51,635			51,635
Balance at Dec. 31, 2005	100	$—	$467,465	$351,640	$(4,867)	$814,238

Net income				47,535		47,535
Net derivative instrument fair value changes during the period, net of tax of $(596)					(1,046)	(1,046)
Unrealized gain – marketable securities, net of tax of $28					50	50
Comprehensive income for 2006						46,539
Common dividends declared to parent				(76,167)		(76,167)
Contribution of capital by parent			10,804			10,804
Balance at Dec. 31, 2006	100	$—	$478,269	$323,008	$(5,863)	$795,414

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2006	2005
Long-Term Debt
Unsecured Senior B Notes, due Nov. 1, 2006, 5.125%	$—	$500,000
Unsecured Senior A Notes, due March 1, 2009, 6.2%	100,000	100,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	—
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	—
Pollution control obligations, securing pollution control revenue bonds, due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 3.95% at Dec. 31, 2006 and 3.58% at Dec. 31, 2005	25,000	25,000
Sept. 1, 2016, 5.75%	57,300	57,300
Unamortized discount	(2,897)	(1,024)
Total	773,903	825,776
Less current maturities	—	500,000
Total long-term debt	$773,903	$325,776

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; Outstanding 100 shares in 2006 and 2005	$—	$—
Additional paid in capital	478,269	467,465
Retained earnings	323,008	351,640
Accumulated other comprehensive loss	(5,863)	(4,867)
Total common stockholder’s equity	$795,414	$814,238

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — SPS is principally engaged in the generation, purchase, transmission, distribution and sale of electricity. SPS is subject to regulation by the FERC and state utility commissions. All of SPS’ accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material respects.

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

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from SPS are apportioned to NSP-Minnesota and PSCo. Commodity trading activities are not associated with energy produced from SPS’ generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value in accordance with SFAS No. 133. In addition, commodity-trading results include the impacts of all pertinent margin-sharing mechanisms. For more information, see Note 8 to the Financial Statements.

Derivative Financial Instruments — SPS utilizes a variety of derivatives, including commodity futures and options, index or fixed price swaps and basis swaps, to mitigate market risk and to enhance its operations. For more information on SPS’ risk management and derivative activities, see Note 8 to the Financial Statements.

Property, Plant, and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Removal costs associated with regulatory obligations are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repair and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property. Property, plant and equipment also includes costs associated with other property held for future use.

SPS records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a period basis and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2006, 2005 and 2004 was 2.8 percent, 2.8 percent and 2.8 percent, respectively.

AFDC — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in SPS’ rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded on an undiscounted basis when it is probable SPS is liable for the costs and the liability can be reasonably estimated. Costs may be deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If several designated responsible parties exist, costs are estimated and recorded only for SPS’ expected share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs. Removal costs recovered in rates are classified as a regulatory liability.

Legal Costs — Legal costs are not accrued, but expensed as incurred.

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

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12 to the Financial Statements. For more information on income taxes, see Note 5 to the Financial Statements.

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

Cash and Cash Equivalents — SPS considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

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

Deferred Financing Costs — Other assets include deferred financing costs, which are amortized over the remaining maturity periods of the related debt. SPS’ deferred financing costs, net of amortization at Dec. 31, 2006 and 2005 were $6.9 million and $3.7 million, respectively.

Accounts Receivable and Allowance for Uncollectibles — Accounts receivable are stated at the actual billed amount net of the allowance for uncollectibles. SPS establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Emission Allowances — Emission allowances are recorded at cost, including the annual SO2 and NOx emission allowance entitlement received at no cost from the Federal EPA. We follow the inventory model for all allowances. The sales of allowances are reported in the Operating Activities section of the Statements of Cash Flows. The net margin on sales of emission allowances is included in Operating Revenues as it is integral to the production process of energy and our revenue optimization strategy for our utility operations.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. Initial derecognizing amounts would be reported as a cumulative effect of a change in accounting principle. Following implementation, the ongoing recognition of changes in the measurement of uncertain tax positions could be reflected as a component of income tax expense.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006. SPS has substantially completed its analysis and does not expect the cumulative effect of the adoption to be material.

Fair Value Measurements (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS No. 157 on its financial condition and results of operations and does not expect the impact of implementation to be material.

2. Short-Term Borrowings

Commercial Paper — At Dec. 31, 2006 and 2005, SPS had commercial paper outstanding of approximately $51.0 million and $85.0 million, respectively. The weighted average interest rates at Dec. 31, 2006 and 2005 were 5.42 percent and 4.43 percent, respectively.

Money Pool — Xcel Energy has established a utility money pool arrangement with the utility subsidiaries and received required state regulatory approvals. Approval was also granted by the FERC in a July 18, 2006 order. The utility money pool allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. SPS had no borrowings or loans outstanding under the arrangement at Dec. 31, 2006.

3. Long-Term Debt

Credit Facilities — At Dec. 31, 2006, SPS had the following committed credit facility in effect, in millions of dollars:

Credit Facility	Credit Facility Borrowings	Available*	Term	Maturity
$250	$—	$197.3	Five year	December 2011

* Net of credit facility borrowings, issued and outstanding letters of credit and commercial paper borrowings.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings. SPS has the right to request an extension of the final maturity date by one year. The maturity extension is subject to majority bank group approval. The credit facility has one financial covenant requiring that SPS’ debt to total capitalization ratio be less than or equal to 65 percent with which SPS was in compliance at Dec. 31, 2006. The interest rate is based on either the agent bank’s prime rate or the applicable LIBOR, plus a borrowing margin as determined by SPS’ senior unsecured credit ratings from Moody, Standard & Poor and Fitch.

As of Dec. 31, 2006, SPS had no direct borrowings on this line of credit; however, this credit facility served as back-up support for SPS’ commercial paper and letters of credit. Also, $1.7 million of letters of credit were outstanding at Dec. 31, 2006, as discussed in Note 9 to the Financial Statements, of which approximately $1.7 million were outstanding under the above credit facility.

Certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

Maturities of long-term debt are:

(Millions of Dollars)
2007	$—
2008	$—
2009	$100.0
2010	$—
2011	$44.5

4. Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

5. Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Regulatory differences – utility plant items	2.2	1.8	3.5
State income taxes, net of federal income tax benefit	1.3	1.0	1.3
Resolution of income tax audits	0.1	0.3	(3.2)
Tax credits recognized	(0.6)	(0.3)	(0.3)
Other — net	(0.5)	(0.1)	—
Effective income tax rate	37.5%	37.7%	36.3%

Income taxes comprise the following expense (benefit) items for the years ending Dec. 31:

(Thousands of Dollars)	2006	2005	2004
Current federal tax expense	$72,304	$(23,409)	$4,381
Current state tax expense	3,771	(1,179)	(367)
Deferred federal tax expense	(45,110)	60,306	25,829
Deferred state tax expense	(1,997)	2,353	1,640
Deferred tax credits	(212)	(71)	—
Deferred investment tax credits	(251)	(250)	(250)
Total income tax expense	$28,505	$37,750	$31,233

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2006	2005
Deferred tax expense excluding items below	$(47,231)	$59,034
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(728)	3,859
Tax expense allocated to other comprehensive income and other	640	(305)
Deferred tax expense (benefit)	$(47,319)	$62,588

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2006	2005
Deferred tax liabilities:
Differences between book and tax bases of property	$398,004	$414,645
Employee benefits	42,024	40,840
Deferred costs	31,179	53,348
Regulatory assets	16,745	14,666
Other	253	496
Total deferred tax liabilities	$488,205	$523,995

Deferred tax assets:
Unbilled revenue	$12,332	$11,822
Deferred investment tax credits	1,163	1,252
Regulatory liabilities	658	1,099
Other	16,095	4,634
Total deferred tax assets	$30,248	$18,807
Net deferred tax liability	$457,957	$505,188

6. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Xcel Energy offers various benefit plans to its employees, including those of SPS. Approximately 56 percent of Xcel Energy benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2006, SPS had 733 bargaining employees covered under a collective-bargaining agreement, which expires in October 2008.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income.  The following table shows the impact of the implementation on the statement of financial position.  Xcel Energy applied regulatory accounting treatment, which allowed recognition of this item as a regulatory asset rather than as a charge to accumulated other comprehensive income.  The table reflects the deferral of these amounts as regulatory assets. This table also includes noncontributory, defined benefit supplemental retirement income plans.

Balance Sheet Line	Pre-SFAS No. 158	SFAS No. 158 Adjustment	SFAS No. 71 Adjustment	After SFAS No. 158

Prepaid pension asset	$150,826	$(44,633)	$—	$106,193
Regulatory assets	88,939	—	74,128	163,067
Total Assets	$239,765	$(44,633)	$74,128	$269,260

Other (current liabilities)	$24,031	$913	$—	$24,944
Deferred income taxes (current liabilities)	7,179	(330)	—	6,849
Pension and employee benefit obligations	26,065	28,582	—	54,647
Deferred income taxes	450,778	(26,471)	26,801	451,108
Total Liabilities	$508,053	$2,694	$26,801	$537,548

AOCI-net of tax	$(5,863)	$(47,327)	$47,327	$(5,863)
Total Equity	$(5,863)	$(47,327)	$47,327	$(5,863)

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

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. The target range for our pension asset allocation is 60 percent in equity investments, 20 percent in fixed income investments and 20 percent in nontraditional investments, such as real estate, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2006	2005
Equity securities	63%	65%
Debt securities	22	20
Real estate	4	4
Cash	2	1
Nontraditional investments	9	10
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 11.3 percent, which is greater than the current assumption level. The pension cost determination assumes the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments that can provide a higher-than-average return. A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year. Investment returns in 2006, 2005 and 2004 exceeded the assumed level of 8.75, 8.75 and 9.0 percent, respectively. Xcel Energy continually reviews its pension assumptions. In 2007, Xcel Energy will continue to use an investment-return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2006	2005
Accumulated Benefit Obligation at Dec. 31	$2,486,370	$2,642,177

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,796,780	$2,732,263
Service cost	61,627	60,461
Interest cost	155,413	160,985
Plan amendments	(16,569)	300
Actuarial (gain) loss	(82,339)	85,558
Benefit payments	(248,357)	(242,787)
Obligation at Dec. 31	$2,666,555	$2,796,780

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,093,536	$3,062,016
Actual return on plan assets	306,196	254,307
Employer contributions	32,000	20,000
Benefit payments	(248,357)	(242,787)
Fair value of plan assets at Dec. 31	$3,183,375	$3,093,536

Funded Status of Plans at Dec. 31
Funded status	$516,820	$296,756
Noncurrent assets	586,713	685,028
Noncurrent liabilities	(69,893)	(90,595)
Xcel Energy net pension amounts recognized on balance sheet	$516,820	$594,433

SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Components:
Net loss	$35,624	53,399
Prior service cost	9,009	9,410
Total	$44,633	62,809

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$44,633	N/A
Total	$44,633	N/A

SPS prepaid pension asset recorded	$106,194	$143,309

Measurement Date	Dec. 31, 2006	Dec. 31, 2005

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	5,75%
Expected average long-term increase in compensation level	4.00%	3.50%

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2003 through 2006 for Xcel Energy’s pension plans and are not expected to require cash funding in 2007. SPS voluntarily contributed $1 million and $1 million to the NCE nonbargaining plan in 2006 and 2005, respectively. During 2007, SPS expects to voluntarily contribute approximately $2 million to the NCE nonbargaining plan.

Plan Changes — The Pension Protection Act of 2006 (PPA) was reflected effective December 31, 2006. PPA requires a change in the conversion basis for lump-sum payments, three-year vesting for plans with account balance or pension equity benefits, as well as the repeal of the Economic Growth and Tax Relief Reconciliation Act of 2001 sunset provisions. These changes are reflected as a plan amendment for purposes of SFAS No. 87.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2006	2005	2004
Service cost	$61,627	$60,461	$58,150
Interest cost	155,413	160,985	165,361
Expected return on plan assets	(268,065)	(280,064)	(302,958)
Settlement gain	—	—	(926)
Amortization of transition asset	—	—	(7)
Amortization of prior service cost	29,696	30,035	30,009
Amortization of net (gain) loss	17,353	6,819	(15,207)
Net periodic pension credit under SFAS No. 87	$(3,976)	$(21,764)	$(65,578)

SPS
Net periodic pension credit	$(6,934)	$(9,102)	$(11,177)

Significant Assumptions Used to Measure Costs
Discount rate	5.75%	6.00%	6.25%
Expected average long-term increase in compensation level	3.50%	3.50%	3.50%
Expected average long-term rate of return on assets	8.75%	8.75%	9.00%

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2007 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. The contributions for SPS were approximately $1.1 million in 2006, $1.1 million in 2005 and $1.1 million in 2004.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2006	2005
Equity and equity mutual fund securities	67%	61%
Fixed income/debt securities	21	17
Cash equivalents	11	21
Nontraditional Investments	1	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2006	2005
Change in Benefit Obligation
Obligation at Jan. 1	$938,172	$929,125
Service cost	6,633	6,684
Interest cost	52,939	55,060
Medicare subsidy reimbursements	3,561	—
Plan amendments	(945)	—
Plan participants’ contributions	11,870	12,008
Actuarial gain	(27,511)	(3,175)
Benefit payments	(66,026)	(61,530)
Obligation at Dec. 31	$918,693	$938,172

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$351,863	$318,667
Actual return on plan assets	41,409	14,507
Plan participants’ contributions	11,870	12,008
Employer contributions	67,188	68,211
Benefit payments	(66,025)	(61,530)
Fair value of plan assets at Dec. 31	$406,305	$351,863

Funded Status at Dec. 31
Funded status	$(512,388)	$(586,309)
Current liabilities	(2,211)	—
Noncurrent assets	—	15,736
Noncurrent liabilities	(510,177)	(150,014)
Net amount recognized on Balance Sheets	$(512,388)	$(134,278)

SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:

Net loss	$18,873	$21,032
Prior service credit	(630)	(705)
Transition obligations	10,156	12,770
Total	$28,399	$33,097

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$28,399	N/A
Total	$28,399	N/A

SPS accrued benefit liability recorded	$41,441	$11,647

Measurement Dated	Dec. 31, 2006	Dec. 31, 2005
Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	5.75%

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

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2006	$8.7
1-percent decrease in APBO components at Dec. 31, 2006	(7.2)
1-percent increase in service and interest components of the net periodic cost	0.7
1-percent decrease in service and interest components of the net periodic cost	(0.6)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $61 million during 2007.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2006	2005	2004
Service cost	$6,633	$6,684	$6,100
Interest cost	52,939	55,060	52,604
Expected return on plan assets	(26,757)	(25,700)	(23,066)
Amortization of transition obligation	14,444	14,578	14,578
Amortization of prior service credit	(2,178)	(2,178)	(2,179)
Amortization of net loss	24,797	26,246	21,651
Net periodic postretirement benefit cost under SFAS No. 106	$69,878	$74,690	$69,688

SPS
Net periodic postretirement benefit cost recognized – SFAS No. 106	6,705	6,854	5,798

Significant assumptions used to measure costs (income)
Discount rate	5.75%	6.00%	6.25%
Expected average long-term rate of return on assets (before tax)	7.5%	5.5%-8.5%	5.5%-8.5%

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2007	$217,236	$65,355	$5,358	$59,997
2008	215,815	67,110	5,755	61,355
2009	220,843	68,911	6,115	62,796
2010	227,528	70,457	6,430	64,027
2011	225,446	71,924	6,665	65,259
2012-2016	1,195,629	368,206	36,592	331,614

7. Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consists of the following:

(Thousands of Dollars)	2006	2005	2004
Interest income	$5,348	$2,403	$1,886
Other nonoperating income	622	2,812	392
Employee-related insurance policy expenses	(312)	(193)	(359)
Total interest and other income – net	$5,658	$5,022	$1,919

8. Derivative Instruments

In the normal course of business, SPS is exposed to a variety of market risks. Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity. SPS utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations. The use of these derivative instruments is discussed in further detail below.

Utility Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations. Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products for various fuels used for generation of electricity. Commodity risk also is managed through the use of financial derivative instruments. SPS utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of its retail customers even though regulatory jurisdiction may provide for a dollar-for-dollar recovery of actual costs. In these instances, the use of derivative instruments is done consistently with the state regulatory cost-recovery mechanism. SPS’ risk-management policy allows it to manage market price risk within each rate-regulated operation to the extent such exposure exists.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and other energy-related instruments. SPS’ risk-management policy allows management to conduct the marketing activity within guidelines and limitations as approved by our risk-management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business. SPS’ risk-management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

Types of and Accounting for Derivative Instruments

SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of specific regulation. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Statements of Income.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting. SPS formally documents hedging relationships, including, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk-management objectives and strategies for undertaking the hedged transaction. SPS also formally assesses, both at inception and on an ongoing basis, if required, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

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

Cash Flow Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a cash flow hedge is recorded as a component of Other Comprehensive Income, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings.

Interest Rate Cash Flow Hedges — SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes.

As of Dec. 31, 2006, SPS had net losses of approximately $0.5 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

SPS also enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes.

SPS had no ineffectiveness related to interest rate cash flow hedges during the years ended Dec. 31, 2006 and 2005.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on SPS’ Other Comprehensive Income, included in the Statements of Stockholder’s Equity, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive loss related hedges at Dec. 31, 2003	$(7.2)
After-tax net unrealized gains related to derivatives accounted for as hedges	1.1
After-tax net realized losses on derivative transactions reclassified into earnings	0.8
Accumulated other comprehensive loss related to hedges at Dec. 31, 2004	$(5.3)

After-tax net unrealized gains related to derivatives accounted for as hedges	0.6
After-tax net realized gains on derivative transactions reclassified into earnings	(0.1)
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(4.8)

After-tax net unrealized losses related to derivatives accounted for as hedges	(1.2)
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2006	$(5.9)

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

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

Normal purchases and normal sales contracts are accounted for as executory contracts.

Commodity Trading Contracts – The fair value of commodity trading contracts at Dec. 31, 2006 was $0.8 million. There were no commodity trading contracts at Dec. 31, 2005.

Financial Instruments - On Dec. 31, 2006 and 2005, SPS had interest rate swaps outstanding with a fair value that was a liability of approximately $5.5 million and $5.8 million, respectively.

9. Financial Instruments

The estimated Dec. 31 fair values of SPS’ recorded financial instruments are as follows:

	2006		2005
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term investments	$3,233	$2,986	$4,825	$4,588
Long-term debt, including current portion	$773,903	$772,555	$825,776	$830,163

The fair values of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair value of SPS’ long-term investments are estimated based on quoted market prices for those or similar investments. The fair value of SPS’ long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2006 and 2005. These fair value estimates have not been comprehensively revalued for purposes of these Financial Statements since that date, and current estimates of fair value may differ significantly.

Letters of Credit

SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2006, there was $1.7 million of letters of credit outstanding. The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

10. Rate Matters

Pending and Recently Concluded Regulatory Proceedings - FERC

FERC Transmission Rate Case — On Sept. 2, 2004, Xcel Energy filed on behalf of both PSCo and SPS an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff (OATT). SPS requested an increase in annual transmission service and ancillary services revenues, which was adjusted to reflect a net increase in annual revenues of $1.7 million. The FERC suspended the filing and delayed the effective date of the proposed increase to June 1, 2005. The interim rates went into effect on June 1, 2005, subject to refund. On Feb. 6, 2006, the parties in the proceeding submitted to the settlement judge an uncontested offer of settlement that contains stated rates for SPS, with the opportunity to file revised rates effective Oct. 1, 2006, by which time the SPP was expected to have filed a regional formula transmission rate mechanism. The settlement resulted in a $1.1 million SPS rate increase effective June 2005. On April 5, 2006, the FERC issued an order approving the uncontested settlement.

Most transmission service users of the SPS system take service under the SPP regional OATT. On May 6, 2006, SPP submitted a compliance filing to the April 5, 2006 the FERC order to include the SPS settlement rates in the SPP OATT, effective retroactive to June 1, 2005. Certain customer parties protested aspects of the SPP filing as inconsistent with the Feb. 6, 2006, settlement. On Sept. 1, 2006, the FERC issued an order accepting the proposed SPP compliance point-to-point rates, but rejecting the network service tariffs. SPS filed a request for rehearing on Oct. 2, 2006. Separately, SPP filed a revised compliance filing on Oct. 2, 2006, which SPS protested as inconsistent with the Feb. 6, 2006 settlement. Several customers agreed with SPS’s position. On Feb. 6, 2007, the FERC granted SPS’ rehearing and approved the settlement.

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments using the FCAC provisions contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for FCAC recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding.

On May 24, 2006, a FERC ALJ issued an initial recommended decision in the proceeding. The FERC will review the initial recommendation and issue a final order. SPS and others have filed exceptions to the ALJ’s initial recommendation. FERC’s order may or may not follow any of the ALJ’s recommendation. In the recommended decision, the ALJ found that SPS should recalculate its FCAC billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers at market-based rates during this period based on the view that such sales should be treated as opportunity sales.

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

Moreover, SPS believes that the ALJ’s recommendation constituted a violation of the Filed Rate Doctrine in that it effectively results in a retroactive amendment to the SPS FERC-approved FCAC tariff provisions. Under existing regulations, the FERC may modify a previously approved FCAC on a prospective basis. Accordingly, SPS believes it has applied its FCAC correctly and has sought review of the recommended decision by the FERC by filing a brief on the exceptions.

SPS has evaluated all sales made from Jan. 1, 1999, to Dec. 31, 2005. While SPS believes it should ultimately prevail in this proceeding, SPS has accrued approximately $7 million, related to both the base-rate and fuel items. However, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million. FERC action is pending.

On Sept. 15, 2005, PNM filed a separate complaint at the FERC in which it contended that its demand charge under an existing interruptible power supply contract with SPS is excessive and that SPS has overcharged PNM for fuel costs under three separate agreements through erroneous FCAC calculations.  PNM’s arguments were consistent with those that it made as an intervenor in the cooperatives’ complaint case.  In July 2006, SPS and PNM reached a settlement in principle and a settlement agreement was filed for approval on Sept. 19, 2006. As a consequence, SPS has accrued approximately $1.3 million to settle all related base rate issues for this complaint. Several intervenors have protested the settlement. The settlement is pending.

Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures and an agreement in principle has been reached for base rates for the full-requirements customers and PNM. One other wholesale customer has not settled, however. On Sept. 7, 2006, the offer of settlement with respect to the full-requirements customer was filed for approval and on Sept. 19, 2006, the offer of settlement with respect to PNM was filed for approval. Hearings have been scheduled for April 2007 for the base rates applicable to the remaining non-settling wholesale customer.

SPP Energy Imbalance Service - On June 15, 2005, SPP, the RTO for the SPS system, filed proposed tariff provisions to establish an Energy Imbalance Service (EIS) wholesale energy market for the SPP region. This market is the first step in a phased approach toward the development of a more comprehensive regional energy market, which is expected to eventually include an ancillary services component and perhaps financial congestion costs known as FTRs. SPP implemented the EIS market Feb. 1, 2007. SPS and other market participants are working with the SPP to resolve implementation issues related to the new market.

Pending and Recently Concluded Regulatory Proceedings - PUCT

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

Texas Retail Fuel Surcharge Case — On May 5, 2006, SPS requested authority to surcharge approximately $45.5 million of Texas retail fuel and purchased energy cost under-collection that accrued from October 2005 through March 2006. The case was referred to the State Office of Administrative Hearing (SOAH) for a contested hearing. During the course of this proceeding, certain customers challenged whether a wholesale firm sales contract that SPS has with El Paso Electric Company (EPE) satisfied the terms of a non-unanimous stipulation, dated April 25, 2005, and the PUCT’s final order, dated Dec. 19, 2005. This order established the terms under which SPS would be allowed to recover system average fuel cost from certain wholesale firm sales contracts until the issue is addressed in SPS’ base rate case. In October 2006, the PUCT announced its decision that the contract with EPE, which was entered into in July 2004, did not conform to the non-unanimous stipulation and the PUCT’s December 2005 final order. The PUCT rejected two requests for rehearing on the EPE contract. SPS has accrued $8.1 million as of Dec. 31, 2006. The order will remain in effect until the end of SPS’ general rate case proceeding at which time the terms of the non-unanimous settlement on the treatment of wholesale sales are set to expire. Recovery of the remaining portion of the surcharge of approximately $39 million began on Oct. 1, 2006.

Texas Retail Fuel Factor Change — On Oct. 6, 2006, SPS filed an application to change its fuel factors effective Nov. 1, 2006, to more accurately track fuel cost during the winter months. On Oct. 16, 2006, the PUCT granted interim approval of the factor changes effective Nov. 2006. On Nov. 30, 2006, the Commission granted final approval.

Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million, or 6.0 percent. The rate filing is based on a historical test year, an electric rate base of $943 million, a requested return on equity of 11.6 percent and a common equity ratio of 51.1 percent.

In addition, SPS has a pending fuel reconciliation filing, which seeks approval of approximately $957 million of Texas jurisdictional fuel and purchased power costs for 2004 through 2005. The fuel reconciliation case was transferred to the SOAH with the base rate case and has the same procedural schedule. As a part of the fuel reconciliation case, fuel and purchased energy costs, which are recovered in Texas through a fixed-fuel and purchased energy recovery factor as a part of SPS’ retail electric rates, will be reviewed.

Various parties have filed testimony on base rate and fuel issues, including the Office of Public Utility Counsel; the state of Texas; Texas Industrial Energy Consumers; Alliance of Xcel Municipalities; Occidental Permian; and the PUCT staff. Intervenors recommendations ranged from a base rate reduction of $56 million to a base rate increase of $31 million.

In the fuel reconciliation portion of the proceeding, the parties recommended several adjustments related to SPS’s fuel reconciliation filing, including the methodology for assigning average fuel costs to certain firm wholesale sales, coal mitigation activities, the treatment of fuel losses and other items. The recommendations for disallowances ranged from $8 million to a disallowance of $120 million. In addition the Alliance of Xcel Municipalities challenged the prudence of the decision to enter into certain coal contracts in 2005 and 2006. The proposed disallowances over the life of the two contracts, through 2010 and 2017, respectively, is in excess of $100 million.

SPS’ rebuttal testimony was filed in January 2007. SPS is confident that the rebuttal case adequately addressed many of the concerns raised by intervenors. As of Dec. 31, 2006, SPS has recognized an appropriate level of reserves for this potential liability.

Pending and Recently Concluded Regulatory Proceedings - NMPRC

New Mexico Fuel Review - On Jan. 28, 2005, the NMPRC accepted the staff petition for a review of SPS’ fuel and purchased power cost. The staff requested a formal review of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) for the period of Oct. 1, 2001 through August 2004. The hearing in the fuel review case was held April 22, 2006. A proposed recommended decision was filed by the parties on July 28, 2006, and the hearing examiner’s recommended decision and a NMPRC decision is expected in early 2007.

New Mexico Fuel Factor Continuation Filing - On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ FPPCAC and current monthly factor cost recovery methodology. This filing was required by NMPRC rule. Testimony has been filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of ineligible purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $45 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause. The hearing was held in April 2006, and the hearing examiner’s recommended decision and a NMPRC decision is expected in early 2007.

11. Commitments and Contingent Liabilities

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. The leases are accounted for as operating leases. Rental expense under operating lease obligations was approximately $4.2 million, $4.6 million and $3.1 million for 2006, 2005 and 2004, respectively. The majority of rental expense is for one-year renewable leases.

Future commitments under operating leases are:

(Millions of Dollars)
2007	$0.3
2008	$—
2009	$—
2010	$—
2011	$—
Thereafter	$—

Capital Commitments — The estimated cost, as of Dec. 31, 2006, of the capital expenditure programs and other capital requirements of SPS was approximately $140 million in 2007, $130 million in 2008 and $130 million in 2009.

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

Fuel Contracts — SPS has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2007 and 2017. SPS may be required to pay additional amounts depending on actual quantities shipped under these agreements. The potential risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass through of most fuel, storage and transportation costs.

The estimated minimum purchase for SPS under these contracts as of Dec. 31, 2006, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
(Millions of Dollars)
$1,998	$27	$3

Purchased Power Agreements — SPS has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. SPS has various pay-for-performance contracts with expiration dates through the year 2024. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts. Certain contractual payment obligations are adjusted based on indices. However, the effects of these price adjustments are mitigated through cost-of-energy rate adjustment mechanisms.

At Dec. 31, 2006, the estimated future payments for capacity that SPS was obligated to purchase, subject to availability, were as follows (Millions of Dollars):

2007	$38.9
2008	70.0
2009	84.6
2010	83.3
2011	83.5
2012 and thereafter	884.6
Total	$1,244.9

Environmental Contingencies

SPS has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, SPS believes it will recover some portion of these costs through insurance claims. Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process. New and changing federal and state environmental mandates can also create added financial liabilities for SPS, which are normally recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense.

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At Dec. 31, 2006, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

SPS records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received. The estimated remediation cost may vary materially.

To estimate the cost to remediate these sites, assumptions are made when facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution-control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution-control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known. At Dec. 31, 2006, the liability for the cost of remediating these sites was estimated to be $0.2 million, of which $0.1 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

•       insurance coverage;

•       other parties that have contributed to the contamination; and

•       customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. Estimates have been recorded for SPS’ future costs for these sites.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations below. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Cunningham Station Groundwater — Cunningham Station is a natural gas-fired power plant constructed in the 1960’s by SPS and has 28 water wells installed on its water rights. The well field provides water for boiler makeup, cooling water and potable water. Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release. The contamination was identified in wells located near the plant buildings. The source of contamination is thought to be leakage from ponds that receive blow down water from the plant. In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination. Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blow down ponds through construction of a new lined pond, additional irrigation areas to minimize percolation, and installation of additional wells to monitor groundwater quality. On June 23, 2005, NMED issued a letter approving the corrective action plan. The action plan is subject to continued compliance with New Mexico regulations and oversight by the NMED. SPS is evaluating implementation of a similar project at Maddox Station. These actions for Cunningham and Maddox are estimated to cost approximately $4.2 million through 2008 and will be capitalized or expensed as incurred.

Construction and liner installation of the new pond has been completed. A permit application for discharges from the pond has been submitted to the NMED. It is expected that the pond will be ready to be placed into service when the NMED issues Cunningham a permit. The permitting process for Maddox has begun

Clean Air Interstate Rule - In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate SO2 and nitrogen oxide (NOx) emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory. Xcel Energy generating facilities in other states are not affected. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from the CAIR. El Paso Electric Co. joined in the request for reconsideration. Xcel Energy and SPS advocated that West Texas should be excluded from CAIR because it does not contribute significantly to nonattainment with the fine particulate matter National Ambient Air Quality Standard in any downwind jurisdiction.

On March 15, 2006, the EPA denied the petition for reconsideration. On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the United States Court of Appeals for the District of Columbia Circuit. Pursuant to the court’s scheduling order, briefing is expected to be finalized in September 2007.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, SPS currently believes that following the installation of low NOx burners on Harrington 3 in 2006, additional capital investments, estimated at $23 million, will be remaining for NOx controls in the SPS region. Annual purchases of SO2 allowances for are estimated in the range of $12 million to $26 million each year, beginning in 2012 for phase I, based on allowance costs and fuel quality as of December 2006.

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

While SPS expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. Xcel Energy believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions. It affects all coal- and oil-fired generating units across the country that are greater than 25 MW. Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018. States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states. Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state. Similar to CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAMR, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. SPS’ preliminary analysis for phase I compliance suggests capital costs of approximately $14.5 million and increased operating and maintenance expenses of approximately $7.9 million, beginning in 2010. Further testing is planned during 2007 to confirm these costs or determine whether different measures will be necessary, which could result in higher costs. Additional costs will be incurred to meet phase II requirements in 2018.

Regional Haze Rules — On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze. Some of SPS’ generating facilities will be subject to BART requirements. Some of these facilities are located in regions where CAIR is effective. The Texas Commission on Environmental Quality has determined that facilities may use CAIR as a substitute for BART for NOx and SO2. If West Texas is excluded from CAIR by the D.C. Court of Appeals, then these facilities will be subject to BART requirements for NOx, SO2, and particulate matter (PM). Due to the uncertainties of the litigation outcome, SPS is not able to estimate the cost impact at this time.

Asset Retirement Obligations

SPS records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with SFAS No. 143 – “Accounting for Asset Retirement Obligations” (SFAS No. 143). This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets. The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

Recorded Asset Retirement Obligations (ARO) — Asset retirement obligations have been recorded for steam production and electric transmission and distribution. The steam production obligation includes asbestos and ash containment facilities. The asbestos recognition associated with the steam production includes certain plants at SPS. Generally, this asbestos abatement removal obligation originated in 1973 with the Clean Air Act applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal. Asset retirement obligations also have been recorded for SPS steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. The origination date on the ARO recognition for ash-containment facilities at steam plants was the in-service date of various facilities.

An ARO was recognized for the removal of electric transmission and distribution equipment at SPS. The electric transmission and distribution ARO consists of many small potential obligations associated with polychlorinated biphenyls (PCBs), mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps. These electric assets have many in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

If SPS had implemented FIN No. 47 at Jan. 1, 2005, the liability for asset retirement obligations would have increased by $3.6 million.

A reconciliation of the beginning and ending aggregate carrying amounts of SPS’s asset retirement obligations is shown in the table below for the 12 months ended Dec. 31, 2006 and Dec. 31, 2005, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2006	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2006

Electric Utility Plant:
Steam production asbestos	$3,506	$—	$—	$207	$—	$3,713
Steam production ash containment	326	—	—	21	—	347
Electric transmission and distribution	350	—	—	9	(78)	281
Total liability	$4,182	$—	$—	$237	$(78)	$4,341

(Thousands of Dollars)	Beginning Balance Jan. 1, 2005	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2005

Electric Utility Plant:
Steam production asbestos	$—	$566	$—	$2,940	$—	$3,506
Steam production ash containment	—	80	—	246	—	326
Electric transmission and distribution	—	350		—	—	350
Total liability	$—	$996	$—	$3,186	$—	$4,182

Removal Costs — SPS accrues an obligation for plant removal costs for generation, transmission and distribution facilities. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered Regulatory Liabilities under SFAS No. 71. Removal costs as of Dec. 31, 2006 and Dec. 31, 2005, were $102 million and $98 million, respectively.

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations. SPS is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition when it can be reasonably estimated.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president. On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

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

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although SPS is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on SPS. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

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

(Thousands of Dollars)	See Note	Remaining Amortization Period	2006	2005
Regulatory Assets:
Pension and employee benefit obligations	6	Various	$74,128	$—
AFDC recorded in plant (b)		Plant lives	25,083	26,267
Conservation programs (b)		Ten years	22,104	22,436
Deferred income tax adjustments	1	Typically plant lives	14,563	12,790
Losses on reacquired debt	1	Term of related debt	13,447	17,306
New Mexico restructuring costs		To be determined (PUC mandate must be recovered by 2010)	5,147	5,147
Rate case costs	1	Various	4,151	311
Asset retirement obligations		Plant lives	3,831	3,566
Texas restructuring costs		Sixteen years	613	1,391
Total regulatory assets			$163,067	$89,214

Regulatory Liabilities:
Plant removal costs	11		$101,646	$98,431
Contract valuation adjustments (a)	9		40,322	45,540
Investment tax credit deferrals			1,821	1,960
Total regulatory liabilities			$143,789	$145,931

(a)       Includes the fair value of certain long-term contracts used to meet native energy requirements.

(b)      Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

13. Segments and Related Information

SPS has only one reportable segment. SPS is a wholly owned subsidiary of Xcel Energy and operates in the Regulated Electric Utility industry providing wholesale and retail electric service in the states of Texas and New Mexico. Revenues from external customers were $1,686.5 million, $1,627.2 million and $1,333.8 million for the years ended Dec. 31, 2006, 2005 and 2004, respectively.

In October 2005, SPS reached a definitive agreement to sell its delivery system operations in Oklahoma, Kansas and a small portion of Texas to Tri-County Electric Cooperative. Effective July 31, 2006, SPS completed the sale to Tri-County Electric Cooperative for $24.5 million and a gain of $6.1 million was recognized. SPS now provides wholesale service to Tri-County Electric Cooperative.

Southwestern Public Service Capital I, a former special purpose financing trust of SPS, was dissolved in January 2004.

14. Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including SPS. The services are provided and billed to each subsidiary in accordance with Service Agreements executed by each subsidiary. Costs are charged directly to the subsidiary which uses the service whenever possible, and are allocated if they cannot be directly assigned.

Xcel Energy has established a utility money pool arrangement with the utility subsidiaries and received required FERC and state regulatory approvals. See Note 2 for further discussion of this borrowing arrangement.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to SPS, for which it was paid $3.7 million in 2005 and $14.6 million in 2004. SPS purchased 6 substations from UE for approximately $1.3 million prior to UE being sold in April 2005.

SPS purchased electricity from Borger Energy Associates (Borger Energy), a former Xcel Energy subsidiary. Xcel Energy sold its interest in Borger Energy in December 2006.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2006	2005	2004
Operating expenses:
Purchased power – purchased from Borger Energy	$92,757	$92,130	$72,770
Other operations – paid to Xcel Energy Services Inc.	103,082	96,900	94,077
Interest expense	828	267	148
Interest income	483	—	—

Accounts receivable and payable with affiliates at Dec. 31 was:

	2006		2005
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable

NSP-Minnesota	$4,015	$—	$10,282	$—
NSP-Wisconsin	21	—	—	337
PSCo	1,189	—	—	86
Other subsidiaries of Xcel Energy Inc.	3,583	14,783	11,021	9,351
	$8,808	$14,783	$21,303	$9,774

15. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006(a)

Revenue	$412,809	$423,180	$472,586	$377,919
Operating income	30,184	27,494	63,314	2,446
Net income (loss)	11,877	9,991	32,603	(6,936)

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Revenue	$312,403	$381,326	$487,760	$445,755
Operating income	34,501	36,612	55,612	18,583
Net income	14,096	17,509	28,221	2,602

(a)   2006 results include unusual items as follows:

• Fourth quarter results included approximately $15 million for regulatory recovery adjustments.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2005 and 2006, and through the date of this report, there were no disagreements with the independent public accountants for SPS on accounting principles or practices, financial statement disclosures or auditing scope or procedures.

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

Item 10 — Directors, Executive Officers, and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2006, 2005 and 2004.
Statements of Income — For the three years ended Dec. 31, 2006, 2005 and 2004.
Statements of Cash Flows — For the three years ended Dec. 31, 2006, 2005 and 2004.
Balance Sheets — As of Dec. 31, 2006 and 2005.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2006, 2005 and 2004.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

2.01*	Agreement and Plan of Reorganization dated Aug 22. 1995 (Exhibit 2 to Form 8-K (file no. 001-03789) dated Aug. 22, 1995).
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).

3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.3 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
4.04*

Third Supplemental Indenture dated Oct. 1, 2003 to the indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and JPMorgan Chase Bank, as successor trustee, creating $100 million principal amount of Series C and Series D Notes, 6 percent due 2033 (Exhibit 4.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.05*

Fourth Supplemental Indenture dated Oct. 1, 2006 between Southwestern Public Service Co. and The Bank of New York, as successor Trustee (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 3, 2006).

4.06*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).
4.07*	Registration Rights Agreement dated Oct. 6, 2003 among Southwestern Public Service Co., Citigroup Global Markets Inc. and Credit Suisse First Boston LLC.
4.08*	$250,000,000 Credit Agreement dated Dec. 14, 2006 between SPS and various lenders (Exhibit 99.01 to Form 8-K (file no. 001-03789) dated Dec. 14, 2006).
10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit B to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
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

10.43*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(c)).
10.44*	Power Purchase Agreement dated May 23, 1997 between Borger Energy Associates, L.P, and Southwestern Public Service Co.
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2006, 2005 and 2004

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Provision for uncollectible accounts:
2006	$2,658	$4,020	$1,170	$5,162	$2,686
2005	$2,844	$3,376	$1,036	$4,598	$2,658
2004	$1,722	$2,946	$983	$2,807	$2,844

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

February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID L. EVES	/s/ RICHARD C. KELLY
David L. Eves	Richard C. Kelly
Chief Executive Officer	Chairman and Director

/s/ TERESA S. MADDEN	/s/ GARY R. JOHNSON
Teresa S. Madden	Gary R. Johnson
Vice President and Controller	Vice President, General Counsel and Director
(Principal Accounting Officer)

/s/ BENJAMIN G.S. FOWKE III	/s/ PAUL J. BONAVIA
Benjamin G.S. Fowke III	Paul J. Bonavia
Vice President, Chief Financial Officer and Director	Vice President and Director
(Principal Financial Officer)

/s/ PATRICIA K. VINCENT
Patricia K. Vincent
Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.