Form 10-Q
period 2007-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2007-04-27
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006

Operating revenues	$365,898	$412,809

Operating expenses
Electric fuel and purchased power	264,407	295,588
Other operating and maintenance expenses	51,093	49,818
Depreciation and amortization	24,688	23,897
Taxes (other than income taxes)	11,562	13,322
Total operating expenses	351,750	382,625

Operating income	14,148	30,184

Interest and other income, net (see Note 8)	803	1,475
Allowance for funds used during construction – equity	—	118

Interest charges and financing costs
Interest charges — including financing costs of $585 and $1,528, respectively	13,034	13,692
Allowance for funds used during construction – debt	(498)	(681)
Total interest charges and financing costs	12,536	13,011

Income before income taxes	2,415	18,766
Income taxes	750	6,889
Net income	$1,665	$11,877

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$1,665	$11,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,586	25,648
Deferred income taxes	(1,044)	(4,040)
Amortization of investment tax credits	(63)	(63)
Allowance for equity funds used during construction	—	(118)
Net realized and unrealized hedging and derivative transactions	66	16
Changes in operating assets and liabilities:
Recoverable electric energy costs	56,253	13,261
Accounts receivable	8,577	36,783
Accrued unbilled revenues	(18,507)	42,299
Inventories	(1,457)	(1,111)
Prepayments and other	986	1,333
Accounts payable	(36,576)	(32,210)
Net regulatory assets and liabilities	(1,178)	(569)
Other current liabilities	(16,455)	(7,769)
Change in other noncurrent assets	(2,063)	(1,444)
Change in other noncurrent liabilities	921	1,673
Net cash provided by operating activities	16,711	85,566

Investing activities
Capital/construction expenditures	(29,223)	(25,696)
Allowance for equity funds used during construction	—	118
Investments in utility money pool	(42,600)	—
Repayments from utility money pool	42,600	—
Other investments	309	803
Net cash used in investing activities	(28,914)	(24,775)

Financing activities
Proceeds (payments) of short-term debt, net	21,500	(45,915)
Borrowings under utility money pool arrangement	107,100	500
Repayments under utility money pool arrangement	(97,900)	(500)
Dividends paid to parent	(18,581)	(20,395)
Net cash provided by (used in) financing activities	12,119	(66,310)

Net decrease in cash and cash equivalents	(84)	(5,519)
Cash and cash equivalents at beginning of period	297	9,407
Cash and cash equivalents at end of period	$213	$3,888

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$6,793	$6,645
Cash paid for income taxes (net of refunds received)	3,643	3,067

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$4,754	$2,108

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$213	$297
Accounts receivable, net of allowance for bad debts of $2,531 and $2,686, respectively	49,539	56,616
Accounts receivable from affiliates	7,308	8,808
Accrued unbilled revenues	81,312	62,805
Recoverable electric energy costs	26,847	83,100
Materials and supplies inventories	18,991	17,547
Fuel inventories	4,108	4,095
Derivative instruments valuation	8,926	8,926
Prepayments and other	7,418	8,326
Total current assets	204,662	250,520
Property, plant and equipment, at cost:
Electric utility plant	3,422,843	3,401,108
Construction work in progress	62,188	53,051
Total property, plant and equipment	3,485,031	3,454,159
Less accumulated depreciation	(1,485,696)	(1,462,787)
Net property, plant and equipment	1,999,335	1,991,372
Other assets:
Prepaid pension asset	108,875	106,193
Regulatory assets	161,912	163,067
Derivative instruments valuation	92,171	94,402
Other investments	5,468	5,846
Other	7,120	7,890
Total other assets	375,546	377,398
Total assets	$2,579,543	$2,619,290

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$72,500	$51,000
Borrowings under utility money pool, weighted average yield of 5.40% at March 31, 2007	9,200	—
Accounts payable	131,486	159,672
Accounts payable to affiliates	8,883	14,783
Accrued interest	17,237	12,099
Dividends payable to parent	17,318	18,581
Taxes accrued	15,957	33,122
Derivative instruments valuation	4,327	4,307
Deferred income taxes	2,660	6,849
Other	20,229	24,944
Total current liabilities	299,797	325,357
Deferred credits and other liabilities:
Deferred income taxes	448,642	451,108
Regulatory liabilities	142,509	143,789
Derivative instruments valuation	63,284	64,187
Pension and employee benefit obligations	54,917	54,647
Asset retirement obligations	4,402	4,341
Deferred investment tax credits	3,153	3,215
Other	9,449	3,329
Total deferred credits and other liabilities	726,356	724,616
Commitments and contingencies (see Note 5)
Capitalization:
Long-term debt	773,935	773,903
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	478,269	478,269
Retained earnings	307,012	323,008
Accumulated other comprehensive loss	(5,826)	(5,863)
Total common stockholder’s equity	779,455	795,414
Total liabilities and equity	$2,579,543	$2,619,290

See the Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of March 31, 2007, and Dec. 31, 2006; the results of its operations for the three months ended March 31, 2007 and 2006; and its cash flows for the three months ended March 31, 2007 and 2006. Due to the seasonality of electric sales of SPS, quarterly results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 appropriately represent, in all material respects, the current status of the footnotes and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, SPS records interest and penalties related to income taxes as interest charges in the Statements of Income.

Reclassifications — Certain amounts in the Statements of Cash Flows have been reclassified from prior-period presentation to conform to the 2007 presentation. The reclassifications reflect the presentation of unbilled revenues, recoverable purchased electric energy costs and regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities. In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions. These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the Statements of Cash Flows.

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157) — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS 159 on its financial condition and results of operations and does not expect the impact of adoption to be material.

3. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FASB Interpretation No. (FIN) 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, SPS adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of March 31, 2007, the IRS had not proposed any material adjustments. As of March 31, 2007, Xcel Energy’s 2000 through 2002 federal income tax returns remain open under applicable statutes of limitations.

As of March 31, 2007, SPS’s earliest open tax years in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $5.0 million and  $5.3 million on Jan. 1, 2007 and March 31, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.2 million and $0.2 million of tax positions on Jan.1, 2007 and March 31, 2007 respectively, which if recognized would affect the annual effective tax rate. In addition the unrecognized tax benefit balance included $4.8 million and $5.1 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The change in the unrecognized tax benefit balance from Jan. 1, 2007 to March 31, 2007, was due to the addition of similar uncertain tax positions relating to first quarter activity.

SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to March 31, 2007, was not material. No amounts were accrued for penalties.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding.

On May 24, 2006, a FERC administrative law judge (ALJ) issued an initial recommended decision in the proceeding. The FERC will review the initial recommendation and issue a final order. SPS and others have filed exceptions to the ALJ’s initial recommendation. The FERC’s order may or may not follow any of the ALJ’s recommendation. In the recommended decision, the ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers at market-based rates during this period based on the view that such sales should be treated as opportunity sales.

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

SPS has evaluated all sales made from Jan. 1, 1999 to Dec. 31, 2005. While SPS believes it should ultimately prevail in this proceeding; however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million. FERC action is pending. Additionally, SPS has entered into settlement discussions with the wholesale cooperative customers. During the three months ended March 31, 2007, SPS recognized an additional accrual based upon estimates of this potential liability.

Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. The case is presently in the settlement judge procedures and an agreement in principle has been reached for base rates for the full-requirements customers and PNM. One other wholesale customer has not settled. On Sept. 7, 2006, the offer of settlement with respect to the full-requirements customer was filed for approval and on Sept. 19, 2006, the offer of settlement with respect to PNM was filed for approval. Subsequent to filing rebuttal testimony, on March 29, 2007, SPS and the remaining wholesale customer entered into settlement negotiations. The current hearing schedule has been postponed.

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million, or 6.0 percent. The rate filing was based on a historical test year, an electric rate base of $943 million, a requested return on equity (ROE) of 11.6 percent and a common equity ratio of 51.1 percent.

In addition, SPS submitted a fuel reconciliation filing, which requested approval of approximately $957 million of Texas-jurisdictional fuel and purchased power costs for 2004 through 2005. The combined case was transferred to the Texas Office of Administrative Hearing. As a part of the fuel reconciliation case, fuel and purchased energy costs, which are recovered in Texas through a fixed-fuel and purchased energy recovery factor as a part of SPS’ retail electric rates, were reviewed.

On March 27, 2007, SPS and various intervenors filed a unanimous stipulation agreement related to the Texas retail rate case as well as the fuel reconciliation portion of the proceeding. The agreement includes the following terms:

•                  The settlement provides for an annual base rate increase of $23 million or approximately 3 percent.

•                  The settlement is a “black box” agreement, with no stipulated ROE or capital structure.

•                  The settlement disallows approximately $27 million of SPS’ 2004 and 2005 fuel expense.

•                  An additional $2.3 million will be deducted from the company’s next fuel reconciliation filing to be made in 2008, associated with the 2006-2007 fuel reconciliation period.

•                  All of SPS’ existing long-term firm and interruptible capacity wholesale sales will be assigned system average cost for purposes of Texas retail ratemaking, except for sales to El Paso Electric (EPE), which will be determined by the PUCT separately.

•                  If the PUCT determines incremental fuel cost assignment related to the EPE contract is appropriate, the settlement provides that the fuel disallowance is limited to an annual amount of $6.3 million per year, from the date of the PUCT's order through 2008.

•                  The settlement also creates standards for cost assignment that would apply to future wholesale sale transactions, and establishes margin sharing of market based wholesale demand revenues.

•                  If SPS files a general rate case in 2008, the settlement would allow for an interim rate increase associated with a purchased power agreement with Lea Power Partners of approximately $1.5 million per month from the date of commercial operations. Interim rates would be subject to a true up based on the outcome of the rate case proceeding and actual capacity costs incurred.

An estimated settlement allowance and reserve was established in 2006 and prior periods, which approximated the settled amounts of previously deferred or recovered fuel expense; therefore, no additional expense associated with the fuel reconciliation portions of the settlement was recognized in the quarter. On March 27, 2007, the ALJ approved SPS’ request to implement the $23 million base rate increase, effective April 2007, on an interim basis until the PUCT acts on the stipulation. It is expected that the PUCT will consider the settlement at the same time as it considers the EPE wholesale cost assignment, which is likely to occur in the second quarter of 2007.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule. Testimony has been filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors have requested disallowances for past periods, which in the aggregate total approximately $45 million. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause. The hearing was held in April 2006, and the hearing examiner’s recommended decision and a NMPRC decision is expected in the second quarter of 2007. During the three months ended March 31, 2007, SPS recognized an accrual based upon estimates of this potential liability.

5. Commitments and Contingent Liabilities

The circumstances set forth in Note 10 and 11 to the financial statements in SPS’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to SPS’s financial position.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At March 31, 2007, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

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

Estimates are revised as facts become known. At March 31, 2007, the liability for the cost of remediating these sites was estimated to be $0.2 million, of which $0.1 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

•       insurance coverage;

•       other parties that have contributed to the contamination; and

•       customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. Estimates have been recorded for SPS’ future costs for these sites.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 11 to the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2006. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Construction and liner installation of the new pond has been completed. A permit application for discharges from the pond has been submitted to the NMED. It is expected that the pond will be ready to be placed into service when the NMED issues Cunningham a permit. The permitting process for Maddox has begun.

Clean Air Interstate Rule - In March 2005, the Environmental Protection Agency (EPA) issued the Clean Air Interstate Rule (CAIR) to further regulate SO2 and nitrogen oxide (NOx) emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota, Texas and Wisconsin, which are within Xcel Energy’s service territory. Xcel Energy generating facilities in other states are not affected. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

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

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations. SPS is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

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

6. Short-Term Borrowings and Financing Activities

As of March 31, 2007, SPS had $72.5 million of short-term debt outstanding at a weighted average interest rate of 5.39 percent.

7.     Derivative Valuation and Financial Impacts

SPS uses a number of different derivative instruments in connection with its utility commodity price, interest rate, and limited short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133-“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for SPS and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Statements of Income.

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

As of March 31, 2007, SPS had no commodity-related contracts classified as cash flow hedges.

SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income.

As of March 31, 2007, SPS had net losses of approximately $0.6 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2007.

The impact of the components of hedges on SPS’ Accumulated Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2007	2006

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5.9)	$(4.8)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	0.4
After-tax net realized losses on derivative transactions reclassified into earnings	0.1	—
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(5.8)	$(4.4)

Derivatives Not Qualifying for Hedge Accounting

SPS has extremely limited commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Statement of Income. The results of these transactions are recorded as a component of Operating Revenues on the Statement of Income.

SPS may also enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133.

Normal Purchases or Normal Sales Contracts

SPS enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

SPS evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts.

8. Detail of Interest and Other Income, Net

Interest and other income, net, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of dollars)	2007	2006
Interest income	$846	$1,256
Other nonoperating income	45	237
Employee-related insurance policy expense	(61)	(18)
Other nonoperating expense	(27)	—
Total interest and other income, net	$803	$1,475

9.     Segment Information

SPS has one reportable segment. SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas and New Mexico. Revenues from external customers were $365.9 million and $412.8 million for the three months ended March 31, 2007 and 2006, respectively.

10. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2007	2006
Net income	$1.7	$11.9
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 7)	—	0.4
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 7)	0.1	—
Other comprehensive income	0.1	0.4
Comprehensive income	$1.8	$12.3

The accumulated other comprehensive loss in stockholders’ equity at March 31, 2007 and Dec. 31, 2006 relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

11. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,485	$16,434	$1,701	$1,837
Interest cost	39,598	39,509	13,603	13,183
Expected return on plan assets	(65,891)	(66,481)	(7,618)	(6,268)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	6,487	7,427	(545)	(545)
Amortization of net loss	3,867	4,511	4,994	6,523
Net periodic benefit cost	546	1,400	15,746	18,375
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,226	$3,825	$16,719	$19,348

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,006)	$(1,343)	$1,548	$1,705

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

•     Risks associated with implementation of new technologies; and

•     Other business or investment considerations that may be disclosed from time to time in SPS’ SEC filings, including “Risk Factors” in Item 1A of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2006, or in other publicly disseminated written documents.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

RESULTS OF OPERATIONS

SPS’ net income was approximately $1.7 million for the first three months of 2007, compared with approximately $11.9 million for the first three months of 2006.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

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

The following table details base electric utility and short-term wholesale activities:

(Millions of Dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Consolidated Totals
Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$364	$3	$—	$367
Fuel and purchased power	(261)	(3)	—	(264)
Commodity trading revenues	—	—	—	—
Commodity trading costs	—	—	(1)	(1)
Gross margin before operating expenses	$103	$—	$(1)	$102
Margin as a percentage of revenues	28.3%	—%	—%	27.8%

Three months ended March 31, 2006
Electric utility revenues (excluding commodity trading)	$411	$2	$—	$413
Fuel and purchased power	(294)	(2)	—	(296)
Commodity trading revenues	—	—	—	—
Commodity trading costs	—	—	—	—
Gross margin before operating expenses	$117	$—	$—	$117
Margin as a percentage of revenues	28.5%	—%	—%	28.3%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006
Fuel cost recovery	$(56)
Firm wholesale	4
Transmission revenues	3
Sales growth (excluding weather impact)	1
Estimated impact of weather	1
Total decrease in base electric revenues	$(47)

Base Electric Margin

(Millions of dollars)	2007 vs. 2006
SPS potential regulatory settlement	$(13)
SPS 2006 favorable fuel recovery	(7)
Firm wholesale	4
Sales growth (excluding weather impact)	1
Estimated impact of weather	1
Total decrease in base electric margin	$(14)

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2007 vs. 2006
Higher plant outage costs	$3
Transmission fee classification change	(1)
Other	(1)
Total increase in other operating and maintenance expenses	$1

Taxes (other than income taxes) - Taxes (other than income taxes) decreased by approximately $1.8 million, or 13.2 percent, for the first three months of 2007, compared with the first three months of 2006. The decrease was primarily due to the replacement of the Texas franchise fee with a gross receipts tax.

Interest and other income - Interest and other income decreased by $0.7 million, or 45.6 percent, for the first three months of 2007, compared with the first three months of 2006. The decrease was primarily due to a decrease in the deferred recoverable energy costs interest charges in Texas.

Income taxes - Income taxes decreased by approximately $6.1 million for the first three months of 2007 compared with the first three months of 2006. The effective tax rate was 31.1 percent for the first three months of 2007, compared with 36.7 percent for the same period in 2006. The decreases in income tax expense and the effective tax rate were primarily due to a decrease in pretax income.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, accounting practices and certain other activities of SPS. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 4 to the financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935, effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since Aug. 2005, the FERC has completed or initiated  proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of SPS’ Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 1, 2007.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a Regional Transmission Organization (RTO). SPS is a member of the Southwest Power Pool, Inc. (SPP). Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. The final rules are effective May 14, 2007. SPS will be required to complete several compliance actions.

In addition, in January 2007, the FERC issued interim and proposed rules to modify its 2004 standards of conduct rules for electric and natural gas transmission providers, in response to a 2006 court appeal partially vacating the rules. The proposed rules would modify the current FERC rules governing the functional separation of the SPS electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against SPS. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against SPS and there have been no notable changes in the previously reported proceedings.

Item 1A. Risk Factors

SPS’ risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 27, 2007.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer