Form 10-Q
period 2007-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2007-07-27
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer ☐                                    Accelerated Filer ☐                                 Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating revenues	$401,125	$423,180	$767,023	$835,989

Operating expenses
Electric fuel and purchased power	296,514	308,705	560,921	604,293
Other operating and maintenance expenses	49,099	48,917	100,192	98,735
Depreciation and amortization	24,312	24,012	49,000	47,909
Taxes (other than income taxes)	9,241	14,052	20,803	27,374
Total operating expenses	379,166	395,686	730,916	778,311

Operating income	21,959	27,494	36,107	57,678

Interest and other income, net (see Note 8)	527	1,193	1,330	2,668
Allowance for funds used during construction — equity	—	380	—	498

Interest charges and financing costs
Interest charges — includes other financing costs of $590, $1,573, $1,175 and $3,101, respectively	13,718	13,917	26,752	27,609
Allowance for funds used during construction — debt	(606)	(695)	(1,104)	(1,376)
Total interest charges and financing costs	13,112	13,222	25,648	26,233

Income before income taxes	9,374	15,845	11,789	34,611
Income taxes	3,755	5,854	4,505	12,743
Net income	$5,619	$9,991	$7,284	$21,868

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$7,284	$21,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,800	51,459
Deferred income taxes	(1,832)	(11,386)
Amortization of investment tax credits	(125)	(125)
Allowance for equity funds used during construction	—	(498)
Net realized and unrealized hedging and derivative transactions	133	31
Changes in operating assets and liabilities:
Recoverable electric energy costs	65,504	12,527
Accounts receivable	(3,812)	13,148
Accrued unbilled revenues	(51,738)	23,492
Inventories	(2,724)	(3,247)
Prepayments and other	2,986	(576)
Accounts payable	(11,533)	3,010
Net regulatory assets and liabilities	(1,357)	(2,141)
Other current liabilities	(19,435)	14,098
Change in other noncurrent assets	(5,004)	(4,566)
Change in other noncurrent liabilities	(319)	2,069
Net cash provided by operating activities	28,828	119,163

Investing activities
Capital/construction expenditures	(66,104)	(48,502)
Allowance for equity funds used during construction	—	498
Investments in utility money pool arrangement	(81,800)	—
Repayments from utility money pool arrangement	81,800	—
Other investments	2,814	1,674
Net cash used in investing activities	(63,290)	(46,330)

Financing activities
Short-term debt repayments – net	(17,000)	(85,000)
Borrowings under utility money pool arrangement	251,200	194,400
Repayments under utility money pool arrangement	(169,400)	(139,700)
Capital contributions from parent	5,354	7,561
Dividends paid to parent	(35,900)	(59,496)
Net cash provided by (used in) financing activities	34,254	(82,235)

Net decrease in cash and cash equivalents	(208)	(9,402)
Cash and cash equivalents at beginning of period	297	9,407
Cash and cash equivalents at end of period	$89	$5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$24,162	$23,202
Cash paid for income taxes (net of refunds received)	15,982	29,965

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$3,904	$2,946

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$89	$297
Accounts receivable, net of allowance for bad debts of $2,579 and $2,686, respectively	61,182	56,616
Accounts receivable from affiliates	8,054	8,808
Accrued unbilled revenues	114,543	62,805
Recoverable electric energy costs	17,596	83,100
Materials and supplies inventories	20,148	17,547
Fuel inventories	4,218	4,095
Derivative instruments valuation	8,926	8,926
Prepayments and other	3,341	8,326
Deferred income taxes	1,210	—
Total current assets	239,307	250,520
Property, plant and equipment, at cost:
Electric utility plant	3,443,654	3,401,108
Construction work in progress	71,621	53,051
Total property, plant and equipment	3,515,275	3,454,159
Less accumulated depreciation	(1,503,599)	(1,462,787)
Net property, plant and equipment	2,011,676	1,991,372
Other assets:
Prepaid pension asset	111,407	106,193
Regulatory assets	159,670	163,067
Derivative instruments valuation	89,939	94,402
Other investments	5,040	5,846
Other	7,379	7,890
Total other assets	373,435	377,398
Total assets	$2,624,418	$2,619,290

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$34,000	$51,000
Borrowings under utility money pool arrangement	81,800	—
Accounts payable	153,166	159,672
Accounts payable to affiliates	11,398	14,783
Accrued interest	12,500	12,099
Dividends payable to parent	16,925	18,581
Taxes accrued	16,820	33,122
Derivative instruments valuation	4,291	4,307
Deferred income taxes	—	6,849
Other	21,123	24,944
Total current liabilities	352,023	325,357
Deferred credits and other liabilities:
Deferred income taxes	451,255	451,108
Regulatory liabilities	140,817	143,789
Derivative instruments valuation	61,616	64,187
Pension and employee benefit obligations	54,046	54,647
Asset retirement obligations	4,464	4,341
Deferred investment tax credits	3,090	3,215
Other	9,079	3,329
Total deferred credits and other liabilities	724,367	724,616
Commitments and contingencies (see Note 5)
Capitalization:
Long-term debt	773,968	773,903
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	483,623	478,269
Retained earnings	295,705	323,008
Accumulated other comprehensive loss	(5,268)	(5,863)
Total common stockholder’s equity	774,060	795,414
Total liabilities and equity	$2,624,418	$2,619,290

See the Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of June 30, 2007, and Dec. 31, 2006; the results of its operations for the three and six months ended June 30, 2007 and 2006; and its cash flows for the six months ended June 30, 2007 and 2006. Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2006 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, SPS records interest and penalties related to income taxes as interest charges in the Statements of Income.

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

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

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

3.  Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, SPS adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of June 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005.  The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

A Texas Franchise Tax audit for report years 2004 through 2006 will commence in July 2007.  As of June 30, 2007, SPS’ earliest open tax years in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $5.0 million and  $4.9 million on Jan. 1, 2007 and June 30, 2007, respectively.  Of these amounts, $0.2 million and $0.1 million were offset against the tax benefits associated with net tax credit carryovers as of Jan. 1, 2007 and June 30, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.2 million of tax positions on Jan.1, 2007 and June 30, 2007, which if recognized would affect the annual effective tax rate. In addition the unrecognized tax benefit balance included $4.8 million and $4.7 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The change in the unrecognized tax benefit balance from April 1, 2007 to June 30, 2007, was due to the addition of similar uncertain tax positions relating to second quarter activity and the resolution of certain federal audit matters.

SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to June 30, 2007, was not material. No amounts were accrued for penalties.

4.   Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for recovery to reflect fuel costs recovered from certain wholesale sales to other utilities, and that SPS had inappropriately allocated average fuel and purchased power costs to other of SPS’ wholesale customers, effectively raising the fuel cost charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding.

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

While SPS believes it should ultimately prevail in this proceeding; however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million, based on an evaluation of all sales made from Jan. 1, 1999 to Dec. 31, 2006.  FERC action is pending. Additionally, SPS has entered into settlement discussions with the wholesale cooperative customers.  As of June 30, 2007, based upon management’s estimate of this potential liability, SPS believes the appropriate accrual has been recorded for this matter.

This case was on the July 19, 2007 FERC Open Meeting agenda.  On July 17, 2007, Golden Spread and SPS filed a joint motion requesting the FERC to defer the final order for 60 days.  The New Mexico cooperatives, Cap Rock and Occidental either supported the motion or did not oppose it.  Public Service Company of New Mexico filed in opposition to the request.  The FERC removed the case from the agenda. This provides additional time for settlement with all parties to the case.

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

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas Retail Base Rate And Fuel Reconciliation Case — On May 31, 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million. The rate filing was based on a historical test year, an electric rate base of $943 million, a requested ROE of 11.6 percent and a common equity ratio of 51.1 percent.

In addition, SPS submitted a fuel reconciliation filing, which requested approval of approximately $957 million of Texas-jurisdictional fuel and purchased power costs for 2004 through 2005. As a part of the fuel reconciliation case, fuel and purchased energy costs were reviewed.

On March 27, 2007, SPS and various intervenors filed a unanimous stipulation agreement related to the Texas retail rate case as well as the fuel reconciliation portion of the proceeding. The agreement includes the following terms:

•                     The settlement provides for an annual base rate increase of $23 million, or approximately 3 percent.

•                     The settlement is a “black box” agreement, with no stipulated ROE or capital structure.

•                     The settlement disallows approximately $27 million of SPS’ 2004 and 2005 fuel expense.

•                     An additional $2.3 million will be deducted from SPS’ next fuel reconciliation filing to be made in 2008, associated with the 2006-2007 fuel reconciliation period.

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

•                     If SPS files a general rate case in 2008, the settlement would allow for an interim rate increase associated with a purchased power agreement with Lea Power Partners of approximately $1.5 million per month from the date of commercial operations. Interim rates would be subject to a true-up based on the outcome of the rate case proceeding and actual capacity costs incurred.

An estimated settlement allowance and reserve was established in 2006 and prior periods, which approximated the settled amounts of previously deferred or recovered fuel expense.

On March 27, 2007, the ALJ approved SPS’ request to implement the $23 million base rate increase, effective April 2007, on an interim basis until the PUCT acts on the stipulation. The $23 million base rate increase includes approximately $14 million of coal cost that was previously recovered through the fuel cost recovery mechanism, and approximately $6.2 million that results from interruptible customers converting to firm service.

On July 27, 2007 the PUCT issued a written order adopting the settlement and assigning incremental costs to the EPE sale.  The effect of this decision under the terms of the settlement is an additional $3 million in fuel costs assigned to EPE, which SPS will not recover either through its FCA or its contract.  For 2008 this amount will reach $6.3 million. SPS has previously given notice to EPE to terminate the agreement based on a regulatory provision and SPS expects that the termination will be effective in 2009.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule.

Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors requested disallowances for past periods, which in the aggregate total approximately $45 million. This claim was for the period from Oct. 1, 2001 through May 31, 2005 and does not include the value of incremental cost assigned for wholesale transactions from that date forward. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.

On May 2, 2007, the hearing examiner issued his recommended decision in which he determined the following:

•                     The NMPRC is barred from granting the retroactive refunds or financial penalties requested by the parties.

•                     The issues related to the assignment of system average fuel cost to SPS’ firm wholesale sales, subsequent to March 7, 2006, should be litigated in SPS’ next rate case that will be filed this summer, or in a separate parallel proceeding with the results to be incorporated into the next rate case.

•                     The NMPRC lacked legal authority to apply any change in cost assignment methodology retroactively until such date that SPS was put on notice of any concern with its longstanding assignment practice.

•                     March 7, 2006 was the first time that SPS was put on notice with respect to any change in New Mexico’s assignment practice.

•                     The future litigation recommendation would determine both the proper allocation and assignment of fixed and fuel costs and examine the prudence of SPS’ firm wholesale contracts and affiliate transactions related to those wholesale sales.

•                     Charges collected through the FPPCAC since March 7, 2006, should be subject to refund pending further order of the NMPRC.  The hearing examiner also noted that specific allegations regarding affiliate transactions could also be resolved in these proceedings.

Under the recommended decision, SPS would also be ordered to refund approximately $1.6 million of long-term purchased power capacity costs that it acknowledged were erroneously collected through the FPPCAC.  SPS would be authorized to continue its use of the FPPCAC pending a final order in the next rate case.  The hearing examiner also determined that no action was required on renewable energy certificates and that SPS should seek a determination of proper treatment of SO2 allowances in a separate proceeding.  Although there is no deadline for NMPRC action, SPS expects the NMPRC will act during the third quarter of 2007. As of June 30, 2007, based upon management’s estimate of this potential liability, SPS believes the appropriate accrual has been recorded for this matter.

5.  Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Note 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to SPS’ financial position.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At June 30, 2007, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

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

Estimates are revised as facts become known.  At June 30, 2007, the liability for the cost of remediating these sites was estimated to be $0.2 million, of which $0.1 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

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

In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination.  Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blow down ponds through construction of a new lined pond, additional irrigation areas to minimize percolation, and installation of additional wells to monitor groundwater quality.  On June 23, 2005, NMED issued a letter approving the corrective action plan.  The action plan was subject to continued compliance with New Mexico regulations and oversight by the NMED.  The Cunningham wastewater management project has been completed at a  final cost of  $3.5 million.  Upon completion of the project, NMED finalized the wastewater permit.  SPS began the implementation of a similar process at the Maddox Station in 2007.  The permitting process for Maddox Station has begun and is estimated to cost approximately $1.3 million through 2008 and will be capitalized or expensed as incurred.

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

On July 11, 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from the CAIR.  El Paso Electric Co. joined in the request for reconsideration.  Xcel Energy and SPS advocated that West Texas should be excluded from CAIR because it does not contribute significantly to nonattainment with the fine particulate matter standards in any downwind jurisdiction.

On March 15, 2006, the EPA denied the petition for reconsideration. On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the D.C. Court of Appeals.  Pursuant to the court’s scheduling order, briefing is expected to be finalized in September 2007.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, SPS currently believes that following the installation of low NOx burners on Harrington 3 in 2006, additional capital investments, estimated at $12 million, will be remaining for NOx controls in the SPS region.  Purchases of

NOx allowances in the first phase are estimated at $1.4 million.   Annual purchases of SO2 allowances are estimated in the range of $13 million to $25 million each year, beginning in 2012 for phase I, based on allowance costs and fuel quality as of March 2007.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time.  The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country that are greater than 25 MW.  Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018. The Texas Commission on Environmental Quality (TCEQ) has adopted by reference the EPA model program.   States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  Similar to CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAMR, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.   SPS’ preliminary analysis for phase I compliance suggests capital costs of approximately $14.5 million and increased operating and maintenance expenses of approximately $7.9 million, beginning in 2010.  Testing at Harrington Station near Amarillo is underway and additional testing at Tolk Station is planned during 2007 to confirm these costs or determine whether different measures will be necessary, which could result in higher costs.  Additional costs will be incurred to meet phase II requirements in 2018.

Regional Haze Rules — On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where CAIR is effective.  The TCEQ has determined that facilities may use CAIR as a substitute for BART for NOx and SO2. If West Texas is excluded from CAIR by the D.C. Court of Appeals, then these facilities will be subject to BART requirements for NOx, SO2, and particulate matter.  Due to the uncertainties of the litigation outcome, SPS is not able to estimate the cost impact at this time.

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations.  SPS is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief informing the Second Circuit Court of Appeals of their views about the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 ( April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court  held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act.  In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by them on appeal.  It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

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

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although SPS is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on SPS. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.  Oral arguments related to some of the defenses raised by the defendants, including Xcel Energy, have been set for Aug. 30, 2007.

6.  Short-Term Borrowings and Other Financing Instruments

As of June 30, 2007, SPS had $34.0 million of short-term debt outstanding and $81.8 million of utility money pool borrowings at a weighted average interest rate of 5.40 percent.

7.  Derivative Valuation and Financial Impacts

SPS uses a number of different derivative instruments in connection with its utility commodity price, interest rate, and limited short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133-”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.

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

As of June 30, 2007, SPS had no commodity-related contracts classified as cash flow hedges.

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

As of June 30, 2007, SPS had net losses of approximately $0.6 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2007.

The impact of the components of hedges on SPS’ Accumulated Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Six months ended June 30,
(Millions of dollars)	2007	2006

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5.9)	$(4.8)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.5	0.6
After-tax net realized losses on derivative transactions reclassified into earnings	0.1	0.1
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(5.3)	$(4.1)

Derivatives Not Qualifying for Hedge Accounting

SPS may enter into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133 and are recorded on a net basis within operating revenues on the Statements of Income.

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

8.  Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$608	$696	$1,454	$1,952
Other nonoperating income	2	594	47	831
Other nonoperating expense	(83)	(97)	(171)	(115)
Total interest and other income, net	$527	$1,193	$1,330	$2,668

9.  Segment Information

SPS has one reportable segment. SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $767.0 million and $836.0 million for the six months ended June 30, 2007 and 2006, respectively.

10.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$5.6	$10.0	$7.3	$21.9
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 7)	0.5	0.2	0.5	0.6
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 7)	—	0.1	0.1	0.1
Other comprehensive income	0.5	0.3	0.6	0.7
Comprehensive income	$6.1	$10.3	$7.9	$22.6

11.   Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,555	$14,380	$1,205	$1,479
Interest cost	43,028	38,197	11,635	13,287
Expected return on plan assets	(66,525)	(67,551)	(7,582)	(7,110)
Amortization of transition obligation	—	—	3,677	3,577
Amortization of prior service cost (credit)	6,487	7,421	(545)	(545)
Amortization of net loss	4,555	4,165	2,106	5,875
Net periodic benefit cost (credit)	2,100	(3,388)	10,496	16,563
Credits not recognized due to the effects of regulation	2,894	3,893	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,994	$505	$11,469	$17,536
SPS
Net benefit cost (credit) recognized for financial reporting	$(1,813)	$(2,720)	$1,571	$1,648

	Six months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,040	$30,814	$2,906	$3,316
Interest cost	82,626	77,706	25,238	26,470
Expected return on plan assets	(132,416)	(134,032)	(15,200)	(13,378)
Amortization of transition obligation	—	—	7,288	7,222
Amortization of prior service cost (credit)	12,974	14,848	(1,090)	(1,090)
Amortization of net loss	8,422	8,676	7,100	12,398
Net periodic benefit cost (credit)	2,646	(1,988)	26,242	34,938
Credits not recognized due to the effects of regulation	5,574	6,318	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$8,220	$4,330	$28,188	$36,884
SPS
Net benefit cost (credit) recognized for financial reporting	$(3,819)	$(4,062)	$3,119	$3,353

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2007.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

RESULTS OF OPERATIONS

SPS’ net income was approximately $7.3 million for the first six months of 2007, compared with approximately $21.9 million for the first six months of 2006.  The decrease was due to lower electric margin, primarily as the result of accruals for potential fuel contingencies, partially offset by lower property taxes, and lower income taxes as a result of  the lower pre-tax income.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale requirements and unit cost changes in fuel and purchased power. Due to fuel and purchased energy cost recovery mechanisms for customers, most fluctuations in these costs do not materially affect electric utility margin.

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

The following table details base electric utility and short-term wholesale activities:

(Millions of Dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Total
Six months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$756	$12	$—	$768
Fuel and purchased power	(550)	(11)	—	(561)
Commodity trading revenues	—	—	—	—
Commodity trading costs	—	—	(1)	(1)
Gross margin before operating expenses	$206	$1	$(1)	$206
Margin as a percentage of revenues	27.2%	8.3%	—%	26.8%

Six months ended June 30, 2006
Electric utility revenues (excluding commodity trading)	$833	$3	$—	$836
Fuel and purchased power	(601)	(3)	—	(604)
Commodity trading revenues	—	—	—	—
Commodity trading costs	—	—	—	—
Gross margin before operating expenses	$232	$—	$—	$232
Margin as a percentage of revenues	27.9%	—%	—%	27.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006
Fuel and purchased power cost recovery	$(60)
SPS potential regulatory settlements	(13)
Texas surcharge settlement	(5)
Sales growth (excluding weather impact)	(3)
Estimated impact of weather	(2)
Transmission revenue	5
Sales mix and other	1
Total decrease in base electric revenues	$(77)

Base Electric Margin
(Millions of dollars)	2007 vs. 2006
SPS potential regulatory settlements	$(13)
Texas surcharge settlement	(5)
Sales growth (excluding weather impact)	(3)
Purchased capacity costs	(3)
Estimated impact of weather	(2)
Transmission fee classification change	(2)
Transmission revenue	5
Sales mix and other	(3)
Total decrease in base electric margin	$(26)

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2007 vs. 2006
Higher combustion/hydro plant costs	$5
Higher uncollectible receivable costs	1
Transmission fee classification change	(2)
Lower regulatory fees	(1)
Other	(2)
Total increase in other operating and maintenance expenses	$1

Taxes (other than income taxes) - Taxes (other than income taxes) decreased by approximately $6.6 million, or 24.0 percent, for the first six months of 2007, compared with the first six months of 2006.  The decrease was primarily due to taxes that are now classified as income taxes as opposed to taxes (other than income taxes).

Income taxes - Income tax expense decreased by approximately $8.2 million for the first six months of 2007 compared with the first six months of 2006.  The effective tax rate was 38.2 percent for the first six months of 2007, compared with 36.8 percent for the same period in 2006.  The decrease in income tax expense and the increase in the effective tax rate were primarily due to a decrease in pretax income.

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

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935, effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since Aug. 2005, the FERC has completed or initiated  proceedings to modify its regulations on a number of subjects.  In addition to the previous disclosure in Item 1 of SPS’ Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007.

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

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. SPS submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, as required.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC rules governing the functional separation of the SPS electric transmission function from the wholesale sales and marketing function.  The proposed rules are pending final FERC action.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Market Based Rate Rules — On June 21, 2007, the FERC issued a final order amending its regulations governing its market-based rate authorizations to electric utilities such as SPS.  The FERC reemphasized its commitment to market-based pricing, but is revising the tests it’s using to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations.  SPS has been granted market-based rate authority and will be subject to the new rule.  SPS is presently analyzing the new rule.

An aspect of FERC’s market-based rate requirements is the requirement to charge mitigated rates in markets where a utility is found to have market power or where a utility cannot establish the absence of market power.  SPS has been authorized by the FERC to charge market-based rates outside of their control areas, but is generally limited to charging mitigated rates within their control areas.  Consistent with the approach followed by many other utilities subject to the FERC’s mitigation requirement, SPS uses cost-based rate caps set out in the Western Systems Power Pool (WSPP) agreement as their applicable mitigated rates, an approach expressly approved by the FERC.  However, concurrently with the issuance of the final order, the FERC initiated a proceeding to investigate whether the use of the WSPP rate caps for this purpose is just and reasonable. An outcome of this proceeding may be to lower the mitigated rates that SPS may charge in their control areas.

Other Regulatory Matters — SPS

New Mexico Renewable Portfolio Standard - The 2007 New Mexico legislature enacted a renewable portfolio standard, in which, renewable energy must comprise no less than 5 percent of retail sales by 2006; 10 percent by 2011; 15 percent by 2015; and twenty percent by 2020.  The legislation also allows, by NMPRC rule or utility application, performance-based incentives to encourage the acquisition of renewable energy supplies beyond the requirements.  The NMPRC is in the process of implementing revised rules related to the increased requirements; performance-based incentives have been deferred to a future rulemaking process.  The NMPRC has interpreted the diversification requirement to mean one in which no less than twenty percent of the standard requirement is met using wind energy, no less than twenty percent is met using solar energy, no less than ten percent is met using one or more of the other renewable energy technologies, and no less than ten percent is met through distributed generation.

Texas Renewable Energy Zones - The PUCT is expected to designate competitive renewable energy zones (CREZs) later this summer.  CREZs are regions of the state in which renewable energy resources and suitable land areas are sufficient to develop electric generating capacity from renewable energy technologies, such as wind.  The PUCT will determine the availability of renewable resources in a candidate CREZ, the financial commitment of generators, and the major transmission improvements necessary to deliver the energy generated by renewable resources. A statewide study conducted by the Electric Reliability Council of Texas (ERCOT) identifies the Texas Panhandle as having the top four of the State’s primary areas for wind energy expansion.  Several transmission proposals have been filed in the CREZ proceeding, including plans to interconnect CREZs with the SPP, and plans that would collect wind energy from Panhandle CREZs and deliver it into ERCOT.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2007.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer