Form 10-Q
period 2007-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2007-10-29
CIK 92521

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

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2007
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Operating revenues	$471,521	$472,586	$1,238,544	$1,308,575

Operating expenses
Electric fuel and purchased power	339,041	333,401	899,962	937,694
Other operating and maintenance expenses	49,515	39,509	149,707	138,244
Depreciation and amortization	24,115	23,764	73,115	71,673
Taxes (other than income taxes)	10,117	12,598	30,920	39,972
Total operating expenses	422,788	409,272	1,153,704	1,187,583

Operating income	48,733	63,314	84,840	120,992

Interest and other income, net (see Note 9)	834	987	2,164	3,655
Allowance for funds used during construction — equity	—	384	—	882

Interest charges and financing costs
Interest charges — includes other financing costs of $587, $1,567, $1,762 and $4,669, respectively	14,119	13,105	40,871	40,714
Allowance for funds used during construction — debt	(660)	(685)	(1,764)	(2,061)
Total interest charges and financing costs	13,459	12,420	39,107	38,653

Income before income taxes	36,108	52,265	47,897	86,876
Income taxes	14,956	19,662	19,461	32,405
Net income	$21,152	$32,603	$28,436	$54,471

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2007	2006
Operating activities
Net income	$28,436	$54,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,831	78,438
Deferred income taxes	6,700	(28,070)
Amortization of investment tax credits	(188)	(188)
Allowance for equity funds used during construction	—	(882)
Net realized and unrealized hedging and derivative transactions	201	(827)
Changes in operating assets and liabilities:
Accounts receivable	(20,929)	35,707
Accrued unbilled revenues	(50,234)	26,561
Recoverable electric energy costs	63,756	44,200
Inventories	1,197	(2,755)
Prepayments and other	1,428	959
Accounts payable	(22,106)	(22,792)
Net regulatory assets and liabilities	(6,923)	(4,664)
Other current liabilities	(2,854)	11,482
Change in other noncurrent assets	(5,758)	(12,374)
Change in other noncurrent liabilities	(2,946)	3,547
Net cash provided by operating activities	65,611	182,813

Investing activities
Capital/construction expenditures	(101,584)	(77,565)
Proceeds from sale of assets	—	24,670
Allowance for equity funds used during construction	—	882
Investments in utility money pool arrangement	(95,000)	(47,900)
Receipts from utility money pool arrangement	95,000	47,900
Other investments	3,212	16
Net cash used in investing activities	(98,372)	(51,997)

Financing activities
Short-term debt repayments — net	(1,000)	(85,000)
Borrowings under utility money pool arrangement	459,000	324,300
Repayments under utility money pool arrangement	(459,000)	(324,300)
Borrowings under 5-year unsecured credit facility	125,000	—
Capital contributions from parent	5,354	7,561
Dividends paid to parent	(52,825)	(59,495)
Net cash provided by (used in) financing activities	76,529	(136,934)

Net increase (decrease) in cash and cash equivalents	43,768	(6,118)
Cash and cash equivalents at beginning of period	297	9,407
Cash and cash equivalents at end of period	$44,065	$3,289

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$35,499	$29,300
Cash paid for income taxes (net of refunds received)	18,376	45,930

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$3,494	$1,525

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$44,065	$297
Accounts receivable, net of allowance for bad debts of $2,875 and $2,686, respectively	80,108	56,616
Accounts receivable from affiliates	6,245	8,808
Accrued unbilled revenues	113,039	62,805
Recoverable electric energy costs	19,344	83,100
Materials and supplies inventories	16,935	17,547
Fuel inventories	3,510	4,095
Derivative instruments valuation	8,926	8,926
Prepayments and other	4,899	8,326
Total current assets	297,071	250,520
Property, plant and equipment, at cost:
Electric utility plant	3,466,348	3,401,108
Construction work in progress	77,151	53,051
Total property, plant and equipment	3,543,499	3,454,159
Less accumulated depreciation	(1,520,067)	(1,462,787)
Net property, plant and equipment	2,023,432	1,991,372
Other assets:
Prepaid pension asset	114,274	106,193
Regulatory assets	159,255	163,067
Derivative instruments valuation	87,708	94,402
Other investments	4,643	5,846
Other	7,227	7,890
Total other assets	373,107	377,398
Total assets	$2,693,610	$2,619,290

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$50,000	$51,000
Accounts payable	139,121	159,672
Accounts payable to affiliates	14,460	14,783
Accrued interest	19,045	12,099
Dividends payable to parent	16,284	18,581
Taxes accrued	23,272	33,122
Derivative instruments valuation	4,357	4,307
Deferred income taxes	1,490	6,849
Other	24,708	24,944
Total current liabilities	292,737	325,357
Deferred credits and other liabilities:
Deferred income taxes	454,302	451,108
Regulatory liabilities	139,427	143,789
Derivative instruments valuation	61,249	64,187
Pension and employee benefit obligations	53,980	54,647
Asset retirement obligations	4,526	4,341
Deferred investment tax credits	3,027	3,215
Other	6,780	3,329
Total deferred credits and other liabilities	723,291	724,616
Commitments and contingencies (see Note 5)
Capitalization:
Long-term debt	899,001	773,903
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	483,622	478,269
Retained earnings	300,574	323,008
Accumulated other comprehensive loss	(5,615)	(5,863)
Total common stockholder’s equity	778,581	795,414
Total liabilities and equity	$2,693,610	$2,619,290

See the Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of Sept. 30, 2007, and Dec. 31, 2006; the results of its operations for the three and nine months ended Sept. 30, 2007 and 2006; and its cash flows for the nine months ended Sept. 30, 2007 and 2006. Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

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

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS 157 on its financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) — In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS 159 on its financial condition and results of operations.

3. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, SPS adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of Sept. 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

SPS is also currently under examination by the state of Texas for tax years 2003 through 2005. A $2.0 million adjustment has been proposed by the state of Texas in their audit of these years. As of Sept. 30, 2007, SPS’ earliest open tax years in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003.

The amount of unrecognized tax benefits was $5.0 million and  $5.8 million on Jan. 1, 2007 and Sept. 30, 2007, respectively. Of these amounts, $0.2 million and $0.1 million were offset against the tax benefits associated with net tax credit carryovers as of Jan. 1, 2007 and Sept. 30, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.2 million and $0.3 million of tax positions on Jan.1, 2007 and Sept. 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition the unrecognized tax benefit balance included $4.8 million and $5.5 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The increase in the unrecognized tax benefit balance of $0.9 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity and the resolution of certain federal audit matters.

SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to Sept. 30, 2007, was not material. No amounts were accrued for penalties as of Sept. 30, 2007.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint at the FERC. The complaint alleged that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules. Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for recovery and that SPS had inappropriately allocated average fuel and purchased power costs to its other wholesale customers, effectively raising the fuel costs charges to complainants. Cap Rock Energy Corporation (Cap Rock), a full-requirements customer, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental) intervened in the proceeding.

On May 24, 2006, a FERC administrative law judge (ALJ) issued an initial recommended decision in the proceeding. The FERC will review the initial recommendation and issue a final order. SPS and others have filed exceptions to the ALJ’s initial recommendation. The FERC’s order may or may not follow any of the ALJ’s recommendation. In the recommended decision, the ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales.

SPS believes the ALJ erred on significant and material issues that contradict FERC policy or rules of law. Specifically, SPS believes, based on FERC rules and precedent, that it has appropriately applied its FCAC tariff to the proper classes of customers. These firm market-based sales were of a long-term duration under FERC precedent and were made from SPS’ entire system. Accordingly, SPS believes that the ALJ erred in concluding that these transactions were opportunity sales, which require the assignment of incremental costs.

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

SPS believes it should ultimately prevail in this proceeding, however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure could be approximately $50 million, based on an evaluation of all sales made from Jan. 1, 1999 to Dec. 31, 2006. SPS has entered into settlement discussions with the wholesale cooperative customers. As of Sept. 30, 2007, based upon management’s estimate of this potential liability, SPS believes the appropriate accrual has been recorded for this matter.

Additionally, SPS has entered into settlement discussions with the wholesale cooperative customers. As of Sept. 30, 2007, based upon management’s estimate of this potential liability, SPS believes the appropriate accrual has been recorded for this matter.

In July and September 2007, Golden Spread and SPS filed a joint motion requesting the FERC to defer the final order while the cooperative customers negotiate the complaint case. The case is still pending final FERC action.

Wholesale Power Base Rate Application — On Dec. 1, 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. On Jan. 31, 2006, the FERC conditionally accepted the proposed rates for filing, and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. On Sept. 7, 2006, an offer of settlement with respect to the five full-requirements customers was filed for approval and on Sept. 19, 2006, the offer of settlement with respect to PNM was filed for approval. On Sept. 20, 2007, the FERC accepted the settlement with the full-requirements customers. The PNM settlement is still pending before the FERC.

Golden Spread Electric Cooperative, SPS’ partial requirements wholesale customer, did not settle and hearings were set for the rate disputes raised by Golden Spread. Subsequent to filing rebuttal testimony, on March 29, 2007, SPS and Golden Spread entered into additional settlement negotiations. The current hearing schedule has been postponed. The FERC has appointed a settlement judge to facilitate negotiations.

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

•                     All of SPS’ existing long-term firm and interruptible capacity wholesale sales are assigned system average costs for purposes of Texas retail ratemaking, except for sales to El Paso Electric (EPE), which is determined by the PUCT separately.

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

On July 27, 2007, the PUCT issued a written order adopting the settlement and assigning incremental costs to the EPE sale. The effect of this decision under the terms of the settlement is an additional $3 million in fuel costs assigned to EPE, which SPS will not recover either through its FCA or its contract. For 2008, this amount will reach $6.3 million. SPS has previously given notice to EPE to terminate the agreement based on a regulatory provision and Xcel Energy expects that the termination will be effective in 2009.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico Fuel Factor Continuation Filing — On Aug. 18, 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule.

Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors requested disallowances for past periods, which in the aggregate total approximately $45 million. This claim was for the period from Oct. 1, 2001 through May 31, 2005 and does not include the value of incremental cost assigned for wholesale transactions from that date forward. Other issues in the case include the treatment of renewable energy certificates and sulfur dioxide (SO2) allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.

On May 2, 2007, the hearing examiner issued his recommended decision in which he determined the following:

•                     The NMPRC is barred from granting the retroactive refunds or financial penalties requested by the parties.

•                     The issues related to the assignment of system average fuel cost to SPS’ firm wholesale sales, subsequent to March 7, 2006, should be litigated in SPS’ next rate case which was filed in July 2007, or in a separate parallel proceeding with the results to be incorporated into the next rate case.

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

Under the recommended decision, SPS would also be ordered to refund approximately $1.6 million of long-term purchased power capacity costs that it acknowledged were erroneously collected through the FPPCAC.  SPS would be authorized to continue its use of the FPPCAC pending a final order in the next rate case.  The hearing examiner also determined that no action was required on renewable energy certificates and that SPS should seek a determination of proper treatment of SO2 allowances in a separate proceeding.  Although there is no deadline for NMPRC action, SPS expects the NMPRC will act during the fourth quarter of 2007. As of Sept. 30, 2007, based upon management’s estimate of this potential liability, SPS believes the appropriate accrual has been recorded for this matter.

New Mexico Electric Rate Case - On July 30, 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually or a 6.6 percent increase. The rate filing is based on a 2006 calendar year base period adjusted for known and measurable changes and includes a requested rate of return on equity of 11.0 percent, an electric rate base of approximately $307.3 million allocated to the New Mexico retail jurisdiction and an equity ratio of 51.2 percent. The NMPRC suspended the requested effective date for an additional nine months beyond the requested effective date. Intervenor testimony is due Dec. 21, 2007 and hearings are scheduled for Jan. 28-Feb. 1, 2008. A decision on the request is expected in the second quarter of 2008, and final rates are expected to be implemented in mid-2008.

Investigation of SPS Participation in SPP - On Oct. 16, 2007, the PRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the Southwest Power Pool, Inc. (SPP) regional transmission organization (RTO). The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico. The order required SPS to file direct testimony no later than 75 days after the completion of the hearing in the New Mexico electric rate case.

5. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Note 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Note 4 to the financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to SPS’ financial position.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS and some other parties have caused environmental contamination. At Sept. 30, 2007, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

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

Estimates are revised as facts become known. At Sept. 30, 2007, the liability for the cost of remediating these sites was estimated to be $0.1 million. Some of the cost of remediation may be recovered from:

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

Cunningham and Maddox Station Groundwater — Cunningham Station is a natural gas-fired power plant constructed in the 1960’s by SPS and has 28 water wells installed on its water rights. The well field provides water for boiler makeup, cooling water and potable water. Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release. The contamination was identified in wells located near the plant buildings. The source of contamination is thought to be leakage from ponds that receive blow down water from the plant.

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

On March 15, 2006, the EPA denied the petition for reconsideration. On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the D.C. Court of Appeals. Pursuant to the court’s scheduling order, briefing has been finalized, but no court date has been set to hear oral arguments.

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

Under CAMR, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. SPS’ preliminary analysis for phase I compliance suggests capital costs of approximately $14.5 million and increased operating and maintenance expenses of approximately $7.9 million, beginning in 2010. Testing at Harrington Station near Amarillo is complete pending a final report and additional testing at Tolk Station is planned during the fourth quarter of 2007 to confirm these costs or determine whether different measures will be necessary, which could result in higher costs. Additional costs will be incurred to meet phase II requirements in 2018.

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

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although SPS is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on SPS. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

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

On Oct. 18, 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts as alleged in its petition for a cease and desist order at the PUCT. This suit has been dormant since it was filed, awaiting a final determination at the PUCT of the legality of SPS providing electric service to the disputed customers. The PUCT order of May 23, 2003, found that SPS was legally serving the disputed customers thus collaterally determining the issue of liability contrary to LCEC’s position in the suit. An adverse ruling on the appeal of the May 23, 2003 PUCT order could result in a re-determination of the legality of SPS’ service to the disputed customers.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although SPS is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on SPS. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. On Aug. 30, 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. On Sept. 17, 2007, plaintiffs filed a notice of appeal to the Fifth Circuit.

6. Short-Term Borrowings and Other Financing Instruments

As of Sept. 30, 2007, SPS had $50.0 million of short-term debt outstanding at a weighted average interest rate of 5.43 percent.

7. Long-Term Borrowings and Other Financing Instruments

On Aug. 29, 2007, SPS borrowed $125 million against its $250 million five-year unsecured credit facility. The weighted average interest rate on the borrowing was 5.91 percent. The borrowing was repaid on Oct. 1, 2007.

8.     Derivative Valuation and Financial Impacts

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

As of Sept. 30, 2007, SPS had no commodity-related contracts classified as cash flow hedges.

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

As of Sept. 30, 2007, SPS had net losses of approximately $0.7 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and interest rate hedging transactions are recorded as a component of interest expense. SPS is allowed to recover in electric rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was an immaterial amount of hedge ineffectiveness in the third quarter of 2007.

The impact of qualifying cash flow hedges on SPS’ Accumulated Other Comprehensive Income, included as a component of common stockholders’ equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5.9)	$(4.8)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.1	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.2	0.2
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(5.6)	$(4.6)

Derivatives Not Qualifying for Hedge Accounting

SPS enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133. The results of these transactions are reported in the Statements of Income.

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

9. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$730	936	$2,184	$2,888
Other nonoperating income	158	64	205	895
Other nonoperating expense	(54)	(13)	(225)	(128)
Total interest and other income, net	$834	$987	$2,164	$3,655

10. Segment Information

SPS has one reportable segment. SPS operates in the Regulated Electric Utility industry, providing wholesale and retail electric service in the states of Texas and New Mexico. Revenues from external customers were $1,238.5 million and $1,308.6 million for the nine months ended Sept. 30, 2007 and 2006, respectively.

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$21.2	$32.6	$28.4	$54.5
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 8)	(0.4)	(0.6)	0.1	—
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 8)	0.1	0.1	0.2	0.2
Other comprehensive income	(0.3)	(0.5)	0.3	0.2
Comprehensive income	$20.9	$32.1	$28.7	$54.7

12. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,520	$15,406	$1,453	$1,659
Interest cost	41,313	38,854	12,619	13,234
Expected return on plan assets	(66,208)	(67,017)	(7,600)	(6,690)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	6,487	7,424	(545)	(544)
Amortization of net loss	4,211	4,339	3,550	6,200
Net periodic benefit cost (credit)	1,323	(994)	13,121	17,470
Credits not recognized due to the effects of regulation	2,787	3,159	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$4,110	$2,165	$14,093	$18,442
SPS
Net benefit cost (credit) recognized for financial reporting	$(1,909)	$(1,734)	$1,560	$1,676

	Nine months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$46,560	$46,220	$4,359	$4,975
Interest cost	123,939	116,560	37,857	39,704
Expected return on plan assets	(198,624)	(201,049)	(22,800)	(20,068)
Amortization of transition obligation	—	—	10,932	10,833
Amortization of prior service cost (credit)	19,461	22,272	(1,635)	(1,634)
Amortization of net loss	12,633	13,015	10,650	18,598
Net periodic benefit cost (credit)	3,969	(2,982)	39,363	52,408
Credits not recognized due to the effects of regulation	8,361	9,477	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$12,330	$6,495	$42,281	$55,326
SPS
Net benefit cost (credit) recognized for financial reporting	$(5,728)	$(5,796)	$4,679	$5,029

(1)     Includes qualified and non-qualified pension net periodic benefit cost.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2007.

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

RESULTS OF OPERATIONS

SPS’ net income was approximately $28.4 million for the first nine months of 2007, compared with approximately $54.5 million for the first nine months of 2006. The decrease was due to lower electric margin, primarily as the result of accruals for potential fuel contingencies, partially offset by lower property taxes, and lower income taxes as a result of the lower pre-tax income.

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

The following table details base electric utility and short-term wholesale activities:

(Millions of Dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Total
Nine months ended Sept. 30, 2007
Electric utility revenues (excluding commodity trading)	$1,220	$19	$—	$1,239
Fuel and purchased power	(882)	(18)	—	(900)
Commodity trading revenues	—	—	—	—
Commodity trading costs	—	—	—	—
Gross margin before operating expenses	$338	$1	$—	$339
Margin as a percentage of revenues	27.7%	5.3%	—%	27.4%

Nine months ended Sept. 30, 2006
Electric utility revenues (excluding commodity trading)	$1,302	$6	$—	$1,308
Fuel and purchased power	(932)	(6)	—	(938)
Commodity trading revenues	—	—	1	1
Commodity trading costs	—	—	(1)	(1)
Gross margin before operating expenses	$370	$—	$—	$370
Margin as a percentage of revenues	28.4%	—%	—%	28.3%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006
Fuel and purchased power cost recovery	$(78)
SPS potential regulatory settlements	(14)
Retail sales decline (excluding weather impact)	(3)
Estimated impact of weather	(1)
Firm wholesale	8
Transmission revenue	6
Total decrease in base electric revenues	$(82)

Base Electric Margin

(Millions of dollars)	2007 vs. 2006
SPS potential regulatory settlements	$(14)
Purchased capacity costs	(9)
Fuel handling and procurement	(9)
Retail sales decline (excluding weather impact)	(3)
Estimated impact of weather	(1)
Firm wholesale	7
Other	(3)
Total decrease in base electric margin	$(32)

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2007 vs. 2006
Higher combustion/hydro plant costs	$7
Higher labor costs	1
Higher uncollectible receivable costs	1
Higher material costs	1
Lower employee benefit costs	(2)
Other	3
Total increase in other operating and maintenance expenses	$11

Taxes (other than income taxes) - Taxes (other than income taxes) decreased by approximately $9.1 million, or 22.6 percent, for the first nine months of 2007, compared with the first nine months of 2006. The decrease was primarily due to a reduction in Texas property taxes and the discontinuation of the Texas franchise fee.

Income taxes - Income tax expense decreased by approximately $12.9 million for the first nine months of 2007 compared with the first nine months of 2006. The decrease was primarily due to lower pretax income. The effective tax rate was 40.6 percent for the first nine months of 2007, compared with 37.3 percent for the same period in 2006. The increase in the effective tax rate was primarily due to an increase in the forecasted effective tax rate for 2007 as compared to 2006.

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

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a RTO. SPS is a member of the SPP. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. SPS submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007 and Sept. 11, 2007, as required.

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

Other Regulatory Matters — SPS

New Mexico Renewable Portfolio Standard - The 2007 New Mexico legislature enacted a renewable portfolio standard in which renewable energy must comprise no less than 5 percent of retail sales by 2006; 10 percent by 2011; 15 percent by 2015; and 20 percent by 2020. The legislation also allows performance-based incentives to encourage the acquisition of renewable energy supplies beyond the requirements. The NMPRC has implemented revised rules related to the increased requirements. The NMPRC has interpreted the diversification requirement to mean no less than 20 percent of the standard is met using wind energy, no less than 20 percent using central solar, no less than 10 percent other (e.g., biomass, geothermal), and no less than 1.5 percent using renewable distributed generation (increasing to 3 percent by 2015). The effective date of the diversification requirements is 2011.

Texas Renewable Energy Zones - The PUCT designated competitive renewable energy zones (CREZs) this summer. CREZs are regions of the state in which renewable energy resources and suitable land areas are sufficient to develop electric generating capacity from renewable energy technologies, such as wind. Several CREZ areas within the SPS service region were designated for potential development. The PUCT considered the availability of renewable resources in a candidate CREZ, the financial commitment of generators and the major transmission improvements necessary to deliver the energy generated by renewable resources. A statewide study conducted by the Electric Reliability Council of Texas (ERCOT) identifies the Texas panhandle as having the top four of the state’s primary areas for wind energy expansion. Several transmission proposals have been filed in the CREZ proceeding, including plans to interconnect CREZs with the SPP and plans that would collect wind energy from panhandle CREZs and deliver it into ERCOT.

Texas Retail Base Rate And Fuel Reconciliation Case - As more fully described in Note 4 to the financial statements, on July 27, 2007, the PUCT issued a written order adopting a settlement, which in part provided for an annual base rate increase of $23 million.  However, this rate increase will not have a material effect on the financial statements due to differences in certain assumptions used in developing the test year revenue requirement versus actual performance.  The changes are related largely to assumptions associated with firm versus interruptible customer loads and the appropriate demand billing determinants when converting a rate structure based primarily on energy charges to one based primarily on demand charges.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct 29, 2007.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer