Form 10-K
period 2007-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2008-02-20
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Dec. 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

As of Feb. 20, 2008, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K

Southwestern Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

INDEX

PART I	3
Item 1 — Business	3
DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS	3
COMPANY OVERVIEW	5
ELECTRIC UTILITY OPERATIONS	5
Overview	5
Summary of Recent Federal Regulatory Developments	6
Public Utility Regulation	7
Capacity and Demand	8
Energy Sources and Related Transmission Initiatives	8
Fuel Supply and Costs	9
Commodity Marketing Operations	9
Electric Operating Statistics	10
ENVIRONMENTAL MATTERS	10
EMPLOYEES	10
Item 1A — Risk Factors	11
Item 1B — Unresolved SEC Staff Comments	16
Item 2 — Properties	16
Item 3 — Legal Proceedings	17
Item 4 — Submission of Matters to a Vote of Security Holders	17

PART II	17
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6 — Selected Financial Data	17
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A — Quantitative and Qualitative Disclosures About Market Risk	20
Item 8 — Financial Statements and Supplementary Data	21
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A(T) — Controls and Procedures	53
Item 9B — Other Information	53

PART III	53
Item 10 — Directors, Executive Officers and Corporate Governance	53
Item 11 — Executive Compensation	53
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13 — Certain Relationships, Related Transactions and Director Independence	53
Item 14 — Principal Accounting Fees and Services	53

PART IV	54
Item 15 — Exhibits, Financial Statement Schedules	54

SIGNATURES	57

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
FERC

Federal Energy Regulatory Commission. The U.S. agency that regulates the rates and services for transportation of electricity and the sale of electricity at wholesale, in interstate commerce, including the sale of electricity at market-based rates.

NERC	North American Electric Reliability Council
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

ALJ	Administrative law judge. A judge presiding over regulatory proceedings.
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
CO2	Carbon dioxide
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
COLI	Corporate-owned life insurance
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

distribution	The system of lines, transformers, switches and mains that connect electric transmission systems to customers.
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
generation	The process of transforming other forms of energy, such as nuclear or fossil fuels, into electricity. Also, the amount of electric energy produced, expressed in megawatts (capacity) or megawatt hours (energy).
GHG	Greenhouse Gas
JOA	Joint operating agreement among the utility subsidiaries electricity or natural gas for ultimate consumption.
LIBOR	London Interbank Offered Rate
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services Inc.
native load	The customer demand of retail and wholesale customers whereby a utility has an obligation to serve: e.g., an obligation to provide electric service created by statute or long-term contract.
NOx	Nitrogen oxide
PUHCA

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

SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TCEQ	Texas Commission of Environmental Quality
TCR	Transmission cost recovery
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

Measurements
KW	Kilowatts
Kwh	Kilowatt hours
MMBtu	One million BTUs
MW	Megawatts (one MW equals one thousand KW)
Watt	A measure of power production or usage equal to the kinetic energy of an object with a mass of 2 kilograms moving with a velocity of one meter per second for one second.

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 38 percent of the total sales in 2007.  SPS provides electric utility service to approximately 388,000 customers.  Approximately 76 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2007.  Generally, SPS’ earnings comprise approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

In October 2005, SPS reached a definitive agreement to sell its delivery system operations in Oklahoma, Kansas and a small portion of Texas to Tri-County Electric Cooperative.  Effective July 31, 2006, SPS completed the sale to Tri-County Electric Cooperative for $24.5 million and a gain of $6.1 million was recognized.  SPS now provides wholesale service to Tri-County Electric Cooperative.

SPS focuses on growing through investments in electric rate base to meet growing customer demands, environmental and renewable energy initiatives and to maintain or increase reliability and quality of service to customers.  SPS files periodic rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

ELECTRIC UTILITY OPERATIONS

Overview

Climate Change and Clean Energy – Like most other utilities, SPS is subject to a significant array of environmental regulations focused on many different aspects of its operations.  There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  SPS’ electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  Several of the states in which we operate have proposed or implemented clean energy policies, such as renewable energy portfolio standards or demand side management (DSM) programs, in part designed to reduce the emissions of GHGs.  Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies.  SPS is advocating with state and federal policy makers for climate change and clean energy policies that will result in significant long-term reduction in GHG emissions, develop low-emitting technologies and secure, cost-effective energy supplies for our customers and our nation.

While SPS is not currently subject to state or federal limits on its GHG emissions, we have undertaken a number of initiatives to prepare for climate change regulation and reduce our GHG emissions.  These initiatives include emission reduction programs, energy efficiency and conservation programs, renewable energy development and technology exploration projects.  Although the impact of climate change policy on SPS will depend on the specifics of state and federal policies and legislation, we believe that, based on prior state commission practice, we would be granted the authority to recover the cost of these initiatives through rates.

Utility Restructuring and Retail Competition –The FERC has continued with its efforts to promote more competitive wholesale markets through open-access transmission and other means.  As a consequence, SPS and their wholesale customers can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries’ to serve their native load.

SPS supports the continued development of wholesale competition and non-discriminatory wholesale open-access transmission services.  SPS will continue to work with the SPP on RTO development for the Texas Panhandle region and the incorporation of independent transmission operations to insure non-discriminatory open access.  SPS is also still pursuing strengthening its transmission system internally to alleviate north and south congestion within the Texas Panhandle and other lines to increase the transfer capability between the Texas Panhandle and other electric systems.

One state served by SPS has implemented retail electric utility competition.  In 2002, Texas implemented retail competition, but it is presently limited to utilities within the Electric Reliability Council of Texas (ERCOT), which does not include SPS.  Under current law, SPS can file a plan to implement competition, subject to regulatory approval, in Texas.  Local market conditions and political realities must be considered in proposing the transition to competition.  SPS has been unable to develop a plan for the Texas Panhandle to move toward competition that would be in the best interests of its customers.  As a result, SPS does not plan to propose retail competition in the Texas Panhandle until required by law.  New Mexico repealed its legislation related to retail electric utility competition.

The retail electric business faces competition as industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas or steam/chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  While SPS faces these challenges, it believes its rates are competitive with currently available alternatives.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, accounting practices and certain other activities of SPS. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 11 to the financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act repealed PUHCA effective Feb. 8, 2006.  In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act.  Since Aug. 2005, the FERC has completed several rulemaking proceedings to modify its regulations on a number of subjects, including:

•              Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary NERC structure and requiring the ERO to establish mandatory electric reliability standards and imposition of financial or other penalties for violations of adopted standards;

•              Certifying the NERC as the ERO and adopting rules making 83 NERC reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007; and approving delegation agreements between NERC and various Regional Entities, including the Midwest Reliability Organization (MRO), SPP and Western Electricity Coordinating Council (WECC), whereby the regional entities will be responsible for regional enforcement of approved NERC standards.  On Dec. 21, 2007, the FERC approved seven additional NERC mandatory standards to be effective in first quarter 2008;

•              Adopting rules allowing utilities in organized wholesale energy markets such as MISO and SPP to seek to eliminate their mandatory Public Utility Regulatory Policies Act (PURPA) QF power purchase obligations; and

•              Adopting rules to establish incentives for investment in new electric transmission infrastructure.

During 2007, both state and federal legislative initiatives were introduced, with the Xcel Energy subsidiaries taking an active role in their development.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control of their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO.  SPS is a member of the SPP RTO.  Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules (Order No. 890) adopting revisions to its open access transmission service rules.  Xcel Energy submitted the required compliance revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, Sept. 11, 2007 and Dec. 7, 2007, as required.  The compliance filings are pending FERC action.  On Dec. 28, 2007, the FERC issued an order on rehearing making certain modifications to Order No. 890.  The revised rules will be effective in March 2008.  Xcel Energy is now reviewing the amended final rules.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC standards of conduct rules governing the functional separation of the Xcel Energy electric transmission function from the wholesale sales and marketing function.  The proposed rules are pending final FERC action.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Market Based Rate Rules — In 2007, the FERC issued a final order governing its market-based rate authorizations to electric utilities.  The FERC reemphasized its commitment to market-based pricing, but is revising the tests it uses to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations.  SPS has been granted market-based rate authority and will be subject to the new rule.

An aspect of the FERC’s market-based rate requirements is the requirement to charge mitigated rates in markets where a utility is found to have market power. SPS has been authorized by the FERC to charge market-based rates outside of their control areas, but are generally limited to charging mitigated rates within their control areas. SPS uses cost-based rate caps set out in the Western Systems Power Pool (WSPP) agreement as their applicable mitigated rates, an approach approved by the FERC.  However, concurrently with the issuance of the final order, the FERC initiated a proceeding to investigate whether the use of the WSPP rate caps for this purpose is just and reasonable.  An outcome of this proceeding may be to lower the mitigated rates that SPS may charge in their control areas.

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT and NMPRC regulate SPS’ retail electric operations and have jurisdiction over its retail rates and services and the construction of transmission or generation in their respective states.  The municipalities in which SPS operates in Texas have jurisdiction over SPS’ rates in those communities. The NMPRC also has jurisdiction over the issuance of securities.  SPS is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce.  SPS has received authorization from the FERC to make wholesale electricity sales at market-based prices, however, as discussed previously, SPS withdrew its market-based rate authority with respect to sales in its own and affiliated operating company control areas.

Fuel, Purchased Energy and Conservation Cost Recovery Mechanisms — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates. The Texas retail fuel factors change each November and May based on the projected cost of natural gas.

If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT.  The regulations require refunding or surcharging over- or under-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased energy costs, if this condition is expected to continue.  SPS is participating in a PUCT rulemaking project to amend the commission’s regulations to provide for more frequent timely changes in fixed fuel factors.

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

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability performance targets.  If these targets are not met, the PUCT staff may initiate proceedings for an investigation and possible imposition of an administrative penalty.

Texas Energy Legislation — The 2005 Texas legislature passed a law, effective June 18, 2005, establishing statutory authority for electric utilities outside of the ERCOT in the SPP or the WECC to have timely recovery from Texas retail consumers of utility transmission infrastructure investments.  In December 2007, the PUCT adopted regulations that allow such utilities, including SPS, to seek approval of a TCR factor for recovery on an annual basis of the reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges under a tariff approved by the FERC.

Texas Renewable Energy Zones – In 2007, the PUCT designated competitive renewable energy zones (CREZs), which are regions of the state, which are sufficient to develop renewable energy generation sources, such as wind.  Several CREZ areas within the SPS service region were designated for potential development.  A statewide study conducted by the ERCOT identifies the Texas panhandle as having the top four of the state’s primary areas for wind energy expansion.  Several transmission proposals have been filed in the CREZ proceeding, including plans to interconnect CREZs with the SPP and plans that would collect wind energy from panhandle CREZs and deliver it into ERCOT.

Texas Goal for Renewable Energy- The Texas legislature and the PUCT have adopted renewable portfolio standards that require the development of renewable resources by 2007 and increasing requirements through 2025.  SPS has already solicited for renewable energy resources and they have been developed in the SPS area and are providing renewable energy sufficient to meet the Texas renewable energy requirements.

John Deere Wind Complaint - On June 27, 2007, several of the John Deere wind subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects.  SPS responded that the payments to JD Wind for energy produced from its QF is appropriate and in accordance with SPS’ filed tariffs with the PUCT.  The PUCT has referred the complaint to the State Office of Administrative Hearings.

New Mexico Renewable Portfolio Standard - The 2007 New Mexico legislature enacted a renewable portfolio standard in which renewable energy must comprise no less than 5 percent of retail sales by 2006; 10 percent by 2011; 15 percent by 2015; and 20 percent by 2020.  The legislation also allows incentives to encourage the acquisition of renewable energy supplies beyond the requirements.  The NMPRC has implemented revised rules related to the increased requirements.  The NMPRC has interpreted the diversification requirement to mean no less than 20 percent of the standard is met using wind energy, no less than 20 percent using central solar, no less than 10 percent other (e.g., biomass, geothermal) and no less than 1.5 percent using renewable distributed generation (increasing to 3 percent by 2015).  The effective date of the diversification requirements is 2011.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2008, assuming normal weather, are listed below.

System Peak Demand (in MW)
2005	2006	2007	2008 Forecast
4,660	4,711	4,731	4,908

The peak demand for the SPS system typically occurs in the summer. The 2007 uninterrupted system peak demand for SPS occurred on Aug. 20, 2007.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, power purchases and demand-side management options to meet its net dependable system capacity requirements.

Purchased Power — SPS has contractual arrangements to purchase power from other utilities and independent power producers.  Capacity is the measure of the rate at which a particular generating source produces electricity.  Energy is a measure of the amount of electricity produced from a particular generating source over a period of time.  Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

SPS also makes short-term purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to comply with minimum availability requirements, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts and for various other operating requirements.

SPS Resource Planning

Lea Power Partners - Lea Power is a natural gas combined cycle 602 MW plant currently being constructed near Hobbs, New Mexico.  SPS is expected to begin to take energy beginning June 2008 when Lea Power reaches commercial operations.  The purchase power agreement, which was executed in 2006, provides for SPS to have exclusive rights to dispatch the facility.

Integrated Resource Planning - In accordance with a final rule adopted by the NMPRC, SPS is required to file an integrated resource plan (IRP) with the NMPRC on or before July 2009.  Also as part of this requirement, SPS must initiate a public advisory process on or before July 2008.

Acquisition of Renewable Resources - In accordance with a final rule adopted by the NMPRC, SPS must require certain quantities and specific types of renewable resources on or before 2011.  To meet this requirement, SPS plans to submit a request for proposal during the first quarter of 2008.  See discussion above on New Mexico Renewable Portfolio Standard.

Purchased Transmission Services — SPS has contractual arrangements with SPP and regional transmission service providers to deliver power and energy to its native load customers, which are retail and wholesale load obligations with terms of more than one year.

All of the transmission arrangements for the SPS system are through FERC approved OATT.  SPS also has several transmission arrangements through the SPP OATT.  The SPP is a RTO that, among other things, administers an OATT for all its members.  SPS’ entire service territory is within the SPP footprint and SPS is a member of the SPP.  The SPP owns no transmission facilities.  Rather, the SPP is responsible for ensuring that transmission service across facilities owned by others, including SPS, is made available and used on a reliable and non-discriminatory basis.  These OATTs contain policies and procedures for reliable use of the transmission systems for transmission, generation and load variations.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

SPS Generating	Coal		Natural Gas		Average Fuel
Plants	Cost	Percent	Cost	Percent	Cost

2007	$1.64	67%	$6.45	33%	$3.22
2006	1.89	66	6.30	34	3.38
2005	1.32	68	7.77	32	3.38

Fuel Sources — SPS purchases all of its coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO, Inc. (TUCO).  TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to the plant bunkers to meet SPS’ requirements.  TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.

•                  For the Harrington station, the coal supply contract with TUCO expires in 2016.

•                  For the Tolk station, the coal supply contract with TUCO expires in 2017.

•                  As of Dec. 31, 2007, coal supplies at the Harrington and Tolk sites were approximately 34 and 31 days supply, respectively.

•                  TUCO has coal agreements to supply approximately 100 percent of SPS’ coal requirements in 2008 and 2009, and 82 percent of the 2010 coal requirements, which are sufficient quantities to meet the primary needs of the Harrington and Tolk stations.

SPS uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for SPS’ power plants are procured under contracts with various terms to provide an adequate supply of fuel.  The supply contracts expire in various years from 2008 to 2010.  The transportation and storage contracts expire in various years from 2008 to 2033.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2007, SPS’ commitments related to the supply contracts were approximately $31 million and the transportation contracts were approximately $254 million.

Wholesale Commodity Marketing Operations

SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products.  SPS uses physical and financial instruments to minimize commodity price and credit risk and hedge supplies and purchases.  See additional discussion under Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Electric Operating Statistics

	Year Ended Dec. 31,
	2007		2006		2005
Electric Sales (Millions of Kwh)
Residential	3,471		3,448		3,435
Commercial and Industrial	13,230		13,283		12,806
Public Authorities and Other	541		560		550
Total Retail	17,242		17,291		16,791
Sales for Resale	10,640		10,134		10,212
Total Energy Sold	27,882		27,425		27,003

Number of Customers at End of Period
Residential	306,488		304,682		311,182
Commercial and Industrial	75,946		75,643		77,505
Public Authorities and Other	5,951		5,796		5,982
Total Retail	388,385		386,121		394,669
Wholesale	37		44		45
Total Customers	388,422		386,165		394,714

Electric Revenues (Thousands of Dollars)
Residential	$281,613		$285,677		$267,988
Commercial and Industrial	770,331		825,100		729,515
Public Authorities and Other	40,179		44,022		39,927
Total Retail	1,092,123		1,154,799		1,037,430
Wholesale	537,613		489,627		556,746
Other Electric Revenues	22,551		42,068		33,068
Total Electric Revenues	$1,652,287		$1,686,494		$1,627,244

Kwh Sales per Retail Customer	44,394		44,781		42,545
Revenue per Retail Customer	$2,811.96		$2,990.77		$2,628.61
Residential Revenue per Kwh	8.11	¢	8.29	¢	7.80	¢
Commercial and Industrial Revenue per Kwh	5.82		6.21		5.70
Wholesale Revenue per Kwh	5.05		4.83		5.45

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

SPS strives to comply with all environmental regulations applicable to its operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon SPS’ operations.  For more information on environmental contingencies, see Note 12 to the financial statements.

EMPLOYEES

The number of full-time SPS employees at Dec. 31, 2007 was 1,145.  Of these full-time employees, 774, or 68 percent, are covered under collective bargaining agreements.  See Note 7 in the financial statements for further discussion of the bargaining agreements.  Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to SPS and are not considered in the above amounts.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by federal and state utility regulatory agencies.  The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service and the sale of electric energy in interstate commerce.

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.   However, changes in regulations or the imposition of additional regulations, including additional environmental regulation or regulation related to climate change, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard and Poor’s calculates an imputed debt associated with capacity payments from purchase power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard and Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchase power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results.

We are subject to capital market risk.

SPS’ operations require significant capital investment in plant, property and equipment; consequently, SPS is an active participant in debt and equity markets.   Any disruption in capital markets could have a material impact on our ability to fund our operations.   Capital markets are global in nature and are impacted by numerous events throughout the world economy.  Capital market disruption events, as evidenced by the collapse in the U.S. sub-prime mortgage market, could prevent SPS from issuing new securities or cause SPS to issue securities with less than ideal terms and conditions.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a monthly basis (mark-to-market accounting), which may cause earnings volatility.  We utilize quoted observable market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which observable market prices are not available, we utilize observable quoted market prices of similar assets or liabilities or indirectly observable prices based on forward price curves of similar markets.  For positions for which the company has unobservable market prices, the company incorporates estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations.  Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2007, these sites included third party sites, such as landfills, at which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings.  These mandates are designed in part to mitigate the potential environmental impacts of utility operations.  Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could also have a material adverse effect on our results of operations.

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us and we may incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of GHGs are linked to global climate change.  Climate change creates physical and financial risk.  Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events.  SPS does not serve any coastal communities so the possibility of sea level rises does not directly affect SPS or its customers.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes.  Increased energy use due to weather changes may require us to invest in more generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of the company’s service territory could also have an impact on SPS’ revenues.  SPS buys and sells electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high energy demand on our own and/or other systems may raise electricity prices as we buy short-term energy to serve our own system, which would increase the cost of energy we provide to our customers.  Severe weather impacts SPS’ service territories, primarily through thunderstorms, tornadoes and snow or ice storms.  We include storm restoration in our budgeting process as a normal business expense and we anticipate continuing to do so.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  Changes in precipitation resulting in droughts or water shortages could adversely affect our operations, principally our fossil generating units.  A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy.  We may not recover all costs related to mitigating these physical and financial risks.

To the extent climate change impacts a region’s economic health, it may also impact SPS’ revenues.  SPS’ financial performance is tied to the health of the regional economies we serve.  The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods, has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as a tax on GHGs or additional environmental regulation, would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause SPS to receive less than ideal terms and conditions.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHG.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  SPS’ electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  SPS is advocating with state and federal policy makers to design climate change regulation that is effective, flexible, low-cost and consistent with the our environmental leadership strategy.

Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on SPS and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is SPS’ ability to recover  the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on SPS.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies.  Additionally, the cost of those commodities may be higher than expected.

Our utility operations are subject to long term planning risks.

On a periodic basis, or as needed, our utility operations file long term resource plans.  These plans are based on numerous assumptions over the relevant planning horizon such as: sales growth, economic activity, costs, regulatory mechanisms, impact of technology on sales and production and customer response.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

Our operations could be impacted by war, acts of terrorism, threats of terrorism or disruptions in normal operating conditions due to localized or regional events.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by an event (severe storm, generator or transmission facility outage, pipeline rupture, railroad disruption) within our operating systems or on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results.

We are subject to business continuity risks associated with the company’s ability to respond to unforeseen events.

The company’s response to unforeseen events will, in part, determine the financial impact of the event on our financial condition and results.  It’s difficult to predict the magnitude of such events and associated impacts.

We are subject to information security risks.

A security breach of our information systems could subject us to financial harm associated with theft or inappropriate release of certain types of information, including, but not limited to, customer or system operating information.  We are unable to quantify the potential impact of such an event.

Rising energy prices could negatively impact our business.

Higher fuel costs could significantly impact our results of operations if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict the future prices or the ultimate impact of such prices on our results of operations or cash flows.

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

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  Effective June 2007, 83 electric reliability standards that were historically subject to voluntary compliance became mandatory and subject to potential civil penalties for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.

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

As of Dec. 31, 2007, Xcel Energy had approximately $6.3 billion of long-term debt and $1.7 billion of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2007, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately

$76.2 million and $0.1 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2007, was approximately $31.6 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy.  In 2007, 2006 and 2005 we paid $69.1 million, $78.0 million and $83.3 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.

Item 1B — Unresolved SEC Staff Comments

None.

Item 2 — Properties

Station, City and Unit	Fuel	Installed	Summer 2007 Net Dependable Capability (MW)

Steam:
Harrington-Amarillo, TX 3 Units	Coal	1976-1980	1,041
Tolk-Muleshoe, TX 2 Units	Coal	1982-1985	1,080
Jones-Lubbock, TX 2 Units	Natural Gas	1971-1974	486
Plant X-Earth, TX 4 Units	Natural Gas	1952-1964	442
Nichols-Amarillo, TX 3 Units	Natural Gas	1960-1968	457
Cunningham-Hobbs, NM 2 Units	Natural Gas	1957-1965	267
Maddox-Hobbs, NM	Natural Gas	1967	118
CZ-2-Pampa, TX	Purchased Steam	1979	26
Moore County-Amarillo, TX	Natural Gas	1954	48

Gas Turbine:
Carlsbad-Carlsbad, NM	Natural Gas	1968	11
CZ-1-Pampa, TX	Hot Nitrogen	1965	13
Maddox-Hobbs, NM	Natural Gas	1976	60
Riverview-Electric City, TX	Natural Gas	1973	23
Cunningham-Hobbs, NM 2 Units	Natural Gas	1998	218

Diesel:
Tucumcari, NM 6 Units		1941-1979	—
		Total	4,290

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2007:

Conductor Miles
345 KV	5,139
230 KV	9,420
115 KV	10,878
Less than 115 KV	22,724

SPS had 432 electric utility transmission and distribution substations at Dec. 31, 2007.

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against SPS.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Other Matters

For a discussion of legal claims and environmental proceedings, see Note 12 to the financial statements under Item 8, incorporated by reference.  For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1 and Note 11 to the financial statements under Item 8, incorporated by reference.

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

The dividends declared during 2007 and 2006 were as follows:

Quarter Ended
(Thousands of Dollars)
March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
$17,318	$16,925	$16,284	$15,932

March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
$19,744	$19,357	$18,486	$18,580

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions.  Actual results may vary materially.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership, structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of SPS’ Form 10-K for the year ended Dec. 31, 2007.

Results of Operations

SPS’ net income was approximately $32.9 million for 2007, compared with approximately $47.5 million for 2006.  The decrease was due to lower electric margin, primarily as the result of purchased capacity and fuel handling costs, offset by lower income taxes as a result of the lower pre-tax income.

Electric Utility, Short-Term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, most fluctuations in energy costs do not materially affect electric utility margin.

SPS has two distinct forms of wholesale sales:  short-term wholesale and commodity trading.  Short-term wholesale refers to energy-related purchase and sales activity, and the use of financial instruments associated with the fuel required for, and energy produced from, SPS’ generation assets or the energy and capacity purchased to serve native load.  Commodity trading is not associated with SPS’ generation assets or the energy and capacity purchased to serve native load.

SPS conducts an inconsequential amount of commodity trading.  Margins from commodity trading activity are partially redistributed to NSP-Minnesota and PSCo pursuant to the JOA approved by the FERC.  Margins received pursuant to the JOA are reflected as part of base electric utility revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Commodity trading revenues, as discussed in Note 1 to the financial statements, are reported net of commodity trading expenses (i.e., on a margin basis) in the statements of income.  Commodity trading expenses include fuel, purchased power, transmission, broker fees and other related costs.

The following table details the revenues and margin for base electric utility, short-term wholesale and commodity trading activities:

(Millions of Dollars)	Base Electric Utility	Short-Term Wholesale	Commodity Trading	Totals
2007
Electric utility revenues (excluding commodity trading)	$1,631	$22	$—	$1,653
Electric fuel and purchased power	(1,184)	(21)	—	(1,205)
Commodity trading revenues	—	—	(1)	(1)
Commodity trading expenses	—	—	—	—
Gross margin before operating expenses	$447	$1	$(1)	$447
Margin as a percentage of revenues	27.4%	4.5%	(100)%	27.0%

2006
Electric utility revenues (excluding commodity trading)	$1,680	$6	$—	$1,686
Electric fuel and purchased power	(1,211)	(6)	—	(1,217)
Commodity trading revenues	—	—	1	1
Commodity trading expenses	—	—	(1)	(1)
Gross margin before operating expenses	$469	$—	$—	$469
Margin as a percentage of revenues	27.9%	—%	—%	27.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the year ended Dec. 31:

Base Electric Revenues

(Millions of Dollars)	2007 vs. 2006
Fuel cost recovery	$(48)
Sales mix	(5)
Transmission revenues	2
Firm wholesale	9
Regulatory settlements	(4)
Other	(3)
Total decrease in base electric revenues	$(49)

Base Electric Margin

(Millions of Dollars)	2007 vs. 2006
Sales mix	$(5)
Purchased capacity costs	(13)
Firm wholesale	10
Regulatory settlements	1
Fuel cost recovery	3
Transmission revenues	2
Fuel handling and procurements	(15)
Other	(5)
Total decrease in base electric margin	$(22)

Fuel and purchased capacity costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is subject to periodic approval by the PUCT.  See Note 11 to the financial statements for further discussion.

Operating and Maintenance Expenses — Operating and maintenance expenses for 2007 increased $6.4 million, or 3.2 percent, compared to 2006.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2007 vs. 2006
Lower employee benefit costs	$(6)
Higher planned outage costs	6
Lower gain on sale of assets, net	6
Total increase in operating and maintenance expenses	$6

Taxes (other than income taxes)  — Taxes (other than income taxes) decreased by approximately $10.1 million, or 19.6 percent, for 2007 compared with 2006, primarily due to lower property taxes, discontinued Texas franchise fees and asset sales.

Interest and other income - Interest and other income decreased by $2.5 million, or 43.8 percent, for 2007 compared with 2006.  The decrease was primarily due to decreased interest income collected on the Texas deferred fuel balance.

Income taxes  — Income tax expense decreased by approximately $5.8 million in 2007 compared with 2006.  The decrease was primarily due to lower pretax income.  The effective tax rate was 40.8 percent for 2007, compared with 37.5 percent for 2006.  The higher effective tax rate for 2007 was primarily due to a higher statutory tax rate in 2007.

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

Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and for various fuels used in the generation and distribution activities.  SPS’ risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of capacity, energy and energy related instruments.  These marketing activities generally have terms of less than one year in length.  SPS’ risk-management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

SPS did conduct limited commodity trading activities during 2007.  However, the quantity and duration of activity had no material impact on the reported VaR for the short-term wholesale and commodity trading activities for Xcel Energy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

At Dec. 31, 2007, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $1.2 million.

Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations.  SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.  SPS conducts standard credit reviews for all counterparties.  SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Item 8 — Financial Statements and Supplementary Data

Management Report on Internal Controls Over Financial Reporting

The management of SPS is responsible for establishing and maintaining adequate internal control over financial reporting. SPS’ internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

SPS management assessed the effectiveness of the company’s internal control over financial reporting as of Dec. 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of Dec. 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of SPS’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SPS’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit SPS to provide only management’s report in this annual report.

/S/ DAVID L. EVES	/S/ BENJAMIN G.S. FOWKE III
David L. Eves	Benjamin G.S. Fowke III
President and Chief Executive Officer	Vice President and Chief Financial Officer
February 20, 2008	February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as of January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 20, 2008

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2007	2006	2005

Operating revenues	$1,652,287	$1,686,494	$1,627,244

Operating expenses
Electric fuel and purchased power	1,204,945	1,216,679	1,148,298
Operating and maintenance expenses	205,503	199,083	190,062
Depreciation and amortization	95,496	96,060	96,322
Taxes (other than income taxes)	41,176	51,234	47,254
Total operating expenses	1,547,120	1,563,056	1,481,936

Operating income	105,167	123,438	145,308

Interest and other income, net	3,178	5,658	5,022
Allowance for funds used during construction — equity	—	782	2,035

Interest charges and financing costs
Interest charges — includes financing costs of $2,369, $5,640 and $6,121, respectively	55,261	55,739	54,084
Allowance for funds used during construction — debt	(2,512)	(1,901)	(1,897)
Total interest charges and financing costs	52,749	53,838	52,187

Income before income taxes	55,596	76,040	100,178
Income taxes	22,710	28,505	37,750
Net income	$32,886	$47,535	$62,428

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS

(Thousand of Dollars)

	Year Ended Dec. 31
	2007	2006	2005
Operating activities
Net income	$32,886	$47,535	$62,428
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,585	103,875	103,580
Deferred income taxes	10,922	(47,319)	62,588
Amortization of investment tax credits	(220)	(251)	(250)
Allowance for equity funds used during construction	—	(782)	(2,035)
Net realized and unrealized hedging and derivative transactions	268	(1,987)	(234)
Changes in operating assets and liabilities:
Accounts receivable	(10,586)	45,928	(16,919)
Accrued unbilled revenues	(45,520)	18,565	(19,101)
Recoverable electric energy costs	60,399	65,251	(68,311)
Inventories	4,299	(903)	(3,339)
Other current assets	(1,123)	(406)	982
Accounts payable	(16,708)	20,031	7,104
Net regulatory assets and liabilities	21,401	(6,734)	(5,146)
Other current liabilities	(9,601)	12,707	1,651
Change in other noncurrent assets	(7,420)	(14,335)	(10,681)
Change in other noncurrent liabilities	(32,115)	3,191	1,983
Net cash provided by operating activities	106,467	244,366	114,300

Investing activities
Capital/construction expenditures	(144,623)	(121,683)	(126,138)
Proceeds from sale of assets	—	24,670	—
Allowance for equity funds used during construction	—	782	2,035
Investments in utility money pool	(103,500)	(206,700)	—
Repayments from utility money pool	103,500	206,700	—
Other investments	5,385	221	1,834
Net cash used in investing activities	(139,238)	(96,010)	(122,269)

Financing activities
Proceeds from (repayment of) short-term borrowings — net	72,000	(34,000)	49,000
Proceeds from issuance of long-term debt	—	443,711	—
Repayment of long-term debt, including reacquisition premiums	—	(500,000)	—
Borrowings under utility money pool arrangement	500,500	397,400	171,500
Repayments under utility money pool arrangement	(495,000)	(397,400)	(171,500)
Borrowings under 5-year unsecured credit facility	—	—	377,500
Repayments under 5-year unsecured credit facility	—	—	(377,500)
Capital contributions from parent	24,797	10,804	51,635
Dividends paid to parent	(69,109)	(77,981)	(83,264)
Net cash provided by (used in) financing activities	33,188	(157,466)	17,371

Net increase (decrease) in cash and cash equivalents	417	(9,110)	9,402
Cash and cash equivalents at beginning of year	297	9,407	5
Cash and cash equivalents at end of year	$714	$297	$9,407

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$50,399	$46,809	$51,382
Cash paid for income taxes (net of refunds received)	14,030	63,276	(39,998)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$7,078	$2,263	$5,541

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$714	$297
Accounts receivable, net of allowance for bad debts of $3,166 and $2,686, respectively	67,254	56,616
Accounts receivable from affiliates	8,756	8,808
Accrued unbilled revenues	108,325	62,805
Recoverable electric energy costs	22,701	83,100
Materials and supplies inventories	14,039	17,547
Fuel inventories	3,304	4,095
Derivative instruments valuation	8,926	8,926
Prepayments and other	7,449	8,326
Deferred income taxes	2,970	—
Total current assets	244,438	250,520

Property, plant and equipment:
Electric utility plant	3,476,146	3,401,108
Construction work in progress	78,436	53,051
Total property, plant and equipment	3,554,582	3,454,159
Less accumulated depreciation	(1,511,156)	(1,462,787)
Net property, plant and equipment	2,043,426	1,991,372

Other assets:
Prepaid pension asset	117,948	106,193
Derivative instruments valuation	85,477	94,402
Regulatory assets	124,900	163,067
Other investments	2,470	5,846
Deferred charges and other	6,855	7,890
Total other assets	337,650	377,398
Total assets	$2,625,514	$2,619,290

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$123,000	$51,000
Borrowings under utility money pool arrangement	5,500	—
Accounts payable	153,130	159,672
Accounts payable to affiliates	9,432	14,783
Taxes accrued	22,902	33,122
Dividends payable to parent	15,931	18,581
Accrued interest	12,816	12,099
Deferred income taxes	—	6,849
Derivative instruments valuation	4,468	4,307
Other	24,062	24,944
Total current liabilities	371,241	325,357

Deferred credits and other liabilities:
Deferred income taxes	462,228	451,108
Regulatory liabilities	133,025	143,789
Derivative instruments valuation	60,918	64,187
Asset retirement obligations	3,592	4,341
Deferred investment tax credits	2,995	3,215
Pension and employee benefit obligations	23,871	54,647
Other	7,458	3,329
Total deferred credits and other liabilities	694,087	724,616

Commitments and contingent liabilities
Capitalization :
Long-term debt	774,033	773,903
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	503,066	478,269
Retained earnings	289,092	323,008
Accumulated other comprehensive loss	(6,005)	(5,863)
Total common stockholder’s equity	786,153	795,414
Total liabilities and equity	$2,625,514	$2,619,290

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Thousands)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Total Common Stockholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2004	100	$—	$415,830	$370,430	$(5,349)	$780,911

Net income				62,428		62,428
Net derivative instrument fair value changes during the period, net of tax of $352					536	536
Unrealized loss – marketable securities, net of tax of $(31)					(54)	(54)
Comprehensive income for 2005						62,910
Common dividends declared to parent				(81,218)		(81,218)
Contribution of capital by parent			51,635			51,635
Balance at Dec. 31, 2005	100	$—	$467,465	$351,640	$(4,867)	$814,238

Net income				47,535		47,535
Net derivative instrument fair value changes during the period, net of tax of $(596)					(1,046)	(1,046)
Unrealized gain – marketable securities, net of tax of $28					50	50
Comprehensive income for 2006						46,539
Common dividends declared to parent				(76,167)		(76,167)
Contribution of capital by parent			10,804			10,804
Balance at Dec. 31, 2006	100	$—	$478,269	$323,008	$(5,863)	$795,414

FIN 48 adoption				(343)		(343)
Net income				32,886		32,886
Net derivative instrument fair value changes during the period, net of tax of $(66)					(146)	(146)
Unrealized gain – marketable securities, net of tax of $2					4	4
Comprehensive income for 2007						32,744
Common dividends declared to parent				(66,459)		(66,459)
Contribution of capital by parent			24,797			24,797
Balance at Dec. 31, 2007	100	$—	$503,066	$289,092	$(6,005)	$786,153

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2007	2006
Long-Term Debt
Unsecured Senior A Notes, due March 1, 2009, 6.2%	$100,000	$100,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	200,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Pollution control obligations, securing pollution control revenue bonds, due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 3.43% at Dec. 31, 2007 and 3.95% at Dec. 31, 2006	25,000	25,000
Sept. 1, 2016, 5.75%	57,300	57,300
Unamortized discount	(2,767)	(2,897)
Total	774,033	773,903
Less current maturities	—	—
Total long-term debt	$774,033	$773,903

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; Outstanding 100 shares in 2007 and 2006	$—	$—
Additional paid in capital	503,066	478,269
Retained earnings	289,092	323,008
Accumulated other comprehensive loss	(6,005)	(5,863)
Total common stockholder’s equity	$786,153	$795,414

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

SPS has various rate-adjustment mechanisms in place that currently provide for the recovery of purchased natural gas and electric fuel and purchased energy costs. These cost-adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, for any difference between the total amount collected under the clauses and the recoverable costs incurred. Where applicable under governing state regulatory commission rate orders, fuel costs over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as current regulatory assets. In addition, SPS presents its revenue net of any excise or other fiduciary-type taxes or fees. A summary of significant rate-adjustment mechanisms follows:

•              In Texas, SPS recovers fuel and purchased energy costs through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates. The Texas retail fuel factors change each November and May based on the projected costs of natural gas. In New Mexico, SPS has a monthly fuel and purchased power cost-recovery factor.

•              SPS sells firm power and energy in wholesale markets, which are regulated by the FERC. Certain of these rates include monthly wholesale fuel cost-recovery mechanisms.

Commodity Trading Operations — All applicable gains and losses related to commodity trading activities, whether or not settled physically, are shown on a net basis in the statements of income.

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from SPS are apportioned to NSP-Minnesota and PSCo. Commodity trading activities are not associated with energy produced from SPS’ generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). In addition, commodity-trading results include the impacts of all margin-sharing mechanisms. For more information, see Note 9 to the financial statements.

Types of and Accounting for Derivative Instruments — SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, as amended, are recorded on the balance sheets at fair value as derivative instruments valuation. The classification of the fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory asset or liability. The classification is dependent on the applicability of specific regulation. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue; hedging transactions for fuel used in energy generation are recorded as a component of fuel costs; hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs; and interest rate hedging transactions are recorded as a component of interest expense.

Cash Flow Hedges – Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow.

The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income (OCI), to the extent effective.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting. SPS formally documents all hedging relationships in accordance with SFAS No. 133. The documentation includes, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. In addition, at inception and on a quarterly basis, SPS formally assesses whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in OCI, until earnings are affected by the hedged transaction. SPS discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. To test the effectiveness of hedges, a hypothetical hedge is used to mirror all the critical terms of the underlying debt and the dollar-offset method is utilized to assess the effectiveness of the actual hedge at inception and on an ongoing basis. The fair value of interest rate derivatives is determined through counterparty valuations, internal valuations and broker quotes. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in OCI are immediately recognized in current earnings.

Normal Purchases and Normal Sales – SPS enters into contracts for the purchase and sale of commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

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

SPS records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a period basis and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2007, 2006 and 2005 was 2.6 percent, 2.8 percent and 2.8 percent, respectively.

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

Legal Costs — Litigation accruals are recorded when it is probable SPS is liable for the costs and the liability can be reasonably estimated. External legal fees related to settlements are expensed as incurred.

Income Taxes — SPS accounts for income taxes using the asset and liability method under FAS 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  SPS defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. SPS uses the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered.

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 13 to the financial statements. For more information on income taxes, see Note 6 to the financial statements.

In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, SPS adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which was reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

SPS reports interest and penalties related to income taxes within the interest charges section in the statements of income.

Xcel Energy and its utility subsidiaries, including SPS, file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss.  The holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company in the consolidated federal or combined state returns as a contribution of capital.

Use of Estimates — In recording transactions and balances resulting from business operations, SPS uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, AROs, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information is obtained or actual amounts are determinable. Those revisions can affect operating results. Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

Cash and Cash Equivalents — SPS considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash — At Dec. 31, 2006, SPS had restricted cash of $2.0 million. This balance was presented as a component of other current assets on the balance sheets. At Dec. 31, 2007, SPS no longer had a restricted cash balance.

Inventory — All inventories are recorded at average cost.

Regulatory Accounting — SPS accounts for certain income and expense items in accordance with SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). Under SFAS No. 71:

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

If restructuring or other changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet. Such changes could have a material effect on SPS’ results of operations in the period the write-off is recorded. See more discussion of regulatory assets and liabilities at Note 13 to the financial statements.

Deferred Financing Costs — Other assets include deferred financing costs, net of amortization, of approximately $6.4 million and $6.9 million at Dec. 31, 2007 and 2006, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt. The premiums and costs associated with modified debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines. If SPS extinguishes the debt, all unamortized balances shall be expensed at the time of the redemption.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of the allowance for uncollectibles. SPS establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Renewable Energy Credits — Renewable Energy Credits (RECs) are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources. These credits can be bought and sold. RECs are typically used as a form of measurement of compliance to Renewable Portfolio Standards (RPS) enacted by those states that are encouraging construction and consumption of renewable energy, but can also be sold separately from the energy produced. Currently, SPS acquires RECs from the generation or purchase of renewable power.

When RECs are acquired in the course of generation or purchase as a result of meeting the load obligation, they are recorded as inventory at actual cost. REC’s acquired for trading purposes are recorded as other investments at actual cost. The cost of REC’s that are retired for compliance purposes are recorded as electric fuel and purchased power. The net margin on sales of RECs for trading purposes is recorded as electric utility operating revenues net of any margin sharing requirements. As a result of state regulatory orders, we reduce recoverable fuel costs for the value of certain RECs and record the cost of RECs to satisfy future compliance requirements that are recoverable in future rates as regulatory assets under the criteria of SFAS No. 71.

Emission Allowances — Emission allowances are recorded at cost, including the annual SO2 and NOx emission allowance entitlement received at no cost from the EPA. SPS follows the inventory model for all allowances. The sales of allowances are reported in the operating activities section of the statements of cash flows. The net margin on sales of emission allowances is included in electric utility operating revenues as it is integral to the production process of energy and our revenue optimization strategy for our utility operations.

Reclassifications — Certain amounts in the statements of cash flows have been reclassified from prior-period presentation. The reclassifications reflect the presentation of net regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities. In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions. These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the statements of cash flows.

2.              Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. SPS is evaluating the impact of SFAS No. 157 on its financial statements and does not expect the impact of implementation to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007, effective Jan. 1, 2008. SPS adopted SFAS No. 159 and the adoption did not have a material impact on its financial statements.

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. SPS is evaluating the impact of SFAS No. 141R on its financial statements for any potential business combinations subsequent to Jan. 1, 2009.

3.     Short-Term Borrowings

Commercial Paper — At Dec. 31, 2007 and 2006, SPS had commercial paper outstanding of $123.0 million and $51.0 million, respectively. The weighted average interest rates at Dec. 31, 2007 and 2006 were 5.58 percent and 5.42 percent, respectively.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. At Dec. 31, 2007, SPS had money pool borrowings of $5.5 million with a weighted average interest rate of 5.64 percent.

4.              Long-Term Debt

Credit Facilities — At Dec. 31, 2007, SPS had the following committed credit facility in effect, in millions of dollars:

Credit Facility	Credit Facility Borrowings	Available*	Term	Maturity
$250	$—	$120.0	Five year	December 2011

* Net of credit facility borrowings, issued and outstanding letters of credit and commercial paper borrowings.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings. SPS has the right to request an extension of the final maturity date by one year.  The maturity  extension is subject to majority bank group approval. The credit facility has one financial covenant requiring that SPS’ debt to total capitalization ratio be less than or equal to 65 percent with which SPS was in compliance at Dec. 31, 2007. If SPS does not comply with the covenant, it is deemed an event of default and any outstanding amounts due under the facility can be declared due by the lender. The interest rate is based on either the agent bank’s prime rate or the applicable

LIBOR, plus a borrowing margin as based on SPS’ senior unsecured credit ratings from Moody, Standard & Poor and Fitch.

•                  At Dec. 31, 2007, SPS had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $123.0 million of commercial paper outstanding and $7.0 million of letters of credit.

•                  At Dec. 31, 2006, SPS had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $51.0 million of commercial paper outstanding and $1.7 million of letters of credit.

•                  At Dec. 31, 2007, $7.0 million letters of credit were outstanding, all outstanding under the above credit facility.

•                  At Dec. 31, 2006, $1.7 million letters of credit were outstanding, all outstanding under the above credit facility.

Certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

Maturities of long-term debt are:

(Millions of Dollars)
2008	$—
2009	100.0
2010	—
2011	44.5
2012	—

5.     Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

6.     Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) —SPS adopted FIN 48 as of Jan. 1, 2007. SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of Dec. 31, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

SPS is also currently under examination by the state of Texas for tax years 2003 through 2005. A $2.0 million adjustment has been proposed by the state of Texas in their audit of these years. As of Dec. 31, 2007, SPS’ earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003.

The amount of unrecognized tax benefits was $5.0 million and  $2.3 million on Jan. 1, 2007 and Dec. 31, 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of Dollars)
Balance at Jan. 1, 2007	$5.0
Additions based on tax positions related to the current year	1.1
Reductions based on tax positions related to the current year	(0.1)
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	(0.1)
Settlements with taxing authorities	(4.1)
Balance at Dec. 31, 2007	$2.3

These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $0.2 million and $0.1 million as of Jan. 1, 2007 and Dec. 31, 2007, respectively.

The unrecognized tax benefit balance included $0.2 million and $0.3 million of tax positions on Jan.1, 2007 and Dec. 31, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $4.8 million and $2.0 million of tax positions on Jan. 1, 2007 and Dec. 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $2.7 million from Jan. 1, 2007 to Dec. 31, 2007, was due to the addition of similar uncertain tax positions related to ongoing activity and the resolution of certain federal audit matters. SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers. The amount of interest income related to unrecognized tax benefits reported within interest charges in 2007 was $0.5 million. The liability for interest related to unrecognized tax benefits was $0.1 million on Dec. 31, 2007. No amounts were accrued for penalties as of Dec. 31, 2007.

Other Income Tax Matters — SPS’ federal net operating loss and tax credit carry forwards are estimated to be $4.7 million and $0.6 million, respectively, as of Dec. 31, 2007. The carry forward periods expire between 2021 and 2027. SPS also has state net operating loss carry forwards of $6.1 million as of Dec. 31, 2007. The state carry forward periods expire between 2009 and 2016.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Regulatory differences – utility plant items	3.3	2.3	1.7
State income taxes, net of federal income tax benefit	4.9	1.3	1.0
Resolution of income tax audits and other	(1.3)	0.3	0.3
Tax credits recognized, net of federal income tax expense	(0.6)	(0.6)	(0.3)
FIN 48 expense - unrecognized tax benefits	0.1	—	—
Other — net	(0.6)	(0.8)	—
Effective income tax rate	40.8%	37.5%	37.7%

The components of income tax expense (benefit) for the years ending Dec. 31 were:

(Thousands of Dollars)	2007	2006	2005
Current federal tax expense (benefit)	$11,858	$72,304	$(23,409)
Current state tax expense (benefit)	2,838	3,771	(1,179)
Current FIN 48 tax expense (benefit)	(2,688)	—	—
Deferred federal tax expense (benefit)	8,140	(45,110)	60,306
Deferred state tax expense (benefit)	187	(1,997)	2,353
Deferred FIN 48 tax expense	2,730	—	—
Deferred tax credits	(135)	(212)	(71)
Deferred investment tax credits	(220)	(251)	(250)
Total income tax expense	$22,710	$28,505	$37,750

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2007	2006
Deferred tax expense (benefit) excluding items below	$1,301	$(47,231)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	4,719	(728)
FIN 48 adoption: Deferred tax expense reported as an adjustment to the beginning balance of retained earnings	4,838	—
Tax expense allocated to other comprehensive income and other	64	640
Deferred tax expense (benefit)	$10,922	$(47,319)

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2007	2006
Deferred tax liabilities:
Differences between book and tax bases of property	$402,371	$392,726
Employee benefits	44,125	42,024
Deferred costs	20,253	31,179
Regulatory assets	20,500	22,024
Other	21	252
Total deferred tax liabilities	$487,270	$488,205

Deferred tax assets:
Unbilled revenue	$9,651	$12,332
Rate refund	8,696	8,561
Other comprehensive income	3,385	3,321
Net operating loss carry forward	2,413	1,920
Deferred investment tax credits	1,080	1,163
Bad debts	1,141	971
Regulatory liabilities	609	658
Other	1,037	1,322
Total deferred tax assets	$28,012	$30,248
Net deferred tax liability	$459,258	$457,957

7.            Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Xcel Energy offers various benefit plans to its employees, including those of SPS. Approximately 52 percent of Xcel Energy employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2007, SPS had 774 bargaining employees covered under a collective-bargaining agreement, which expires in October 2008.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SPS applied regulatory accounting treatment for unrecognized amounts of regulated utility subsidiary employees, which allowed recognition as a regulatory asset or liability rather than as a charge to accumulated other comprehensive income, as future costs are expected to be included in rates. The effect of adopting in 2006 for the remaining unrecognized amounts had no net effect on accumulated other comprehensive income.

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

The actual composition of pension plan assets at Dec. 31 was:

	2007	2006
Equity securities	60%	63%
Debt securities	22	22
Real estate	4	4
Cash	2	2
Nontraditional investments	12	9
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 11.8 percent, which is greater than the current assumption level. The pension cost determination assumes the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments. A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year. Investment returns in 2007 were below the assumed level of 8.75 percent while returns in 2006 and 2005 exceeded the assumed level of 8.75 percent. In 2008, Xcel Energy will continue to use an investment-return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2007	2006
Accumulated Benefit Obligation at Dec. 31	$2,497,898	$2,486,370

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,666,555	$2,796,780
Service cost	61,392	61,627
Interest cost	162,774	155,413
Plan amendments	(19,955)	(16,569)
Actuarial (gain) loss	23,325	(82,339)
Benefit payments	(231,332)	(248,357)
Obligation at Dec. 31	$2,662,759	$2,666,555

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,183,375	$3,093,536
Actual return on plan assets	199,230	306,196
Employer contributions	35,000	32,000
Benefit payments	(231,332)	(248,357)
Fair value of plan assets at Dec. 31	$3,186,273	$3,183,375

Funded Status of Plans at Dec. 31
Funded status	$523,514	$516,820
Noncurrent assets	568,055	586,712
Noncurrent liabilities	(44,541)	(69,892)
Xcel Energy net pension amounts recognized on balance sheets	$523,514	$516,820

SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Components:
Net loss	$32,985	$35,624
Prior service cost	7,845	9,009
Total	$40,830	44,633

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$40,830	$44,633
Total	$40,830	$44,633

SPS prepaid pension asset recorded	$117,948	$106,193

Measurement Date	Dec. 31, 2007	Dec. 31, 2006

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%
Expected average long-term increase in compensation level	4.00	4.00

Cash Flows  — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding for 2005 through 2007 for Xcel Energy’s pension plans and are not expected to require cash funding in 2008. Voluntary contributions were made to the New Century Energies, Inc. (NCE) Non-Bargaining Pension Plan of $2 million in 2006 and $5 million in 2005. There were no voluntary contributions made in 2007 and SPS does not expect to make a voluntary contribution in 2008.

Plan Changes  — The Pension Protection Act of 2006 (PPA) was effective Dec. 31, 2006. PPA requires a change in the conversion basis for lump-sum payments, three-year vesting for plans with account balance or pension equity benefits. These changes are reflected as a plan amendment for purposes of SFAS No. 87 – “Employers’ Accounting for Pensions” (SFAS No. 87).

Benefit Costs  — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$61,392	$61,627	$60,461
Interest cost	162,774	155,413	160,985
Expected return on plan assets	(264,831)	(268,065)	(280,064)
Amortization of prior service cost	25,056	29,696	30,035
Amortization of net loss	15,845	17,353	6,819
Net periodic pension cost (credit) under SFAS No. 87	$236	$(3,976)	$(21,764)

SPS
Net periodic pension credit	$(7,951)	$(6,934)	$(9,102)

Significant Assumptions Used to Measure Costs
Discount rate	6.00%	5.75%	6.00%
Expected average long-term increase in compensation level	4.00	3.50	3.50
Expected average long-term rate of return on assets	8.75	8.75	8.75

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2008 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) plans that cover substantially all employees. The contributions for SPS were approximately $1.5 million in 2007, $1.1 million in 2006 and $1.1 million in 2005.

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

In conjunction with the 1993 adoption of SFAS No. 106 – “Employers’ Accounting for Postretirement Benefits Other Than Pension” (SFAS No. 106), Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2007	2006
Equity and equity mutual fund securities	67%	67%
Fixed income/debt securities	21	21
Cash equivalents	11	11
Nontraditional investments	1	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2007	2006
Change in Benefit Obligation
Obligation at Jan. 1	$918,693	$938,172
Service cost	5,813	6,633
Interest cost	50,475	52,939
Medicare subsidy reimbursements	2,526	3,561
Plan amendments	—	(945)
Plan participants’ contributions	13,211	11,870
Actuarial gain	(86,576)	(27,511)
Benefit payments	(73,827)	(66,026)
Obligation at Dec. 31	$830,315	$918,693

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$406,305	$351,863
Actual return on plan assets	24,623	41,409
Plan participants’ contributions	13,211	11,870
Employer contributions	57,147	67,188
Benefit payments	(73,827)	(66,025)
Fair value of plan assets at Dec. 31	$427,459	$406,305

Funded Status at Dec. 31
Funded status	$(402,856)	$(512,388)
Current liabilities	(1,755)	(2,211)
Noncurrent liabilities	(401,101)	(510,177)
Net amount recognized on balance sheets	$(402,856)	$(512,388)

SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:

Net (gain) loss	$(10,855)	$18,873
Prior service credit	(555)	(630)
Transition obligations	8,354	10,156
Total	$(3,056)	$28,399

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$(3,056)	$28,399
Total	$(3,056)	$28,399

SPS accrued benefit liability recorded	$11,672	$41,441

Measurement Date	Dec. 31, 2007	Dec. 31, 2006

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%

Effective Dec. 31, 2007, Xcel Energy reduced its initial medical trend assumption from 9.0 percent to 8.0 percent. The ultimate trend assumption remained unchanged at 5.0 percent. The period until the ultimate rate is reached is six years. Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2007	$5.6
1-percent decrease in APBO components at Dec. 31, 2007	(4.7)
1-percent increase in service and interest components of the net periodic cost	0.8
1-percent decrease in service and interest components of the net periodic cost	(0.7)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $49 million during 2008.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$5,813	$6,633	$6,684
Interest cost	50,475	52,939	55,060
Expected return on plan assets	(30,401)	(26,757)	(25,700)
Amortization of transition obligation	14,577	14,444	14,578
Amortization of prior service credit	(2,178)	(2,178)	(2,178)
Amortization of net loss	14,198	24,797	26,246
Net periodic postretirement benefit cost under SFAS No. 106	$52,484	$69,878	$74,690

SPS
Net periodic postretirement benefit cost recognized – SFAS No. 106	6,238	6,705	6,854

Significant assumptions used to measure costs (income)
Discount rate	6.00%	5.75%	6.00%
Expected average long-term rate of return on assets (before tax)	7.5	7.5	5.5-8.5

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2008	$215,127	$60,706	$5,841	$54,865
2009	215,407	62,674	6,280	56,394
2010	222,771	64,508	6,693	57,815
2011	222,743	66,428	7,031	59,397
2012	227,616	67,497	7,415	60,082
2013-2017	1,196,905	348,035	40,849	307,186

8.     Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2007	2006	2005
Interest income	$3,165	$5,348	$2,403
Other nonoperating income	333	622	2,812
Insurance policy expenses	(289)	(312)	(193)
Other nonoperating expense	(31)	—	—
Total interest and other income, net	$3,178	$5,658	$5,022

9.     Derivative Instruments

In the normal course of business, SPS is exposed to a variety of market risks. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. SPS utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations.

Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations. Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products for various fuels used for generation of electricity. SPS’ risk-management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity and energy and other energy-related instruments. SPS’ risk-management policy allows management to conduct these activities within guidelines and limitations as approved by our risk-management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

Types of and Accounting for Derivative Instruments

SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow. The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

Cash Flow Hedges

Interest Rate Cash Flow Hedges — SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes.

At Dec. 31, 2007, SPS had net losses of $0.7 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

SPS had no ineffectiveness related to interest rate cash flow hedges during 2007 and 2006.

The following table shows the major components of the derivative instruments valuation in the balance sheets at Dec. 31:

	2007		2006
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$94,403	$59,419	$103,328	$63,007
Interest rate hedging instruments	—	5,967	—	5,487
Total	$94,403	$65,386	$103,328	$68,494

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During the first quarter of 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on SPS’ accumulated other comprehensive income, included in the statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive loss related hedges at Dec. 31, 2004	$(5.3)

After-tax net unrealized gains related to derivatives accounted for as hedges	0.6
After-tax net realized gains on derivative transactions reclassified into earnings	(0.1)
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(4.8)

After-tax net unrealized losses related to derivatives accounted for as hedges	(1.2)
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2006	$(5.9)

After-tax net unrealized losses related to derivatives accounted for as hedges	(0.3)
After-tax net realized losses on derivative transactions reclassified into earnings	0.2
Accumulated other comprehensive loss related to hedges at Dec. 31, 2007	$(6.0)

10.          Financial Instruments

The estimated Dec. 31 fair values of SPS’ recorded financial instruments are as follows:

	2007		2006
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$2,470	$2,470	$3,233	$2,986
Long-term debt, including current portion	774,033	766,699	773,903	772,555

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

The fair value estimates presented are based on information available to management as of Dec. 31, 2007 and 2006. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit

SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2007 and 2006, there were $7.0 million and $1.7 million of letters of credit outstanding. The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

11.  Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PUCT

Base Rate

Texas Retail Base Rate And Fuel Reconciliation Case — In May 2006, SPS filed a Texas retail electric rate case requesting an increase in annual revenues of approximately $48 million. The rate filing was based on a historical test year, an electric rate base of $943 million, a requested ROE of 11.6 percent and a common equity ratio of 51.1 percent.

In addition, SPS submitted a fuel reconciliation filing, which requested approval of approximately $957 million of Texas-jurisdictional fuel and purchased power costs for 2004 through 2005. As a part of the fuel reconciliation case, fuel and purchased energy costs were reviewed.

In March 2007, SPS and various intervenors filed a unanimous stipulation agreement related to the Texas retail rate case as well as the fuel reconciliation portion of the proceeding. An estimated settlement allowance and reserve was established in 2006 and prior periods, which approximated the settled amounts of previously deferred or recovered fuel expense.

In July 2007, the PUCT issued a written order adopting the settlement and determined that SPS’ sale to El Paso Electric (EPE) should be assigned incremental cost. Included in the order are the following decisions:

•                  An annual base rate increase of $23 million, or approximately 3 percent.

•                  Disallowed approximately $27 million of SPS’ 2004 and 2005 fuel expense.

•                  An additional $2.3 million will be deducted from SPS’ next fuel reconciliation filing to be made in 2008, associated with the 2006-2007 fuel reconciliation period.

•                  All of SPS’ existing long-term firm and interruptible capacity wholesale sales are assigned system average costs for purposes of Texas retail ratemaking, except for sales to EPE, which is assigned incremental costs to the EPE sale. The effect of this decision under the terms of the settlement is a continuation of incremental fuel assignment for the sale to EPE in 2007, a portion of which SPS will not recover either through its FCA or its contract. For 2008, this amount will be $6.3 million

•                  Established a standard for cost assignment that would apply to future wholesale sale transactions, and establishes margin sharing of market based wholesale demand revenues.

•                  If SPS files a general rate case in 2008, the settlement would allow for an interim rate increase associated with a purchased power agreement with Lea Power Partners of approximately $1.5 million per month from the date of commercial operations. Interim rates would be subject to a true-up based on the outcome of the rate case proceeding and actual capacity costs incurred.

SPS has previously given notice to EPE to terminate the agreement based on a regulatory provision and Xcel Energy has reached agreement with EPE that the termination will be effective Sept. 30, 2009. SPS plans to file in mid-2008, another Texas retail base rate case and application to reconcile its 2006 and 2007 fuel costs.

Application to Increase Voltage-Level Line Loss Factors - In June 2007, SPS filed for approval of an increase in its voltage level line-loss factors. On Jan. 31, 2008, the PUCT approved SPS’ application to update its current Texas retail fuel. Under the Texas Retail Base Rate case discussed above, SPS is permitted to implement the revised line loss factors effective to May 2007. SPS recognized $6.2 million in the fourth quarter of 2007 for the impact of the study from May 1, 2007 through Dec. 31, 2007.

Electric and Resource Adjustment Clauses

TCR Factor Rulemaking - The PUCT adopted in November 2007 new rules relating to TCR Factor outside of a base rate case.  The rule establishes the mechanism by which SPS can request annual recovery of its reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges that are not included in existing rates. This new rule allows SPS more timely recovery of transmission cost increases in-between base rate cases.

Pending and Recently Concluded Regulatory Proceedings — NMPRC

Base Rate

New Mexico Electric Rate Case - In July 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or a 6.6 percent increase. The rate filing is based on a 2006 calendar year base period adjusted for known and measurable changes and includes a requested rate of return on equity of 11.0 percent, an electric rate base of approximately $307.3 million and an equity ratio of 51.2 percent.

•                  The NMPRC suspended the requested effective date for an additional 12 months beyond the requested effective date, the maximum permitted under New Mexico law.

•                  Intervenor testimony is due in March 2008, and hearings are scheduled for April 2008.

•                  The hearing examiner is requested to issue a recommendation by June 30, 2008.

•                  A decision on the request is expected in the third quarter of 2008, and final rates are expected to be implemented  by Aug. 29, 2008.

Electric and Resource Adjustment Clauses

New Mexico Fuel Factor Continuation Filing — In August 2005, SPS filed with the NMPRC requesting continuation of the use of SPS’ fuel and purchased power cost adjustment clause (FPPCAC) and current monthly factor cost recovery methodology. This filing was required by NMPRC rule.

Testimony was filed in the case by staff and intervenors objecting to SPS’ assignment of system average fuel costs to certain wholesale sales and the inclusion of certain purchased power capacity and energy payments in the FPPCAC. The testimony also proposed limits on SPS’ future use of the FPPCAC. Related to these issues some intervenors requested disallowances for past periods, which in the aggregate total approximately $45 million. This claim was for the period from Oct. 1, 2001 through May 31, 2005 and does not include the value of incremental cost assigned for wholesale transactions from that date forward. Other issues in the case include the treatment of renewable energy certificates and SO2 allowance credit proceeds in relation to SPS’ New Mexico retail fuel and purchased power recovery clause.

In December 2007, SPS, the NMPRC, Occidental Permian Ltd. and the New Mexico Industrial Energy Consumers (NMIEC) filed an uncontested settlement of this matter with the NMPRC.

•                  The settlement resolves all issues in the fuel continuation proceeding for total consideration of $15 million.

•                  The amounts include resolution of all system average fuel matters through Dec. 31 2007 with a refund to customers of $11.7 million.

•                  Resolution of issues related to capacity costs and SO2 allowances resulting in refunds totaling $1.8 million.

•                  A commitment to fund low-income energy efficiency programs in 2008 and 2009 and invest in a solar project all at a total cost of $1.5 million.

•                  At Dec. 31, 2007, a reserve had been previously established for this potential exposure, with no further expense accrual required, assuming this settlement is approved.

•                  The settlement would also resolve certain affiliate transactions raised by the parties, provide for significantly greater certainty surrounding system average fuel cost assignment on a going forward basis and reduce percentages of system average cost wholesale sales between now and 2019 on a stepped down basis.

•                  Under the terms of the settlement, SPS anticipates additional fuel cost disallowances in 2008 and a portion of 2009 of approximately $2 million per year.  It does not anticipate any future disallowances beyond this period.

•                  The settlement would eliminate the need for any future proceedings related to wholesale contracts in effect in 2006 and beyond, and affiliate transactions dating back to the merger creating Xcel Energy in 2000, as would have been required under the hearing examiner’s recommended decision.

•                  Finally, the settlement provides for SPS to continue its use of the FPPCAC subject to additional reporting provisions.

Because New Mexico procedures traditionally require a hearing on any proposed settlement, the parties to the settlement have jointly requested that the settlement be remanded back to the ALJ for such hearings before being taken up by the NMPRC.  In January 2008 the NMPRC issued an order remanding the proceeding to the hearing examiner.  A hearing on the settlement has been set for April 2008.

Other

Investigation of SPS Participation in SPP -  In October 2007, the NMPRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the SPP RTO. The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico. The order required SPS to file direct testimony no later than 75 days after the completion of the hearing in the New Mexico electric rate case.

Investigation into the Reasonableness of Executive Compensation - In December 2007, the NMPRC initiated an investigation into executive compensation of investor-owned electric and natural gas utilities serving within the state.  SPS is required to report executive and board compensation levels for the past 30 years.

Pending and Recently Concluded Regulatory Proceedings — FERC

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustments contained in SPS’ wholesale rate schedules (the Complaint). Among other things, the complainants asserted that SPS was not properly calculating the fuel costs that are eligible for recovery and that SPS had inappropriately allocated average fuel and purchased power costs to its other wholesale customers, effectively raising the fuel cost charges to complainants.  Additionally, the Complaint alleged that the base rates being charged were too high and that the FERC should act to lower SPS’ customers’ rates.  Cap Rock Energy Corporation (Cap Rock), a full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In May 2006, a FERC ALJ issued an initial recommended decision in the proceeding.  In the recommended decision, the ALJ found that SPS should recalculate its wholesale FCAC billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by allocating incremental fuel costs incurred by SPS in making wholesale sales of system firm capacity and associated energy to other firm customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (3CP) demand allocator.  The FERC will review the ALJ’s recommended decisions and issue a final order, which may or may not follow any of the ALJ’s recommendation.

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

SPS believes it should ultimately prevail in this proceeding; however, if the FERC were to adopt the majority of the ALJ’s recommendations, SPS’ refund exposure, including Golden Spread, could be approximately $50 million, based on an evaluation of all sales made from Jan. 1, 1999 to Dec. 31, 2006.  This estimate is based upon sales to wholesale customers of SPS that had been customers for less than five years and assumes that the FERC would not assign incremental fuel cost to agreements with longstanding customers to whom SPS has assigned system average fuel costs for many years.  If the FERC were to assign incremental fuel costs to longstanding customers, SPS’ exposure could exceed $50 million.

SPS has reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues .  In December 2007, this comprehensive offer of settlement (the Settlement) was filed with the FERC.  If the Settlement is approved, any potential exposure faced by SPS for fuel cost disallowances in the Complaint proceeding would be reduced by approximately 40 percent, Golden Spread’s relative proportion of energy delivered during the period.

The Settlement seeks approval of:

•                  A $1.25 million payment by SPS to Golden Spread related to potential damage claims Golden Spread may have associated with the quantities they are entitled to take under the existing partial requirements agreement for the years 2006 and 2007. The Settlement caps those quantities for the period 2008 through 2011.  SPS is not required to make any fuel refunds to Golden Spread that were the subject of the Complaint under the terms of the Settlement.

•                  An extended partial requirements contract at system average cost, with a capacity amount that ramps down over the period 2012 through 2019 from 500 MW to 200 MW.  The extended agreement requires that the cost assignment treatment receive Texas and New Mexico state approvals and provides for alternative pricing terms and quantities to hold SPS harmless from cost disallowances in the event that adverse regulatory treatment occurs or state approvals are not obtained.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.

•                  Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006.  The Settlement also resolves all base rate issues in SPS’ rate case application for the period July 1, 2006 through June 30, 2008 other than the 3 CP or 12 month coincident peak (12CP) method of allocation of demand related costs and sets forth two sets of agreed on rates that are dependent on the ultimate resolution of that issue.  If SPS prevails in its support of the 12 CP demand allocation method, there would be no impact to earnings for this period.  If Golden Spread prevails, SPS would be required to refund Golden Spread and PNM approximately $4 million for the period through the end of 2007.

•                  For July 1, 2008 and beyond, Golden Spread will be under a formula rate for production plant, similar to a formula rate for transmission investment.  The rate will be based on the most recent historic year actuals adjusted for known and measurable changes and trued up to the actual performance in a calendar year.  The formula will begin based on a 10.25 percent ROE and either party will have a right to seek changes to the ROE beginning with the 2009 formula rate filing.  SPS will share margins from its sales to WTMPA and EPE in that year but will assign system average fuel and energy costs to those agreements for purposes of calculating Golden Spread’s monthly fuel cost.

The Settlement is subject to approval by the FERC; however, no parties contested the Settlement.  SPS does not expect to settle with all parties to the Complaint and expects the FERC to issue an order addressing the ALJ’s recommended decision and all aspects of the Complaint. The FERC could issue the order with respect to non-settling parties, prior to taking action on the Settlement.  As of December 2007, based upon the expectation that the Golden Spread settlement is approved, and offers made to the various parties in the Complaint, SPS believes the appropriate accrual has been recorded for this matter.

Wholesale 2005 Power Base Rate Application — In December 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives.  In January 2006, the FERC conditionally accepted the proposed rates for filing and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund.  The FERC also set the rate increase request for hearing and settlement judge procedures.  In September 2006, offers of settlement with respect to the five full-requirements customers and with respect to PNM were filed for approval.  In September 2007, the FERC accepted the settlement with the full-requirements customers.  The PNM settlement is still pending before the FERC.

The Wholesale 2005 Power Base Rate Application relating to Golden Spread was settled in conjunction with the Wholesale Rate Complaint Settlement discussed above.  Therefore, SPS has settled with all parties in the Wholesale 2005 Power Base Rate Application except for with respect to the 3 CP/12 CP demand allocation methodology discussed above.

SPS Formula Transmission Rate Case - In December 2007, Xcel Energy submitted an application to implement a transmission formula rate for the SPS zone of the Xcel Energy OATT.  The SPP made a companion filing in January 2008 to implement the same pricing in the SPS zone of the SPP regional OATT.  The changed rates will affect all wholesale transmission service customers using the SPS transmission network under either the SPP Regional OATT or the Xcel Energy OATT.

SPS made the filing in anticipation of approximately $290 million of transmission capital additions from 2008 to 2012.  A formula rate will help facilitate the financing and construction of the new transmission facilities while providing an adequate rate of return on invested capital.  The proposed rates would be updated annually each July 1st based on SPS’ prior year actual costs and loads plus the revenue requirements associated with projected current year transmission plant additions.  The proposed rate of return on common equity is 12.7 percent, including a 50 basis point adder for SPS’ participation in the SPP RTO, consistent with FERC precedent.   The proposed rates would provide first year incremental annual transmission revenue for SPS of approximately $5.5 million.

In February 2008, the FERC issued an order accepting the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures.  The FERC granted a 50 basis point adder to the rate of return on common equity that it will determine in this proceeding as a result of SPS’ participation in the SPP regional transmission organization.  The FERC has not yet acted on the companion SPP rate change filing.  The ultimate outcome of the rate filings is not known at this time.

12.   Commitments and Contingent Liabilities

Leases — SPS leases a variety of equipment and facilities used in the normal course of business, which are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $4.3 million, $4.2 million and $4.6 million for 2007, 2006 and 2005, respectively.  The majority of rental expense is for one-year renewable leases.

Future commitments under operating leases are:

(Millions of Dollars)
2008	$0.1
2009	—
2010	—
2011	—
2012	—
Thereafter	—

Capital Commitments — The estimated cost, as of Dec. 31, 2007, of the capital expenditure programs and other capital requirements of SPS is approximately $170 million in 2008, $200 million in 2009 and $180 million in 2010.

The capital expenditure programs of SPS are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in projected electric load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting SPS’ long-term energy needs. In addition, SPS’ ongoing evaluation of compliance with future requirements to install emission-control equipment and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — SPS has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2008 and 2033.  SPS may be required to pay additional amounts depending on actual quantities shipped under these agreements.  The potential risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass through of most fuel, storage and transportation costs.

The estimated minimum purchase for SPS under these contracts as of Dec. 31, 2007, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
	(Millions of Dollars)
$1,563	$31	$254

Purchased Power Agreements — SPS has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages and meet operating reserve obligations.  SPS has various pay-for-performance contracts with expiration dates through the year 2024.  In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts.  Certain contractual payment obligations are adjusted based on indices.  However, the effects of these price adjustments are mitigated through cost-of-energy rate adjustment mechanisms.

SPS has also executed one additional purchase power agreement that is conditional upon achievement of certain conditions, including becoming operational.  Estimated payments under this conditional obligation are $25.9 million for 2008, $44.4 million for the years 2009 through 2012 and $906.9 million thereafter.

At Dec. 31, 2007, the estimated future payments for capacity, accounted for as executory contracts, that SPS was obligated to purchase, subject to availability, were as follows (Millions of Dollars):

2008	$42.1
2009	39.4
2010	37.7
2011	38.1
2012	23.5
2013 and thereafter	227.6
Total	$408.4

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

SPS records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received.  The estimated remediation cost may vary materially from the initial estimate.

To estimate the remediation cost for these sites, assumptions are made when facts are not fully known.  For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution-control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution-control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  SPS has recorded an estimate for final removal of the asbestos as an ARO.  See additional discussion of AROs below.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Cunningham and Maddox Station Groundwater  — Cunningham Station is a natural gas-fired power plant constructed in the 1960s by SPS and has 28 water wells installed on its water rights.  The well field provides boiler makeup, cooling and potable water.  Following an acid release in 2002, groundwater samples revealed elevated concentrations of inorganic salt compounds not related to the release.  The contamination was identified in wells located near the plant buildings and the source of contamination is thought to be leakage from ponds that receive blow down water from the plant.

In response to a request by the New Mexico Environment Department (NMED), SPS prepared a corrective action plan to address the groundwater contamination.  Under the plan submitted to the NMED, SPS agreed to control leakage from the plant blow down ponds through construction of a new lined pond, additional irrigation areas to minimize percolation and installation of additional wells to monitor groundwater quality.  In June 2005, NMED issued a letter approving the corrective action plan.  The action plan was subject to continued compliance with New Mexico regulations and oversight by the NMED. The Cunningham wastewater management project has been completed at a final cost of $3.5 million.  Upon completion of the project, NMED finalized the wastewater permit.  SPS began the implementation of a similar process at the Maddox Station in 2007.  The permitting process for Maddox Station has begun and is estimated to cost approximately $1.3 million through 2008 and will be capitalized or expensed as incurred.

CAIR - In March 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states.  CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2 with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program.  State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

In July 2005, SPS, the City of Amarillo, Texas and Occidental Permian LTD filed a lawsuit against the EPA and a request for reconsideration with the agency to exclude West Texas from the CAIR.  El Paso Electric Co. joined in the request for reconsideration.  Xcel Energy and SPS advocated that West Texas should be excluded from CAIR because it does not contribute significantly to nonattainment with the fine particulate matter standards in any downwind jurisdiction.

In March 2006, the EPA denied the petition for reconsideration.  On June 27, 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the D.C. Circuit Court of Appeals.  Briefing has now been finalized, and oral argument is scheduled for March 2008.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  Based on the preliminary analysis of various scenarios of capital investment and allowance purchase, SPS currently believes that after the installation of low NOx burners on Harrington 3 in 2006, the remaining capital investments for NOx controls in the SPS region are estimated at $12 million. Purchases of NOx allowances in the first phase are estimated at $8.9 million.  Annual purchases of SO2 allowances are estimated in the range of $13 million to $25 million each year, beginning in 2012 for phase I, based on allowance costs and fuel quality as of March 2007.  These cost estimates represent one potential scenario on complying with CAIR, if West Texas is not excluded.

While SPS expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

CAMR — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants. The TCEQ has adopted by reference the EPA model program.  In February 2008, the D.C. Circuit Court of Appeals vacated CAMR   Given the many uncertainties created by the court’s opinion, it is not possible at this time to provide an accurate summary of applicable federal mercury requirements or cost estimates.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as BART, for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where CAIR is effective. The TCEQ has determined that facilities may use CAIR as a substitute for BART for NOx and SO2.  If West Texas is excluded from CAIR by the D.C. Circuit Court of Appeals, then these facilities will be subject to BART requirements for NOx, SO2 and particulate matter.  Due to the uncertainties of the litigation outcome, SPS is not able to estimate the cost impact at this time.

Asset Retirement Obligations

SPS records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with SFAS No. 143 – “Accounting for Asset Retirement Obligations” (SFAS No. 143).  This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

Recorded ARO — AROs have been recorded for steam production and electric transmission and distribution.  The steam production obligation includes asbestos and ash containment facilities.  The asbestos recognition associated with the steam production includes certain plants at SPS.  Generally, this asbestos abatement removal obligation originated in 1973 with the Clean Air Act applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  AROs also have been recorded for SPS steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills.  The origination date on the ARO recognition for ash-containment facilities at steam plants was the in-service date of various facilities.

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

A reconciliation of the beginning and ending aggregate carrying amounts of SPS’ AROs is shown in the table below for the 12 months ended Dec. 31, 2007 and Dec. 31, 2006, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2007	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2007

Electric Utility Plant:
Steam production asbestos	$3,713	$—	$—	$220	$(749)	$3,184
Steam production ash containment	347	—	—	22	—	369
Electric transmission and distribution	281	—	—	6	(248)	39
Total liability	$4,341	$—	$—	$248	$(997)	$3,592

(Thousands of Dollars)	Beginning Balance Jan. 1, 2006	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2006

Electric Utility Plant:
Steam production asbestos	$3,506	$—	$—	$207	$—	$3,713
Steam production ash containment	326	—	—	21	—	347
Electric transmission and distribution	350	—	—	9	(78)	281
Total liability	$4,182	$—	$—	$237	$(78)	$4,341

Removal Costs — SPS accrues an obligation for plant removal costs for generation, transmission and distribution facilities. Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2007 and Dec. 31, 2006, were $96 million and $102 million, respectively.

Legal Contingencies

In the normal course of business, SPS is party to routine claims and litigation arising from prior and current operations. SPS is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit.  On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the Clean Air Act.  In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.   The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Employment, Tort and Commercial Litigation

Lamb County Electric Cooperative (LCEC) — In 1995, LCEC petitioned the PUCT for a cease and desist order against SPS alleging SPS was unlawfully providing service to oil field customers in LCEC’s certificated area.  In May 2003, the PUCT issued an order denying LCEC’s petition based on its determination that SPS in 1976 was granted a certificate to serve the disputed customers.  LCEC appealed the decision to the District Court in Travis County, Texas.  In August 2004, the court affirmed the decision of the PUCT.  In September 2004, LCEC appealed the District Court’s decision to the Court of Appeals for the Third Supreme Judicial District of the state of Texas.  This appeal is currently pending.

In 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts alleged in the petition for a cease and desist order at the PUCT.  This suit has been dormant since it was filed, awaiting a final determination of the legality of SPS providing electric service to the disputed customers.  The PUCT order from May 2003, which found SPS was legally serving the disputed customers, collaterally determines the issue of liability contrary to LCEC’s position in the suit.  An adverse ruling on the appeal of May 2003 PUCT order could result in a different determination of the legality of SPS’ service to the disputed customers.

13.   Regulatory Assets and Liabilities

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

(Thousands of Dollars)	See Note	Remaining Amortization Period	2007	2006
Regulatory Assets

Current regulatory asset – Unrecovered fuel costs	1	Less than one year	$22,701	$83,100

Pension and employee benefit obligations	7	Various	$38,642	$74,128
AFDC recorded in plant (b)		Plant lives	23,551	25,083
Conservation programs (b)		Ten years	21,566	22,104
Losses on reacquired debt	1	Term of related debt	12,182	13,447
Deferred income tax adjustments	1	Typically plant lives	11,244	14,563
Rate case costs	1	Various	6,007	4,151
New Mexico restructuring costs		To be determined (PUC mandate must be recovered by 2010)	5,147	5,147
Asset retirement obligations		Plant lives	3,356	3,831
Renewable resource costs		One to two years	2,274	—
Other		Various	931	613
Total noncurrent regulatory assets			$124,900	$163,067

Regulatory Liabilities

Current regulatory liability – Overrecovered fuel costs (c)		$40	$109

Plant removal costs	12	$96,353	$101,646
Contract valuation adjustments (a)	10	34,984	40,322
Investment tax credit deferrals		1,688	1,821
Total noncurrent regulatory liabilities		$133,025	$143,789

(a)       Includes the fair value of certain long-term purchased power agreements used to meet energy capacity requirements.

(b)      Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(c)       Included in other current liabilities of $24,062 and $24,944 at Dec. 31, 2007 and 2006, respectively, on the balance sheets.

14. Segments and Related Information

SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $1,652.3 million, $1,686.5 million and $1,627.2 million for the years ended Dec. 31, 2007, 2006 and 2005, respectively.

In October 2005, SPS reached a definitive agreement to sell its delivery system operations in Oklahoma, Kansas and a small portion of Texas to Tri-County Electric Cooperative.  Effective July 31, 2006, SPS completed the sale to Tri-County Electric Cooperative for $24.5 million and a gain of $6.1 million was recognized.  SPS now provides wholesale service to Tri-County Electric Cooperative.

Operating results from the regulated electric utility serve as the primary basis for the chief operating decision maker (CODM) to evaluate the performance of SPS.

15.   Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including SPS.  The services are provided and billed to each subsidiary in accordance with Service Agreements executed by each subsidiary.  Costs are charged directly to the subsidiary which uses the service whenever possible and are allocated if they cannot be directly assigned.

Xcel Energy has established a utility money pool arrangement with the utility subsidiaries.  See Note 3 for further discussion of this borrowing arrangement.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to SPS, for which it was paid $3.7 million in 2005.  SPS purchased 6 substations from UE for approximately $1.3 million prior to UE being sold in April 2005.

In 2006 and 2005, SPS purchased electricity from Borger Energy Associates (Borger Energy), a former Xcel Energy subsidiary.  Xcel Energy sold its interest in Borger Energy in December 2006.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2007	2006	2005
Operating expenses:
Purchased power – purchased from Borger Energy	$—	$92,757	$92,130
Other operations – paid to Xcel Energy Services Inc.	98,098	103,082	96,900
Interest expense	713	828	267
Interest income	32	483	—

Accounts receivable and payable with affiliates at Dec. 31 was:

	2007		2006
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$8,332	$—	$4,015	$—
NSP-Wisconsin	87	—	21	—
PSCo	337	—	1,189	—
Other subsidiaries of Xcel Energy Inc.	—	9,432	3,583	14,783
	$8,756	$9,432	$8,808	$14,783

16. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007

Revenue	$365,898	$401,125	$471,521	$413,743
Operating income	14,148	21,959	48,733	20,327
Net income	1,665	5,619	21,152	4,450

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Revenue	$412,809	$423,180	$472,586	$377,919
Operating income	30,184	27,494	63,314	2,446
Net income (loss)	11,877	9,991	32,603	(6,936)

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2006 and 2007, and through the date of this report, there were no disagreements with the independent public accountants for SPS on accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 9A(T) — Controls and Procedures

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Dec. 31, 2007, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and the CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.  SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  SPS has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2007, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

This annual report does not include an attestation report of SPS’ registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by SPS’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit SPS to provide only management’s report in this annual report.

Item 9B — Other Information

None

PART III

Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for SPS in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls — For the year ended Dec. 31, 2007.
Report of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2007, 2006 and 2005.
Statements of Income — For the three years ended Dec. 31, 2007, 2006 and 2005.
Statements of Cash Flows — For the three years ended Dec. 31, 2007, 2006 and 2005.
Balance Sheets — As of Dec. 31, 2007 and 2006.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2007, 2006 and 2005.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

2.01*	Agreement and Plan of Reorganization dated Aug 22. 1995 (Exhibit 2 to Form 8-K (file no. 001-03789) dated Aug. 22, 1995).
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.3 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
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

4.06*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).
4.07*	$250,000,000 Credit Agreement dated Dec. 14, 2006 between SPS and various lenders (Exhibit 99.01 to Form 8-K (file no. 001-03789) dated Dec. 14, 2006).
10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+

Employment Agreement dated March 24, 1999, among Northern States Power Co. (a Minnesota corporation), New Century Energies, Inc. and Wayne H. Brunetti (Exhibit 10(b) to New Century Energies, Inc. Form 10-Q, (file no. 001-12927) dated March 31, 1999).

10.03*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to NSP-Minnesota Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).
10.04*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998.
10.05*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.06*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1991).
10.07*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (file no. 001-03789) dated Aug. 31, 1996).
10.08*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).
10.09*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Form DEF-14A (file no. 001-03034) dated Apr. 9, 2004).
10.10*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.11*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.12*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.13*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.14*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.15*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.16*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended (Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.17*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.18*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.19*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.20*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.21*+	Xcel Energy Omnibus 2005 Incentive Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.22*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.23*+	Xcel Energy Amended Employment Agreement, between Xcel Energy Inc. and Wayne H. Brunetti (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated June 29, 2005).
10.24*+	Xcel Energy Supplemental Executive Retirement Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Dec. 13, 2005).
10.25*+	First Amendment to the Xcel Energy Senior Executive Severance and Change-In-Control Policy dated Oct. 25, 2006.
10.26*+	Agreement, dated March 20, 2007 between Mr. Gary R. Johnson and Xcel Energy Inc. (Exhibit 10.1 to Form 8-K (file no. 001-03034) dated March 20, 2007).
10.27*

Letter dated Sept. 19, 2007, from Xcel Energy Inc. to the U.S. Department of Justice (DOJ) submitting its offer to settle the COLI tax dispute and Letter dated Sept. 21, 2007 from the DOJ to Xcel Energy Inc. accepting the settlement offer. (Exhibit 10.1 to Form 10-Q (file no. 001-03034) for the quarter ended Sept. 30, 2007).

10.28*+	Second Amendment to the Xcel Energy Senior Executive Severance and Change-in-Control Policy. (Exhibit 10.01 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).
10.29*+	Amendment Four to Employment Agreement between Xcel Energy Inc. and Paul Bonavia (Exhibit 10.02 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).
10.30*	Coal Supply Agreement (Harrington Station) between Southwestern Public Service Co. and TUCO, dated May 1, 1979 (Form 8-K (file no. 001-03789), May 14, 1979 — Exhibit 3).
10.31*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, (file no. 001-03789) May 14, 1979 — Exhibit 5(A)).
10.32*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, (file no. 3789) May 14, 1979 — Exhibit 5(B)).
10.33*

Coal Supply Agreement (Tolk Station) between Southwestern Public Service Co. and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(b)).

10.34*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(c)).
10.35*	Power Purchase Agreement dated May 23, 1997 between Borger Energy Associates, L.P, and Southwestern Public Service Co.
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2007, 2006 and 2005

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Allowance for bad debts:
2007	$2,686	$3,713	$1,228	$4,461	$3,166
2006	2,658	4,020	1,170	5,162	2,686
2005	2,844	3,376	1,036	4,598	2,658

(1)       Recovery of amounts previously written off.

(2)       Principally bad debts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE CO.

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID L. EVES	/s/ RICHARD C. KELLY
David L. Eves	Richard C. Kelly
President, CEO, and Director	Chairman and Director

/s/ TERESA S. MADDEN	/s/ BENJAMIN G.S. FOWKE III
Teresa S. Madden	Benjamin G.S. Fowke III
Vice President and Controller	Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)	(Principal Financial Officer)

/s/ PAUL J. BONAVIA
Paul J. Bonavia
Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.