Form 10-Q
period 2008-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2008-08-04
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2008
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues	$537,873	$401,125	$956,670	$767,023

Operating expenses
Electric fuel and purchased power	425,991	296,514	747,683	560,921
Other operating and maintenance expenses	54,821	49,099	106,246	100,192
Depreciation and amortization	28,852	24,312	53,818	49,000
Taxes (other than income taxes)	9,780	9,241	20,103	20,803
Total operating expenses	519,444	379,166	927,850	730,916

Operating income	18,429	21,959	28,820	36,107

Interest and other income, net	1,367	527	2,230	1,330

Interest charges and financing costs
Interest charges — includes other financing costs of $590, $590, $1,181 and $1,175, respectively	13,553	13,718	27,484	26,752
Allowance for funds used during construction — debt	(604)	(606)	(1,260)	(1,104)
Total interest charges and financing costs	12,949	13,112	26,224	25,648

Income before income taxes	6,847	9,374	4,826	11,789
Income taxes	2,877	3,755	2,121	4,505
Net income	$3,970	$5,619	$2,705	$7,284

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$2,705	$7,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,733	50,800
Deferred income taxes	13,791	(1,832)
Amortization of investment tax credits	(110)	(125)
Net realized and unrealized hedging and derivative transactions	134	133
Changes in operating assets and liabilities:
Accounts receivable	(25,927)	(3,812)
Accrued unbilled revenues	(39,892)	(51,738)
Recoverable electric energy costs	(60,238)	65,504
Inventories	(5,084)	(2,724)
Prepayments and other	3,505	2,986
Accounts payable	80,165	(11,533)
Net regulatory assets and liabilities	(1,056)	(1,357)
Other current liabilities	(13,828)	(19,435)
Change in other noncurrent assets	(5,398)	(5,004)
Change in other noncurrent liabilities	6,797	(319)
Net cash provided by operating activities	12,297	28,828

Investing activities
Utility capital/construction expenditures	(83,843)	(66,104)
Investments in utility money pool arrangement	—	(81,800)
Receipts from utility money pool arrangement	—	81,800
Other investments	2,166	2,814
Net cash used in investing activities	(81,677)	(63,290)

Financing activities
Proceeds from (repayment of) short-term borrowings – net	76,000	(17,000)
Borrowings under utility money pool arrangement	379,100	251,200
Repayments under utility money pool arrangement	(354,600)	(169,400)
Capital contributions from parent	2,095	5,354
Dividends paid to parent	(31,753)	(35,900)
Net cash provided by financing activities	70,842	34,254

Net increase (decrease) in cash and cash equivalents	1,462	(208)
Cash and cash equivalents at beginning of period	714	297
Cash and cash equivalents at end of period	$2,176	$89

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$25,425	$24,162
Cash paid for income taxes (net of refunds received)	10,007	15,982

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$2,939	$3,904

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,176	$714
Accounts receivable, net	92,478	67,254
Accounts receivable from affiliates	9,459	8,756
Accrued unbilled revenues	148,217	108,325
Recoverable electric energy costs	82,939	22,701
Inventories	22,427	17,343
Derivative instruments valuation	8,926	8,926
Prepayments and other	3,944	7,449
Deferred income taxes	—	2,970
Total current assets	370,566	244,438

Property, plant and equipment, net	2,072,711	2,043,426

Other assets:
Prepaid pension asset	123,928	117,948
Derivative instruments valuation	81,013	85,477
Regulatory assets	115,728	124,900
Other investments	304	2,470
Deferred charges and other	6,578	6,855
Total other assets	327,551	337,650
Total assets	$2,770,828	$2,625,514

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$—
Short-term debt	199,000	123,000
Borrowings under utility money pool arrangement	30,000	5,500
Accounts payable	219,058	153,130
Accounts payable to affiliates	19,364	9,432
Taxes accrued	11,778	22,902
Dividends payable to parent	15,112	15,931
Accrued interest	12,548	12,816
Deferred income taxes	14,977	—
Derivative instruments valuation	4,745	4,468
Other	21,626	24,062
Total current liabilities	648,208	371,241

Deferred credits and other liabilities:
Deferred income taxes	456,564	462,228
Regulatory liabilities	128,642	133,025
Derivative instruments valuation	58,832	60,918
Asset retirement obligations	3,186	3,592
Deferred investment tax credits	2,885	2,995
Pension and employee benefit obligations	23,164	23,871
Other	15,411	7,458
Total deferred credits and other liabilities	688,684	694,087

Commitments and contingent liabilities
Capitalization:
Long-term debt	674,098	774,033
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	505,161	503,066
Retained earnings	260,587	289,092
Accumulated other comprehensive loss	(5,910)	(6,005)
Total common stockholder’s equity	759,838	786,153
Total liabilities and equity	$2,770,828	$2,625,514

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of June 30, 2008, and Dec. 31, 2007; the results of its operations for the three and six months ended June 30, 2008 and 2007; and its cash flows for the six months ended June 30, 2008 and 2007. Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

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

2.   Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

As of Jan. 1, 2008, SPS adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 9 to the financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, SPS adopted SFAS No. 159 and the adoption did not have a material impact on its financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  SPS is currently evaluating the impact of adoption of SFAS No. 161 on its financial statements.

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SPS does not believe that implementation of SFAS No. 162 will have any impact on its financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 was effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF No. 06-4 on Jan. 1, 2008, SPS recorded a liability of $0.3 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability are reflected in operating results.

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

3.  Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$95,854	$70,420
Less allowance for bad debts	(3,376)	(3,166)
	$92,478	$67,254

Inventories:
Materials and supplies	$17,547	$14,039
Fuel	4,880	3,304
	$22,427	$17,343

Property, plant and equipment, net:
Electric utility plant	$3,528,242	$3,476,146
Construction work in progress	86,693	78,436
Total property, plant and equipment	3,614,935	3,554,582
Less accumulated depreciation	(1,542,224)	(1,511,156)
	$2,072,711	$2,043,426

4. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. Xcel Energy expects the IRS to commence their examination of tax years 2006 and 2007 in the third quarter of 2008.

In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit. As of June 30, 2008, SPS’ earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $2.3 million and  $2.6 million on Dec. 31, 2007 and June 30, 2008, respectively. These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $0.1 million as of Dec. 31, 2007 and June 30, 2008.

The unrecognized tax benefit balance included $0.3 million and $0.3 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $2.0 million and $2.3 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.1 million from April 1, 2008 to June 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers. The liability for interest related to unrecognized tax benefits on Dec. 31, 2007, was not material.  The change in the interest liability from Dec. 31, 2007, to June 30, 2008, was not material.  No amounts were accrued for penalties as of June 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed with the PUCT, and the 80 cities in SPS’ Texas service territory with original rate jurisdiction, a request for a Texas system retail electric general rate increase.

The filing requests an overall increase in annual revenues of approximately $61.3 million, or an increase of 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue will decline by $33.1 million, primarily due to the fuel savings from SPS’ power purchases from the Hobbs generating facility, which is owned by Lea Power Partners, LLC (LPP).  The LPP project which had been expected to come on line in the summer of 2008.  Hobbs is a natural gas combined cycle 604-megawatt (MW) plant currently being constructed in New Mexico. The LPP project had been expected to come on line in the summer of 2008.

The rate filing is based on a 2007 calendar year test year adjusted for known and measurable changes and includes a requested rate of ROE of 11.25 percent, net rate base of approximately $989.4 million allocated to the Texas retail jurisdiction, and an equity ratio of 51.0 percent.

In SPS’ last Texas rate case, the parties agreed that SPS seek, in this rate filing, interim rate relief of $18 million per year for the LPP purchase agreement.  The interim rates are proposed to go into effect when the LPP plant comes on line.  The deadline for the PUCT to act on SPS’ request is March 31, 2009.

The filing with the PUCT also includes a request to reconcile (i.e. seek final approval for) $1.0 billion of SPS’ fuel and purchased power costs for calendar years 2006 and 2007.

The following procedural schedule has been established:

•                  Intervenor direct testimony will be filed on Oct. 13, 2008;

•                  PUCT staff testimony will be filed on Oct. 21, 2008;

•                  PUCT staff and intervenors cross-rebuttal testimony will be filed on Oct. 28, 2008;

•                  SPS rebuttal testimony will be filed on Nov. 4, 2008;

•                  The hearing on the merits will begin on Nov. 12, 2008; and

•                  Final order by March 31, 2009.

Electric and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Factor Rulemaking — In November 2007, the PUCT adopted new rules relating to TCR factor outside of a base rate case. The rule establishes the mechanism by which SPS can request annual recovery of its reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges that are not included in existing rates. This new rule allows SPS more timely recovery of transmission cost increases in-between base rate cases.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

New Mexico Electric Rate Case — In July 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or 6.6 percent.  The rate filing is based on a 2006 test year adjusted for known and measurable changes and includes a requested ROE of 11.0 percent, an electric rate base of approximately $307.3 million and an equity ratio of 51.2 percent. In addition to the base rate costs described above, SPS sought to implement a rate rider to recover costs for the LPP project, which had been expected to come on line on June 1, 2008.

In March 2008, SPS filed rebuttal testimony reducing the rate increase request to $16.6 million, based on a 10.7 percent ROE.

In April 2008, hearings on SPS’ application were held, in which the parties agreed to move consideration of the LPP power purchase agreement costs to a future rate proceeding to be initiated by SPS this fall.  SPS is expected to start taking energy beginning in late summer of 2008 when LPP reaches commercial operations.

On July 3, 2008, the hearing examiner recommended a $12.6 million electric rate increase, including a 10.14 percent ROE on a rate base of approximately $300.9 million.  In addition, the hearing examiner recommended the exclusion of approximately $3.5 million of historical demand-side management costs from the New Mexico retail rate base and a reduction in certain test year expenses for preparing the rate case, for power plant outage, maintenance work and for annual incentive compensation.  The parties’ exceptions to the recommendation were filed on July 16, 2008 and the responses to exceptions were filed on July 24, 2008.  The deadline for the NMPRC to issue its order is Aug. 29, 2008.

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

In December 2007, SPS, the NMPRC, Occidental Permian Ltd. and the New Mexico Industrial Energy Consumers filed an uncontested settlement of this matter with the NMPRC.

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

A hearing on the merits of the settlement was held in April 2008.  On June 3, 2008, the hearing examiner certified the unanimous stipulation to the NMPRC.  The unanimous stipulation is pending final review and approval by the NMPRC.  The NMPRC has scheduled a hearing for Aug. 14, 2008 to enable the commissioners to directly question the witnesses who supported the unanimous stipulation.

Investigation of SPS Participation in Southwest Power Pool, Inc. (SPP) — In October 2007, the NMPRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the SPP Regional Transmission Organization (RTO). The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico. The order required SPS to file direct testimony no later than 75 days after the completion of the hearing in the New Mexico electric rate case.  SPS has been granted an extension and filed its direct testimony on July 31, 2008 with the NMPRC.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, all wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustment charges to such customers (the Complaint). Among other things, the complainants asserted that SPS had inappropriately allocated average fuel and purchased power costs to other wholesale customers, effectively raising the fuel cost charges to complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In May 2006, a FERC administrative law judge (ALJ) issued an initial decision in the proceeding. The ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting from such costs the incremental fuel costs attributed to SPS’ sales of system firm capacity and associated energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (3 CP) demand allocator.

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

•              Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006. The Settlement also resolves all base rate issues in SPS’ subsequent proceeding related to the period July 1, 2006 through June 30, 2008, other than the method to be used to allocate demand related costs and provided for two sets of agreed on rates that are dependent on the ultimate resolution of that issue. If SPS prevails in its support of the 12-month coincident peak (12 CP) demand allocation method, there would be no impact to earnings for this period. If Golden Spread prevails, SPS would be required to refund Golden Spread and PNM approximately $4 million for the period through the end of 2007.

•              For July 1, 2008 and beyond, Golden Spread will be under a formula rate for power supply service. The rate will be based on actual data the most recent historic year adjusted for known and measurable changes and trued up to the actual performance in the subsequent calendar year. Initially, the formula will be based on a 10.25 percent ROE and either party will have a right to seek changes to the ROE beginning with the 2009 formula rate filing. SPS and Golden Spread will share margins from its sales to West Texas Municipal Power Agency and El Paso Electric in that year but will assign system average fuel and energy costs to those agreements for purposes of calculating Golden Spread’s monthly fuel cost.

Order on Wholesale Rate Complaints — On April 21, 2008, the FERC issued its Order on the Complaint (the Order) applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006 for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

Base Rates:  The FERC determined: (1) the ROE should be 9.33 percent; (2) rates should be based on a 12 CP allocator; and (3) the treatment of market based rate contracts in the test year should be to credit revenues to the cost of service rather than allocating costs to the agreements. The revenue requirement established by the FERC results in proposed revenues that are estimated to be approximately $25 million, or approximately $6.9 million below the level charged these customers during this 18-month period. Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning in July 1, 2006, are the subject of settlements that have either been approved or are pending before FERC.  These settlements are described in Wholesale 2005 Power Base Rate Application below.

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

The FERC also ruled on two other FCA issues.  First, it required that wind contracts be evaluated on an individual contract basis rather than in aggregate.  Second, the FERC determined that an after the fact screen should be applied to all Qualifying Facility (QF) purchases to determine if they are economic.  While this review will require additional effort, it is not expected that this will result in additional refunds as all of the individual wind contracts as well as the QF purchases are typically economic when compared to market energy prices.

As of June 30, 2008, SPS has accrued an amount sufficient to cover the estimated refund obligation. On July 21, 2008, SPS submitted it compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due the full requirements customers.

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

As noted, the Power Base Rate Application relating to Golden Spread was settled in conjunction with the Complaint Settlement discussed above. Therefore, SPS has settled with all parties in the Wholesale 2005 Power Base Rate Application, except for resolution with Golden Spread of the demand cost allocation methodology.  SPS and the full-requirements customers have requested that the demand allocation issue be summarily ruled on in SPS’ favor.  The judge has suspended the procedural schedule, pending a ruling on the motion for summary judgment.

SPS Formula Transmission Rate Case — In December 2007, Xcel Energy submitted an application to implement a transmission formula rate for the SPS zone of the Xcel Energy Open Access Transmission Tariff (OATT). The changed rates will affect all wholesale transmission service customers using the SPS transmission network under either the SPP Regional OATT or the Xcel Energy OATT.

The proposed rates would be updated annually each July 1 based on SPS’ prior year actual costs and loads plus the revenue requirements associated with projected current year transmission plant additions. The proposed ROE is 12.7 percent, including a 50 basis point adder for SPS’ participation in the SPP RTO. The proposed rates would provide first year incremental annual transmission revenue for SPS of approximately $5.5 million.

In February 2008, the FERC accepted the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures. The FERC granted a 50 basis point adder to the ROE that it will determine in this proceeding as a result of SPS’ participation in the SPP RTO. The SPS and SPP rate filings are now in settlement procedures.  The ultimate outcome of the rate filings is not known at this time.

SPS 2008 Wholesale Rate Case — On March 31, 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE. On April 21, 2008, a motion for dismissal and protest was filed by the four eastern New Mexico cooperatives.

In SPS’ answer to the motions to intervene and protest, SPS renewed its request for a nominal suspension of 60 days and asked the FERC to consider such a nominal suspension in exchange for SPS’ acceptance of two conditions.  The first condition was that SPS would agree to a ROE of no more than 10.25 percent and second, SPS would agree to use a 12 CP demand allocator for the period the rates will be in effect.  The SPS answer results in an annual revenue increase of $9.9 million or an overall 3.4 percent increase.

In May 2008, the FERC accepted the answer and ordered a nominal suspension for rates to go in to effect as of the date of commercial service of the LPP plant.  The LPP plant is expected to be in commercial operation in late summer of 2008.

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

Environmental Contingencies

SPS has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, SPS believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRP) and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for SPS, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense.

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  At June 30, 2008, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2008, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

In March 2006, the EPA denied the petition for reconsideration.  In June 2006, Xcel Energy and the other parties filed a petition for review of the denial of the petition for reconsideration, as well as a petition for review of the Federal Implementation Plan, with the D.C. Circuit Court of Appeals.   On July 11, 2008, the court issued an opinion upholding the EPA’s decision to include West Texas in the CAIR region, but vacating CAIR in its entirety on several other grounds and remanding the rule to EPA.   SPS is currently analyzing the opinion and its implications, and will update the following discussion of CAIR pending further review.

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

SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.  SPS will continue to review these cost projections in light of the court’s opinion vacating CAIR.

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

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where CAIR is effective. The TCEQ has determined that facilities may use CAIR as a substitute for BART for NOx and SO2.  The TCEQ is currently reviewing this determination in light of the D.C. Circuit Court of Appeals’ decision vacating CAIR.

Maddox Station Groundwater  — The New Mexico Environment Department (NMED) is requiring wastewater activity at Maddox Station to be permitted. SPS is engineering wastewater management facilities and submitted the permit application in July 2008. The estimated cost of the project is $1.8 million with an anticipated completion date in the third quarter of 2009.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit.  On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007, the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the Clean Air Act.  In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of SPS, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.   Oral arguments will be presented to the Court of Appeals on Aug. 6, 2008. It is uncertain when the Court will reach a decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.

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

7.   Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At June 30, 2008 and Dec. 31, 2007, SPS had commercial paper outstanding of  $199.0 million and $123.0 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 2.97 percent and 5.58 percent, respectively.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. At June 30, 2008 and Dec. 31, 2007, SPS had money pool borrowings of $30.0 million and $5.5 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 3.06 percent and 5.64 percent, respectively.

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

Cash Flow Hedges

Commodity Cash Flow Hedges — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At June 30, 2008, SPS had no commodity-related contracts designated as cash flow hedges.

Interest Rate Cash Flow Hedges — SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2008, SPS had net losses of $0.2 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the balance sheets at June 30 and Dec. 31:

	June 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$89,939	$57,625	$94,403	$59,419
Interest rate hedging instruments	—	5,952	—	5,967
Total	$89,939	$63,577	$94,403	$65,386

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

The impact of qualifying cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholders’ equity, is detailed in the following table:

	Six months ended June 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(6,005)	$(5,860)
After-tax net unrealized gains related to derivatives accounted for as hedges	9	507
After-tax net realized losses on derivative transactions reclassified into earnings	86	85
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(5,910)	$(5,268)

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

SPS had one interest rate derivative contract measured at fair value on a recurring basis as of June 30, 2008.  SPS uses broker quotes, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.  Given the observability of the primary inputs to pricing, the interest rate derivative liability of $6.0 million at June 30, 2008, was assigned a Level 2 under the SFAS No. 157 hierarchy.

10. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007

Interest income	$1,207	$608	$2,033	$1,454
Other nonoperating income	51	2	98	47
Insurance policy income (expenses)	109	(74)	99	(135)
Other nonoperating expense	—	(9)	—	(36)
Total interest and other income, net	$1,367	$527	$2,230	$1,330

11. Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $537.9 million and $401.1 million for the three months ended June 30, 2008 and 2007, respectively, and $956.7 million and $767.0 million for the six months ended June 30, 2008 and 2007, respectively.

12.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2008	2007	2008	2007
Net income	$3,970	$5,619	$2,705	$7,284
Other comprehensive income:
Unrealized gain – marketable securities	—	—	—	4
After-tax net unrealized gains related to derivatives accounted for as hedges	751	516	9	507
After-tax net realized losses on derivative transactions reclassified into earnings	43	43	86	85
Other comprehensive income	794	559	95	596
Comprehensive income	$4,764	$6,178	$2,800	$7,880

13. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,929	$14,555	$1,211	$1,205
Interest cost	44,677	43,028	12,894	11,635
Expected return on plan assets	(68,697)	(66,525)	(8,425)	(7,582)
Amortization of transition obligation	—	—	3,644	3,677
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,511	4,555	3,031	2,106
Net periodic benefit cost (credit)	(414)	2,100	11,811	10,496
Credits not recognized due to the effects of regulation	1,925	2,894	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$1,511	$4,994	$12,784	$11,469
SPS
Net benefit cost (credit) recognized for financial reporting	$(2,486)	$(1,813)	$866	$1,571

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Six months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,702	$31,040	$2,675	$2,906
Interest cost	85,260	82,626	25,440	25,238
Expected return on plan assets	(137,169)	(132,416)	(15,925)	(15,200)
Amortization of transition obligation	—	—	7,288	7,288
Amortization of prior service cost (credit)	10,332	12,974	(1,088)	(1,090)
Amortization of net loss	6,370	8,422	5,749	7,100
Net periodic benefit cost (credit)	(3,505)	2,646	24,139	26,242
Credits not recognized due to the effects of regulation	4,517	5,574	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$1,012	$8,220	$26,085	$28,188
SPS
Net benefit cost (credit) recognized for financial reporting	$(5,240)	$(3,819)	$1,741	$3,119

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2008.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007. Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

RESULTS OF OPERATIONS

SPS’ net income was approximately $2.7 million for the first six months of 2008, compared with net income of approximately $7.3 million for the first six months of 2007.

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$174
Retail sales growth (excluding weather impact)	10
Firm wholesale	6
Estimated impact of weather	3
SPS potential regulatory settlements	2
Increased revenues due to leap year (weather-normalized impact)	2
Sales mix	(8)
Other	1
Total increase in base electric revenues	$190

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Retail sales growth (excluding weather impact)	$10
Firm wholesale	6
Increased revenues due to leap year (weather-normalized impact)	2
Fuel handling and procurement	(8)
Sales mix	(8)
Purchased capacity costs	(3)
Estimated impact of weather	3
Total increase in base electric margin	$2

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2008 increased $5.8 million, or 5.8 percent, compared to first six months of 2007.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2008 vs. 2007
Lower employee benefit costs	$(3)
Higher labor costs	4
Higher contract labor costs	1
Higher fleet costs	1
Higher plant generation costs	1
Other	2
Total increase in other operating and maintenance expenses	$6

Income taxes - Income tax expense decreased by approximately $2.4 million for the first six months of 2008 compared with the first six months of 2007. The effective tax rate was 43.9 percent for the first six months of 2008, compared with 38.2 percent for the same period in 2007. The decrease in income tax expense and the increase in the effective tax rate were primarily due to a decrease in pretax income.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo, an affiliate of SPS, and SPS.  Xcel Energy is fully cooperating with the DOI investigation.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may, among other things, accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagrees with the preliminary report and will vigorously contest the allegations; SPS is not able to predict the outcome of the investigation or what, if any, actions the FERC may take.  As previously discussed under “Item 1A – Risk Factors” in Xcel Energy’s 2007 Annual Report on Form 10-K, the Energy Policy Act of 2005 has increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Reliability Standards Matters — In June 2008, PSCo was subject to an audit of its compliance with North American Electric Reliability Council (NERC) and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC Regional Entity for the PSCo system.  In response to information identified in during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the SPS transmission system.  That review found SPS did not have documentation demonstrating that all relay devices on the SPS system had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, SPS filed a self-report regarding the maintenance plan violations with the Southwest Power Pool (SPP), the NERC Regional Entity for the SPS system.  Xcel Energy is uncertain if the self-report will result in financial penalties being imposed on SPS.

Other Regulatory Matters

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability performance targets. In January 2008, the PUCT staff served SPS with notice that it had initiated an investigation to determine whether SPS is in compliance with the Texas Statutes and PUCT rules on reliability and continuity of service.  If SPS is found not to be in compliance, the PUCT may initiate an enforcement action and impose administrative penalties up to $25,000 per day. SPS is currently awaiting any PUCT action.

LPP Purchase Power Agreement — The LPP project is a natural gas combined cycle 604 MW plant under construction near Hobbs, New Mexico.  SPS has a purchase power agreement, which was executed in 2006, that provides for SPS to have exclusive rights to dispatch the facility.  SPS expects to begin taking energy from the plant beginning late summer of 2008 when LPP reaches commercial operation.  SPS has alleged that certain defaults have been triggered under the power purchase agreement, about which LPP and SPS are currently engaged in discussions.  However, SPS still expects that LPP will commence full commercial operation later this summer.

Texas Energy Efficiency Cost Recovery Factor Rider — On June 2, 2008 SPS filed with the PUCT for approval of an Energy Efficiency Cost Recovery Factor (EECRF) Rider. PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  SPS requests that the rider be implemented on Jan. 1, 2009. On July 3, 2008, the Alliance of Xcel Municipalities filed to intervene and has requested a hearing and that the case be consolidated with the Texas rate case.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.

Peak Day Partner Program — Due to the delay of LPP, SPS received approval in both Texas and New Mexico to accept bids from large customers to voluntarily reduce their loads during peak periods.   The program is only effective until the commercial operation date of LPP.

Texas Interruptible Credit Option and Saver’s Switch — On May 13, 2008, SPS filed an application with the PUCT and each of the 80 municipalities in SPS Texas service territory with original rate jurisdiction to revise its Interruptible Credit Option (ICO) tariff and to institute a new Saver’s Switch tariff for residential and small commercial customers.  The purpose of these programs is to mitigate peak demand on SPS’ system starting with the 2009 summer peak.  The issue of cost recovery will be handled in the Texas rate case. Three parties have intervened, one of whom has requested a hearing on SPS’ application and has also requested that the case be consolidated with the Texas rate case.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2008.

Southwestern Public Service Co.

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer