Form 10-Q
period 2008-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2008-10-24
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 24, 2008
Common Stock, $1 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Operating revenues	$610,763	$471,521	$1,567,433	$1,238,544

Operating expenses
Electric fuel and purchased power	469,617	339,041	1,217,300	899,962
Other operating and maintenance expenses	52,261	49,515	158,507	149,707
Depreciation and amortization	25,208	24,115	79,026	73,115
Taxes (other than income taxes)	11,072	10,117	31,175	30,920
Total operating expenses	558,158	422,788	1,486,008	1,153,704

Operating income	52,605	48,733	81,425	84,840

Interest and other income, net	1,738	834	3,967	2,164

Interest charges and financing costs
Interest charges — includes other financing costs of $597, $587, $1,778 and $1,762, respectively	14,179	14,119	41,663	40,871
Allowance for funds used during construction — debt	(638)	(660)	(1,898)	(1,764)
Total interest charges and financing costs	13,541	13,459	39,765	39,107

Income before income taxes	40,802	36,108	45,627	47,897
Income taxes	17,166	14,956	19,287	19,461
Net income	$23,636	$21,152	$26,340	$28,436

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2008	2007
Operating activities
Net income	$26,340	$28,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,271	75,831
Deferred income taxes	25,239	6,700
Amortization of investment tax credits	(147)	(188)
Net realized and unrealized hedging and derivative transactions	201	201
Changes in operating assets and liabilities:
Accounts receivable	(18,748)	(20,929)
Accrued unbilled revenues	1,289	(50,234)
Recoverable electric energy costs	(27,690)	63,756
Inventories	(29,592)	1,197
Prepayments and other	2,712	1,428
Accounts payable	2,227	(22,106)
Net regulatory assets and liabilities	(1,703)	(6,923)
Other current liabilities	1,504	(2,854)
Change in other noncurrent assets	(8,634)	(5,758)
Change in other noncurrent liabilities	6,515	(2,946)
Net cash provided by operating activities	61,784	65,611

Investing activities
Utility capital/construction expenditures	(127,271)	(101,584)
Investments in utility money pool arrangement	—	(95,000)
Receipts from utility money pool arrangement	—	95,000
Other investments	2,179	3,212
Net cash used in investing activities	(125,092)	(98,372)

Financing activities
Repayment of short-term borrowings – net	(33,000)	(1,000)
Borrowings under utility money pool arrangement	667,700	459,000
Repayments under utility money pool arrangement	(577,200)	(459,000)
Borrowings under 5-year unsecured credit facility	—	125,000
Capital contributions from parent	52,095	5,354
Dividends paid to parent	(46,866)	(52,825)
Net cash provided by financing activities	62,729	76,529

Net (decrease) increase in cash and cash equivalents	(579)	43,768
Cash and cash equivalents at beginning of period	714	297
Cash and cash equivalents at end of period	$135	$44,065

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$33,429	$35,499
Cash paid for income taxes (net of refunds received)	(9,416)	18,376

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,215	$3,494

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$135	$714
Accounts receivable, net	84,708	67,254
Accounts receivable from affiliates	10,050	8,756
Accrued unbilled revenues	107,036	108,325
Recoverable electric energy costs	50,391	22,701
Inventories	46,935	17,343
Derivative instruments valuation	8,926	8,926
Prepayments and other	4,737	7,449
Deferred income taxes	—	2,970
Total current assets	312,918	244,438

Property, plant and equipment, net	2,091,051	2,043,426

Other assets:
Prepaid pension asset	126,918	117,948
Derivative instruments valuation	78,782	85,477
Regulatory assets	113,763	124,900
Other investments	291	2,470
Deferred charges and other	6,975	6,855
Total other assets	326,729	337,650
Total assets	$2,730,698	$2,625,514

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$—
Short-term debt	90,000	123,000
Borrowings under utility money pool arrangement	96,000	5,500
Accounts payable	148,543	153,130
Accounts payable to affiliates	10,218	9,432
Taxes accrued	22,594	22,902
Dividends payable to parent	14,929	15,931
Accrued interest	17,654	12,816
Deferred income taxes	3,449	—
Derivative instruments valuation	4,567	4,468
Other	21,035	24,062
Total current liabilities	528,989	371,241

Deferred credits and other liabilities:
Deferred income taxes	478,959	462,228
Regulatory liabilities	127,509	133,025
Derivative instruments valuation	58,213	60,918
Asset retirement obligations	3,233	3,592
Deferred investment tax credits	2,848	2,995
Pension and employee benefit obligations	22,607	23,871
Other	15,686	7,458
Total deferred credits and other liabilities	709,055	694,087

Commitments and contingent liabilities
Capitalization:
Long-term debt	674,131	774,033
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	555,161	503,066
Retained earnings	269,293	289,092
Accumulated other comprehensive loss	(5,931)	(6,005)
Total common stockholder’s equity	818,523	786,153
Total liabilities and equity	$2,730,698	$2,625,514

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of SPS as of Sept. 30, 2008, and Dec. 31, 2007; the results of its operations for the three and nine months ended Sept. 30, 2008 and 2007; and its cash flows for the nine months ended Sept. 30, 2008 and 2007. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Financial Statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2007, filed with the Securities and Exchange Commission on Feb. 20, 2008.  Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Fair Value Measurements — SPS presents cash equivalents and interest rate derivatives at estimated fair values in its financial statements.  Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including commercial paper and money market funds, are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  For interest rate derivatives, quoted prices based primarily on observable market price curves are used as a primary input to establish fair value.

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

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, SPS adopted SFAS No. 159 and the adoption did not have a material impact on its financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective Nov. 15, 2008. SPS does not believe that implementation of SFAS No. 162 will have any material impact on its financial statements.

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

3.  Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$88,471	$70,420
Less allowance for bad debts	(3,763)	(3,166)
	$84,708	$67,254

Inventories:
Materials and supplies	$16,750	$14,039
Fuel	30,185	3,304
	$46,935	$17,343

Property, plant and equipment, net:
Electric utility plant	$3,541,989	$3,476,146
Construction work in progress	93,600	78,436
Total property, plant and equipment	3,635,589	3,554,582
Less accumulated depreciation	(1,544,538)	(1,511,156)
	$2,091,051	$2,043,426

4. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007.

In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit. As of Sept. 30, 2008, SPS’ earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $2.3 million and  $3.3 million on Dec. 31, 2007 and Sept. 30, 2008, respectively. These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $0.1 million as of Dec. 31, 2007 and Sept. 30, 2008.

The unrecognized tax benefit balance included $0.3 million and $0.3 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $2.0 million and $3.0 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.7 million from July 1, 2008 to Sept. 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume. However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers. The liability for interest related to unrecognized tax benefits on Dec. 31, 2007, was not material.  The change in the interest liability from Dec. 31, 2007, to Sept. 30, 2008, was not material.  No amounts were accrued for penalties as of Sept. 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed with the PUCT, and the 80 cities in SPS’ Texas service territory with original rate jurisdiction, a request for a Texas system retail electric general rate increase.  The filing requests an overall increase in annual revenues of approximately $61.3 million, or an increase of 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenues will decline by $33.1 million, primarily due to the fuel savings from SPS’ power purchases from the Hobbs generating facility, which is owned by Lea Power Partners, LLC (LPP).  Hobbs is a natural gas combined cycle 604-megawatt (MW) plant in New Mexico, which came on line in September 2008.

The rate filing is based on a 2007 calendar year test year adjusted for known and measurable changes and includes a requested rate of ROE of 11.25 percent, net rate base of approximately $989.4 million allocated to the Texas retail jurisdiction, and an equity ratio of 51.0 percent.

In SPS’ last Texas rate case, the parties agreed that SPS should seek, in this rate filing, interim rate relief of $18 million per year for the LPP purchase agreement.  The interim rates went into effect when the LPP plant came on line in September 2008.  The deadline for the PUCT to act on SPS’ request is March 31, 2009.

The filing with the PUCT also includes a request to reconcile (i.e. seek final approval for) $1.0 billion of SPS’ fuel and purchased power costs for calendar years 2006 and 2007.

On Oct. 13, 2008, the Office of Public Utility Counsel (OPUC), the Association of Xcel Municipalities (AXM) and the Texas Industrial Energy Consumers (TIEC) filed testimony on the revenue requirements portion of the case.

•                  The OPUC recommended a reduction to SPS’ $94.4 million base revenue request of  $27.1 million based on an ROE of 9.95 percent.

•                  The TIEC recommended a reduction of $28.6 million based on an ROE of 10.0 percent.

•                  The AXM recommended a reduction of $71.7 million, based on an ROE of 9.5 percent.  AXM also recommended a $3 million disallowance of fuel costs associated with the assignment of incremental cost to a wholesale contract with EPE.

The PUCT filed testimony on Oct. 21, 2008 recommending a reduction to SPS’ $94.4 million base revenue request of $49.8 million based on an ROE of 10.32 percent.

The remaining procedural schedule is as follows:

•                  PUCT staff and intervenors cross-rebuttal testimony is expected to be filed on Oct. 28, 2008;

•                  SPS rebuttal testimony is expected to be filed on Nov. 4, 2008;

•                  The hearing on the merits is expected to begin on Nov. 12, 2008; and

•                  Final order expected by March 31, 2009.

On June 2, 2008, SPS filed an application for approval of an energy efficiency cost recovery factor rider.  On Sept. 15, 2008, the PUCT concluded that the rule under which the application was filed does not apply to SPS, but that SPS should be allowed to seek recovery of the energy efficiency costs in this base rate case.  On Oct. 3, 2008, SPS made a supplemental filing in the base rate case to request recovery of the energy efficiency costs.

John Deere Wind Complaint — On June 27, 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects. SPS responded that the payments to JD Wind for energy produced from its Qualifying Facility is appropriate and in accordance with SPS’ filed tariffs with the PUCT. The PUCT referred the complaint to the State Office of Administrative Hearings.  On Aug. 14, 2008, JD Wind filed testimony claiming SPS has been underpaying JD Wind for its energy.  On Sept. 15, 2008, SPS and Occidental Permian, Ltd., filed answering testimony. Hearings were held before an administrative law judge (ALJ) on Oct. 13 through 16, 2008.  The matter has yet to be briefed.  The ultimate outcome of this complaint proceeding is not known at this time.

Electric and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Factor Rulemaking — In November 2007, the PUCT adopted new rules relating to TCR factor outside of a base rate case. The rule establishes the mechanism by which SPS can request annual recovery of its reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges that are not included in existing rates. This new rule allows SPS more timely recovery of transmission cost increases between base rate cases.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

New Mexico Electric Rate Case — In July 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or 6.6 percent.  The rate filing was based on a 2006 test year adjusted for known and measurable changes and included a requested ROE of 11.0 percent, an electric rate base of approximately $307.3 million and an equity ratio of 51.2 percent.

On Aug. 26, 2008, the NMPRC issued its final order authorizing an overall rate increase of $10.8 million based on a 10.18 percent ROE.  This increase is based on a $7 million electric base rate increase and a rider to recover $3.8 million of restructuring costs.  The NMPRC disallowed $3.5 million in rate base for historical DSM expenditures and certain rate case and prepaid pension expenses.

SPS implemented the base rates on Sept. 14, 2008.  On Sept. 25, 2008, SPS filed for rehearing on certain issues.  On Oct. 14, 2008, the NMPRC denied SPS’ motion for rehearing.

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

A hearing on the merits of the settlement was held in April 2008.  On June 3, 2008, the hearing examiner certified the unanimous stipulation to the NMPRC.  The NMPRC held a hearing on Aug. 14, 2008 to enable the NMPRC to directly question the witnesses who supported the unanimous stipulation.  On Aug. 26, 2008, the NMPRC issued a final order approving the unanimous stipulation.

Investigation of SPS Participation in Southwest Power Pool, Inc. (SPP) — In October 2007, the NMPRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the SPP Regional Transmission Organization (RTO). The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico.  SPS filed its direct testimony on July 31, 2008.

The following procedural schedule has been established:

•                  Intervention deadline on Nov. 3, 2008;

•                  Staff and intervenor direct testimony due on Feb. 3, 2009;

•                  SPS rebuttal testimony due on March 6, 2009; and

•                  The hearing on the merits is expected to begin on March 31, 2009.

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

In May 2006, a FERC ALJ issued an initial decision in the proceeding. The ALJ found that SPS should recalculate its wholesale fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting from such costs the incremental fuel costs attributed to SPS’ sales of system firm capacity and associated energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (3 CP) demand allocator.

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

•                     Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006. The Settlement also resolves all base rate issues in SPS’ subsequent proceeding related to the period July 1, 2006 through Sept. 30, 2008, other than the method to be used to allocate demand related costs and provided for two sets of agreed on rates that are dependent on the ultimate resolution of that issue. If SPS prevails in its support of the 12-month coincident peak (12 CP) demand allocation method, there would be no impact to earnings for this period.   As discussed below, the ALJ issued an initial decision finding that SPS’ proposed 12-CP demand methodology is appropriate and a hearing is not necessary.

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

On July 21, 2008, SPS submitted it compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due the full requirements customers.  As of Sept. 30, 2008, SPS has accrued an amount sufficient to cover the estimated refund obligation.

Wholesale 2005 Power Base Rate Application — In December 2005, SPS filed for a $2.5 million increase in wholesale power rates to certain electric cooperatives. In January 2006, the FERC conditionally accepted the proposed rates for filing and the $2.5 million power rate increase became effective on July 1, 2006, subject to refund. The FERC also set the rate increase request for hearing and settlement judge procedures. In September 2006, offers of settlement with respect to the five full-requirements customers and with respect to PNM were filed for approval. In September 2007, the FERC accepted the settlement with the full-requirements customers. In September 2008, the FERC issued an order accepting the contested partial settlement with PNM.

As noted, the Power Base Rate Application relating to Golden Spread was settled in conjunction with the Complaint Settlement discussed above. Therefore, SPS has settled with all parties in the Wholesale 2005 Power Base Rate Application, except for resolution with Golden Spread of the demand cost allocation methodology.  SPS and the full-requirements customers have requested that the demand allocation issue be summarily ruled on in SPS’ favor.  On Aug. 29, 2008, the ALJ issued an initial decision finding that SPS’ proposed 12 CP demand methodology is appropriate and a hearing is not necessary.  Therefore, SPS will owe no refunds to Golden Spread as a result of the demand allocation methodology.  Golden Spread has accepted the recommended decision.  The initial decision is now pending before the FERC for final action.

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

In February 2008, the FERC accepted the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures. The FERC granted a 50 basis point adder to the ROE that it will determine in this proceeding as a result of SPS’ participation in the SPP RTO. The filed rates, updated for 2007 actual costs and projected 2008 transmission plant additions, were placed into effect on July 6, 2008, subject to refund.  The SPS and SPP rate filings are now in settlement procedures.  The ultimate outcome of the rate filings is not known at this time.

SPS 2008 Wholesale Rate Case — On March 31, 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE. On April 21, 2008, a motion for dismissal and protest was filed by the four eastern New Mexico cooperatives.

In SPS’ answer to the motions to intervene and protest, SPS renewed its request for a nominal suspension of 60 days and asked the FERC to consider such a nominal suspension in exchange for SPS’ acceptance of two conditions.  The first condition was that SPS would agree to a ROE of no more than 10.25 percent and second, SPS would agree to use a 12 CP demand allocator for the period the rates will be in effect.  The SPS answer would result in an annual revenue increase of $9.9 million or an overall 3.4 percent increase.

In May 2008, the FERC accepted the answer and ordered a nominal suspension for rates to go in to effect as of the date of commercial service of the LPP plant.  The LPP plant went into commercial operation on Sept. 16, 2008 and the proposed rates went into effect at that time, subject to refund.  The FERC set the rate filing for hearings and settlement procedures, and the case is currently in settlement discussions.  The ultimate outcome of the rate filings is not known at this time.

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

Operating Leases — SPS began taking power under a purchased power agreement during the third quarter of 2008 that is being accounted for as an operating lease in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases.  Future commitments under this purchase power agreement being accounted for as an operating lease are:

Purchase Power Agreement Operating Leases
(Millions of Dollars)
2008	$13.0
2009	44.4
2010	44.4
2011	44.4
2012	44.4
Thereafter	921.7

Variable Interest Entities (VIE) — SPS has certain long-term power purchase agreements with independent power producing entities that contain tolling arrangements under which SPS procures the fuel required to produce the energy purchased.  SPS enters into these agreements to meet electric system capacity and energy needs.  SPS is not subject to risk of loss from the operations of these potential VIEs.  SPS has evaluated such entities for possible consolidation under “FASB Interpretation No. 46R Consolidation of Variable Interest Entities”.  We have concluded that SPS is not the primary beneficiary of these entities, and therefore, these entities are not required to be consolidated in SPS’s financial statements.  See additional discussion of purchased power agreements in Note 12 of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2007.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  At Sept. 30, 2008, SPS was a party to third party and other sites, such as landfills, to which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2008, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

Clean Air Interstate Rule (CAIR) — In March 2005, the Environmental Protection Agency (EPA) issued the CAIR to further regulate SO2 and nitrogen oxide (NOx) emissions.  The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In July 2008, a three-judge panel of the D.C. Circuit Court of Appeals vacated CAIR and remanded the rule to the EPA.  The EPA subsequently requested a rehearing en banc, or by the full court.   The D.C. Circuit Court of Appeals has yet to rule on the EPA’s petition for rehearing.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants. The Texas Commission of Environmental Quality (TCEQ) has adopted by reference the EPA model program.  In February 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.   Given the many uncertainties created by the court’s opinion, it is not possible at this time to provide an accurate cost estimate.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where CAIR is effective. The TCEQ had determined that facilities may use CAIR as a substitute for BART for NOx and SO2.  The TCEQ is currently reviewing this determination in light of the D.C. Circuit Court of Appeals’ decision vacating CAIR. The TCEQ has not indicated any desire to develop state rules at this time.

Maddox Station Groundwater  — The New Mexico Environment Department (NMED) is requiring wastewater activity at Maddox Station to be permitted. SPS is developing the engineering wastewater management facilities and submitted the permit application in July 2008.   The estimated cost of the project is $1.8 million with an anticipated completion date in June 2009.

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

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of SPS, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.   Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. On Sept. 26, 2008 the Court of Appeals notified the parties that this matter was set for re-argument on Nov. 3, 2008. No explanation was given for the decision.

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

7.   Short-Term Borrowings and Other Financing Activities

Commercial Paper — At Sept. 30, 2008 and Dec. 31, 2007, SPS had commercial paper outstanding of  $90.0 million and $123.0 million, respectively.  The weighted average interest rates at Sept. 30, 2008 and Dec. 31, 2007 were 2.98 percent and 5.58 percent, respectively.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100.0 million under the arrangement. At Sept. 30, 2008 and Dec. 31, 2007, SPS had money pool borrowings of $96.0 million and $5.5 million, respectively.  The weighted average interest rates at Sept. 30, 2008 and Dec. 31, 2007 were 3.00 percent and 5.64 percent, respectively.

Credit Facilities — On Oct. 10, 2008, SPS borrowed $125 million under the SPS $250 million credit agreement. SPS took this step to provide additional certainty of short-term funding until liquidity improves in the A2/P2 commercial paper market.

8.     Derivative Instruments

SPS uses derivative instruments in connection with its interest rate hedging, short-term wholesale, and commodity trading activities, including forward contracts, futures, swaps and options.  Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that SPS is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Sept. 30, 2008, SPS had no commodity-related contracts designated as cash flow hedges.

Interest Rate Cash Flow Hedges — SPS enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At Sept. 30, 2008, SPS had $0.2 million of net losses in accumulated other comprehensive income related to interest rate derivatives that are expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the balance sheets at Sept. 30 and Dec. 31:

	Sept. 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$87,708	$56,728	$94,403	$59,419
Interest rate hedging instruments	—	6,052	—	5,967
Total	$87,708	$62,780	$94,403	$65,386

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

The impact of qualifying cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholders’ equity, is detailed in the following table:

	Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(6,005)	$(5,860)
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(55)	117
After-tax net realized losses on derivative transactions reclassified into earnings	129	128
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(5,931)	$(5,615)

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

SPS had one interest rate derivative contract measured at fair value on a recurring basis as of Sept. 30, 2008.  SPS uses quoted prices, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.  Given the observability of the primary inputs to pricing, the interest rate derivative liability of $6.1 million at Sept. 30, 2008, was assigned a Level 2 under the SFAS No. 157 hierarchy.

10. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007

Interest income	$1,567	$730	$3,599	$2,184
Other nonoperating income	192	194	290	205
Insurance policy income (expenses)	(21)	(90)	78	(225)
Total interest and other income, net	$1,738	$834	$3,967	$2,164

11. Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $610.8 million and $471.5 million for the three months ended Sept. 30, 2008 and 2007, respectively, and $1,567.4 million and $1,238.5 million for the nine months ended Sept. 30, 2008 and 2007, respectively.

12.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Net income	$23,636	$21,152	$26,340	$28,436
Other comprehensive income (loss):
Unrealized gain – marketable securities	—	—	—	4
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(64)	(390)	(55)	117
After-tax net realized losses on derivative transactions reclassified into earnings	43	43	129	128
Other comprehensive (loss) income	(21)	(347)	74	249
Comprehensive income	$23,615	$20,805	$26,414	$28,685

13. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,851	$15,520	$1,338	$1,453
Interest cost	42,630	41,313	12,720	12,619
Expected return on plan assets	(68,584)	(66,208)	(7,963)	(7,600)
Amortization of transition obligation	—	—	3,644	3,644
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,185	4,211	2,875	3,550
Net periodic benefit (credit) cost	(1,752)	1,323	12,070	13,121
Credits not recognized due to the effects of regulation	2,258	2,787	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$506	$4,110	$13,042	$14,093
SPS
Net benefit (credit) cost recognized for financial reporting	$(2,620)	$(1,909)	$871	$1,560

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Nine months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$47,553	$46,560	$4,013	$4,359
Interest cost	127,890	123,939	38,160	37,857
Expected return on plan assets	(205,753)	(198,624)	(23,888)	(22,800)
Amortization of transition obligation	—	—	10,932	10,932
Amortization of prior service cost (credit)	15,498	19,461	(1,632)	(1,635)
Amortization of net loss	9,555	12,633	8,624	10,650
Net periodic benefit (credit) cost	(5,257)	3,969	36,209	39,363
Credits not recognized due to the effects of regulation	6,775	8,361	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$1,518	$12,330	$39,127	$42,281
SPS
Net benefit (credit) cost recognized for financial reporting	$(7,860)	$(5,728)	$2,612	$4,679

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

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007 and in Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.  Continued distress in the financial markets may impact the fair value of the debt and equity securities in SPS’s pension and postretirement health care plan trusts, as well as SPS’s ability to earn a return on short-term investments of excess cash.

RESULTS OF OPERATIONS

SPS’ net income was approximately $26.3 million for the first nine months of 2008, compared with net income of approximately $28.4 million for the first nine months of 2007.

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$309
Retail sales growth (excluding weather impact)	14
Firm wholesale	8
SPS regulatory settlements	3
Increased revenues due to leap year (weather-normalized impact)	2
Retail customer sales mix	(7)
Total increase in base electric revenues	$329

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Retail sales growth (excluding weather impact)	$14
Firm wholesale	8
Retail fuel recovery	4
Increased revenues due to leap year (weather-normalized impact)	2
Fuel handling and procurement	(8)
Retail customer sales mix	(7)
Purchased capacity costs	(3)
Other	2
Total increase in base electric margin	$12

Non-Fuel Operating Expense and Other Items

Other operating and maintenance expenses — Other operating and maintenance expenses for the first nine months of 2008 increased $8.8 million, or 5.9 percent, compared to first nine months of 2007.  The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2008 vs. 2007
Higher labor, contract labor and consulting costs	$6
Higher plant generation costs	2
Higher license fees and permits	1
Lower employee benefit costs	(5)
Other (including fleet, insurance and materials and supplies costs)	5
Total increase in other operating and maintenance expenses	$9

Income taxes — Income tax expense decreased by approximately $0.2 million for the first nine months of 2008 compared with the first nine months of 2007. The effective tax rate was 42.3 percent for the first nine months of 2008, compared with 40.6 percent for the same period in 2007. The decrease in income tax expense and the increase in the effective tax rate were primarily due to a decrease in pretax income.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo, an affiliate of SPS, and SPS.  Xcel Energy is fully cooperating with the DOI investigation.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may, among other things, accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagrees with the preliminary report and has responded to the DOI allegations; SPS is not able to predict the outcome of the investigation or what, if any, actions the FERC may take.  As previously discussed under “Item 1A – Risk Factors” in Xcel Energy’s 2007 Annual Report on Form 10-K, the Energy Policy Act of 2005 has increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Reliability Standards Matters — In April 2008, a self-report was filed with Southwest Power Pool (SPP) indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  In June 2008, PSCo was subject to an audit of its compliance with North American Electric Reliability Corporation (NERC) and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC Regional Entity for the PSCo system.  In response to information identified during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the SPS transmission system.  That review found SPS did not have documentation demonstrating that all relay devices on the SPS system had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, SPS filed a self-report regarding the maintenance plan violations with the SPP, the NERC Regional Entity for the SPS system.  In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC critical infrastructure protection standards applicable to control centers effective July 1, 2008, SPS filed a self-report with the SPP disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  SPS filed a mitigation plan with the SPP within 30 days of the self-reports discussing how the deficiencies were corrected Xcel Energy is uncertain if the self-reports will result in financial penalties being imposed on SPS.

Other Regulatory Matters

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan requiring SPS to comply with electric service reliability performance targets. In January 2008, the PUCT staff served SPS with notice that it had initiated an investigation to determine whether SPS is in compliance with the Texas Statutes and PUCT rules on reliability and continuity of service.  SPS agreed to settle this compliance issue with a $48,000 penalty.

Texas Energy Efficiency Cost Recovery Factor (EECRF) Rider — On June 2, 2008, SPS filed with the PUCT for approval of an EECRF Rider. PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  SPS requests that the rider be implemented on Jan. 1, 2009.  On Sept. 15, 2008, the PUCT concluded that the rule under which the application was filed does not apply to SPS and the energy efficiency costs could be recovered in the pending Texas retail base rate case.

Texas Interruptible Credit Option and Saver’s Switch — On May 13, 2008, SPS filed an application with the PUCT and each of the 80 municipalities in SPS Texas service territory with original rate jurisdiction to revise its Interruptible Credit Option (ICO) tariff and to institute a new Saver’s Switch tariff for residential and small commercial customers.  The purpose of these programs is to mitigate peak demand on SPS’ system starting with the 2009 summer peak.  The issue of cost recovery will be handled in the Texas rate case.  SPS filed its unopposed settlement and proposed final order in October 2008.  The tariffs will be effective Jan. 1, 2009.

Texas Renewable Energy Zones — In 2007, the PUCT designated competitive renewable energy zones (CREZs), which are regions of the state that are sufficient to develop renewable energy generation sources, such as wind.  Several CREZ areas within the SPS service region were designated for potential development. A statewide study conducted by the Electric Reliability Council of Texas (ERCOT) identifies the Texas panhandle as having the top four of the state’s primary areas for wind energy expansion.  On Aug. 15, 2008, the PUCT issued a final order identifying a transmission plan to deliver approximately 18,000 MW of wind energy to load centers in ERCOT. The plan includes lines in the Texas Panhandle. Cost of this transmission plan is almost $5 billion, not including collector lines, and it will be paid for by ERCOT customers, not by SPS. A proceeding is now underway at the PUCT to select transmission providers to construct CREZ lines and associated facilities. This step is expected to be completed in the first quarter 2009, after which transmission providers will begin preparing certification applications.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.

LPP Purchase Power Agreement — The LPP project is a natural gas combined cycle 604 MW plant near Hobbs, New Mexico.  SPS has a purchase power agreement, which was executed in 2006, that provides for SPS to have exclusive rights to dispatch the facility.  The LPP plant started commercial operations on Sept. 16, 2008 at which time SPS began taking energy and the proposed rates went into effect, subject to refund.  The FERC set the rate filing for hearings and settlement procedures and the case is currently in settlement discussions.  The ultimate outcome of the rate filings is not known at this time.

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

Item 1A. RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the risk factors as follows.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Retail credit risk is comprised of numerous factors including the overall level of economic activity in our various service territories and price of products and services provided.

Credit risk also includes the risk that short-term wholesale and commodity trading counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

SPS does have additional indirect credit exposures to various financial institutions in the form of letters of credit provided as security by power suppliers under various long-term physical purchased power contracts.    If any of the credit ratings of the letter of credit issuers were to drop below the designated investment grade rating stipulated in the underlying long term purchased power contracts, the supplier would need to replace that security with an acceptable substitute.  If the security were not replaced, the party would be in technical default under the contract, which would enable SPS to exercise its contractual rights.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.   Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the Capital Markets risk section in the 2007 Annual Report on Form 10-K.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. Additionally, the cost of those commodities may be higher than expected.

Item 6. EXHIBITS

The following Exhibits are filed with this report:

*3.01	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
*3.02	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 24, 2008.

Southwestern Public Service Co.

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer