Form 10-K
period 2008-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2009-03-02
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-03789

SOUTHWESTERN PUBLIC SERVICE COMPANY

(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

Tyler at Sixth, Amarillo, Texas  79101

(Address of principal executive offices)

Registrant’s Telephone number, including area code:  303-571-7511

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒ No

As of March 2, 2009, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Xcel Energy Inc.’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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
NERC

North American Electric Reliability Council. A self-regulatory organization, subject to oversight by the U.S. Federal Energy Regulatory Commission and government authorities in Canada, to develop and enforce reliability standards.

NMPRC

New Mexico Public Regulatory Commission. The state agency that regulates the retail rates and services and construction of transmission or generation by SPS in New Mexico. The NMPRC also has jurisdiction over the issuance of securities by SPS.

PUCT	Public Utility Commission of Texas. The state agency that regulates the retail rates, services and other aspects of SPS’ operations in Texas.
TCEQ	Texas Commission on Environmental Quality
SEC	Securities and Exchange Commission

Other Terms and Abbreviations
AFDC

Allowance for funds used during construction. Defined in regulatory accounts as a non-cash accounting convention that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in property accounts and included in income.

ALJ	Administrative law judge. A judge presiding over regulatory proceedings.
ARO	Asset Retirement Obligation. Obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
BART	Best Available Retrofit Technology
CO2	Carbon dioxide
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
COLI	Corporate-owned life insurance
derivative instrument	A financial instrument or other contract with all three of the following characteristics:
• An underlying and a notional amount or payment provision or both,
•

Requires no initial investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, and

•

Terms require or permit a net settlement, can be readily settled net by means outside the contract or provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement.

distribution	The system of lines, transformers, switches and mains that connect electric transmission systems to customers.
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board

Fitch	Fitch Ratings
GAAP	Generally accepted accounting principles
generation

The process of transforming other forms of energy, such as nuclear or fossil fuels, into electricity. Also, the amount of electric energy produced, expressed in megawatts (capacity) or megawatt hours (energy).

GHG	Greenhouse Gas
JOA	Joint operating agreement among the utility subsidiaries electricity or natural gas for ultimate consumption.
LIBOR	London Interbank Offered Rate
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services Inc.
native load	The customer demand of retail and wholesale customers whereby a utility has an obligation to serve: e.g., an obligation to provide electric service created by statute or long-term contract.
NOx	Nitrogen oxide
OATT	Open Access Transmission Tariff
PUHCA	Public Utility Holding Company Act of 1935. Enacted to regulate the corporate structure and financial operations of utility holding companies.
QF

Qualifying facility. As defined under the Public Utility Regulatory Policies Act of 1978, a QF sells power to a regulated utility at a price equal to that which it would otherwise pay if it were to build its own power plant or buy power from another source.

QSP	Quality of service plan. Provides for bill credits to retail customers if the utility does not achieve certain operational performance targets and/or specific capital investments for reliability.
rate base	The investor-owned plant facilities for generation, transmission and distribution and other assets used in supplying utility service to the consumer.
ROE	Return on equity
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

wheeling or transmission	An electric service wherein high voltage transmission facilities of one utility system are used to transmit power generated within or purchased from another system.

Measurements
KW	Kilowatts (one KW equals one thousand watts)
Kwh	Kilowatt hours
MMBtu	One million BTUs
MW	Megawatts (one MW equals one thousand KW)
Watt	A measure of power production or usage.

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS, a wholly owned subsidiary of Xcel Energy, is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 39 percent of its total sales in 2008.  SPS provides electric utility service to approximately 393,000 customers.  Approximately 77 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2008.  Generally, SPS’ earnings range from approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

SPS focuses on growing through investments in electric rate base to meet growing customer demands, environmental and renewable energy initiatives and to maintain or increase reliability and quality of service to customers.  SPS files periodic rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

ELECTRIC UTILITY OPERATIONS

Overview

Climate Change and Clean Energy — Like most other utilities, SPS is subject to a significant array of environmental regulations focused on many different aspects of its operations.  There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  SPS’ electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  Numerous states have proposed or implemented clean energy policies, such as renewable energy portfolio standards or demand side management (DSM) programs, in part designed to reduce the emissions of GHGs.  Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies and regulations.  SPS is advocating with state and federal policy makers for climate change and clean energy policies that will result in significant long-term reduction in GHG emissions, develop low-emitting technologies and secure, cost-effective energy supplies for our customers and our nation.

While SPS is not currently subject to state or federal limits on its GHG emissions, SPS has undertaken a number of initiatives to prepare for climate change regulation and reduce our GHG emissions.  These initiatives include emission reduction programs, energy efficiency and conservation programs, renewable energy development and technology exploration projects.  Although the impact of climate change policy on SPS will depend on the specifics of state and federal policies, legislation and regulation, we believe that, based on prior state commission practice, we would be granted the authority to recover the cost of these initiatives through rates.

Utility Restructuring and Retail Competition — The FERC has continued with its efforts to promote more competitive wholesale markets through open-access transmission and other means.  As a consequence, SPS and their wholesale customers can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries’ to serve their native load.

SPS supports the continued development of wholesale competition and non-discriminatory wholesale open-access transmission services.  SPS is also still pursuing strengthening its transmission system internally to alleviate north and south congestion within the Texas Panhandle and other lines to increase the transfer capability between the Texas Panhandle and other electric systems.

In 2002, Texas implemented retail competition, but it is presently limited to utilities within the Electric Reliability Council of Texas (ERCOT), which does not include SPS.  In Texas, SPS can file a plan to implement competition, subject to regulatory approval.  Local market conditions and political realities must be considered in proposing the transition to competition.  SPS has been unable to develop a plan for the Texas Panhandle to move toward competition that would be in the best interests of its customers.  As a result, SPS does not plan to propose retail competition in the Texas Panhandle until required by law.  New Mexico repealed its legislation related to retail electric utility competition.

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

Fuel, Purchased Energy and Conservation Cost Recovery Mechanisms — Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric rates. The regulations allow retail fuel factors to change up to three times per year.

The regulations also require refunding or surcharging over- or under-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased energy costs, if this condition is expected to continue.

PUCT regulations require periodic examination of SPS fuel and purchased energy costs, the efficiency of the use of fuel and purchased energy, fuel acquisition and management policies and purchased energy commitments. SPS is required to file an application for the PUCT to retrospectively review fuel and purchased energy costs at least every three years.  The NMPRC has authorized SPS to implement a monthly adjustment factor for a fuel and purchased power cost adjustment clause for SPS’ New Mexico retail jurisdiction.

SPS recovers fuel and purchased energy costs from its wholesale customers through a wholesale fuel and purchased economic energy cost adjustment clause (FCAC) accepted for filing by the FERC.

Performance-Based Regulation and Quality of Service Requirements — In Texas, SPS is subject to a quality of service plan (QSP) requiring SPS to comply with electric service reliability performance targets. In October 2008, the PUCT staff served SPS with notice that it had initiated an investigation to determine whether SPS is in compliance with the Texas statutes and PUCT rules on reliability and continuity of service.  NMPRC regulations require SPS to periodically file requesting authority to continue using its FPPCAC.  In that proceeding, the NMPRC reviews SPS’ use of its FPPCAC since the filing of its previous fuel clause continuation filing.  SPS’ next fuel clause continuation filing is due Aug. 26, 2010.

Texas Energy Efficiency Cost Recovery Factor (EECRF) Rider — PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  In September 2008, the PUCT concluded that the rule under which the application was filed does not apply to SPS and the energy efficiency costs could be recovered in the pending Texas retail base rate case.   SPS filed supplemental testimony in the currently pending Texas retail base rate case seeking cost recovery.

Texas Renewable Energy Zones — In 2007, the PUCT designated competitive renewable energy zones (CREZs), which are regions of the state that are sufficient to develop renewable energy generation sources, such as wind.  Several CREZ areas within the SPS service region were designated for potential development. A statewide study conducted by the ERCOT identifies the Texas panhandle as having the top four of the state’s primary areas for wind energy expansion.  On Aug. 15, 2008, the PUCT issued a final order identifying a transmission plan to deliver approximately 18,000 MW of wind energy to load centers in ERCOT. The plan includes lines in the Texas Panhandle. Cost of this transmission plan is almost $5 billion, not including collector lines, and it will be paid for by ERCOT customers, not by SPS. A proceeding is now underway at the PUCT to select transmission providers to construct CREZ lines and associated facilities.  Designations of transmission service providers to construct CREZ transmission projects were made at the PUCT open meeting on Jan. 29, 2009.   In a unanimous decision, lines in Panhandle CREZs were assigned to Sharyland Utilities, Cross Texas Transmission and Wind Energy Transmission Texas (WETT).  Priority lines located in central and west Texas CREZs were mostly assigned to Oncor and LCRA.  These transmission providers will begin preparing certification applications.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2009, assuming normal weather, is listed below.

System Peak Demand (in MW)
2006	2007	2008	2009 Forecast
4,711	4,731	4,996	5,122

The peak demand for the SPS system typically occurs in the summer. The 2008 uninterrupted system peak demand for SPS occurred on Aug. 5, 2008.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, power purchases and demand-side management options to meet its net dependable system capacity requirements.

Purchased Power — SPS has contracts to purchase power from other utilities and independent power producers. Capacity is the measure of the rate at which a particular generating source produces electricity. Energy is a measure of the amount of electricity produced from a particular generating source over a period of time. Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.  SPS also makes short-term purchases to comply with minimum availability requirements, and to obtain energy at a lower cost.

SPS Resource Planning

Lea Power Partners (LPP) — LPP, which was late meeting its contractual commercial operation date, was officially declared commercial on Sept. 16, 2008.  Because of the delay, SPS received approximately $12 million in delay damages.  The Purchase Power Agreement (PPA), which was executed in 2006, provides for SPS to have exclusive rights to the facility for a period of 25 years.   LPP’s generation is a two-by-one natural gas combined cycle 604 MW plant located near Hobbs, N. M.

Integrated Resource Planning — SPS is required to file an Integrated Resource Plan (IRP) before the NMPRC by July 2009.  Also as part of this mandate, SPS must initiate a public advisory process on or before July 2008.  Meetings have occurred periodically since the July 2008 date and are expected to continue throughout 2009 up until the time the plan is filed in July 2009.

Renewable Energy Portfolio Plan — SPS is required to file its plan with the NMPRC by July 1, 2009, for meeting the calendar year 2010 Renewable Portfolio Standard (RPS).  This renewable energy portfolio requires minimums of 20 percent for wind energy, 20 percent for solar energy, and 10 percent for other renewable energy technologies, as defined within the rule.   The rule also requires the following minimums for distributed generation: 1 and 1.5 percent for calendar years 2011 through 2014; and 3 percent beginning in calendar year 2015.  SPS released an RFP on Feb. 1, 2008, to meet the above regulatory mandate.  SPS is contemplating execution of certain commercial agreements on or before its next filing on or before July 2009.

Pending Resource Solicitations — SPS released four Request For Proposal (RFP)’s during 2008.  The proposals target capacity and energy resources as follows: up to 200 MW under terms of 3 to 8 years with deliveries beginning either June 2010 or June 2011, up to 200 MW of wind resources located in the Texas portion of the SPS balancing authority, and up to 600 MW of dispatchable resources with terms of up to 20 years and deliveries beginning either June 2012 or June 2013.  SPS expects to have finalized each of these solicitation efforts before the end of 2009 and may seek certain regulatory approvals of any resulting agreements.

Purchased Transmission Services — SPS has contractual arrangements with SPP and regional transmission service providers to deliver power and energy to its native load customers, which are retail and wholesale load obligations with terms of more than one year.

All of the transmission arrangements for the SPS systems are through FERC approved OATT. SPS also has several transmission arrangements through the SPP OATT. The SPP is a RTO that, among other things, administers an OATT for all its members. SPS’ entire service territory is within the SPP footprint, and SPS is a member of the SPP. The SPP owns no transmission facilities. Rather, the SPP is responsible for ensuring that transmission service across facilities owned by others, including SPS, is made available and used on a reliable and non-discriminatory basis. These OATTs contain policies and procedures for reliable use of the transmission systems for transmission, generation and load variations.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

					Weighted
SPS Generating	Coal		Natural Gas		Average Fuel
Plants	Cost	Percent	Cost	Percent	Cost
2008	$1.86	71%	$8.41	29%	$3.78
2007	1.64	67	6.45	33	3.22
2006	1.89	66	6.30	34	3.38

See additional discussion of fuel supply and costs under Item 1A — Risks Associated with Our Business.

Fuel Sources

Coal — SPS purchases all of its coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO, Inc. (TUCO).  TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements.  With oversight from Xcel Energy, TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers. For the Harrington station, the coal supply contract with TUCO expires in 2016.  For the Tolk station, the coal supply contract with TUCO expires in 2017.  As of Dec. 31, 2008, coal supplies at the Harrington and Tolk sites were approximately 43 and 45 days supply, respectively.  TUCO has coal agreements to supply 100 percent of SPS’ coal requirements in 2009, 85 percent of SPS’ coal requirements in 2010, and 40 percent of SPS’ coal requirements in 2011, which are sufficient quantities to meet the primary needs of the Harrington and Tolk stations.

Natural gas — SPS uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas for SPS’ power plants are procured under contracts to provide an adequate supply of fuel.  The supply contracts expire in 2009 and 2010.  The transportation and storage contracts expire in various years from 2009 to 2033.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2008, SPS’ commitments related to the supply contracts were approximately $15 million and the transportation and storage contracts were approximately $271 million.

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

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, accounting practices and certain other activities of SPS. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 13 to the financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act repealed PUHCA effective Feb. 8, 2006 and required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed a number of rulemaking proceedings to modify its regulations on a number of subjects, including:

•     Adopting regulations requiring NERC to establish mandatory electric reliability standards; and

•     Certifying approximately 120 NERC reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance.

While SPS cannot predict the ultimate impact the new regulations will have on its operations or financial results, SPS is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Reliability Standards Matters — In April 2008, a self-report was filed with SPP, the NERC Regional Entity for the SPS system, indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by the Western Electricity Coordinating Council (WECC), the NERC Regional Entity for the PSCo system.  In response to information identified during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the SPS transmission system.  That review found SPS did not have documentation demonstrating that all relay devices on the SPS system had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, SPS filed a self-report regarding the maintenance plan violations with the SPP.  In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC critical infrastructure protection standards applicable to control centers effective July 1, 2008, SPS filed a self-report with the SPP disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  SPS filed a mitigation plan with the SPP within 30 days of the self-reports discussing how the deficiencies were corrected Xcel Energy is uncertain if the self-reports will result in financial penalties being imposed on SPS.  Xcel Energy is uncertain if the self-reports of reliability standards violations will result in financial penalties being imposed on SPS.  If so, the penalties are not expected to be material.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control of their electric transmission assets and the sale of electric transmission services to an RTO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

In February 2007, the FERC issued final rules (Order No. 890) adopting revisions to its open access transmission service rules. In December 2007, the FERC issued an order on rehearing (Order No. 890-A) making certain modifications to Order No. 890, effective in March 2008. In June 2008, the FERC issued a further order on rehearing (Order No. 890-B) making certain additional modifications to Order Nos. 890 and 890-A effective in September 2008.   Xcel Energy has submitted several compliance filings to modify its OATT to reflect the modified FERC rules.

Certain transmission service customers objected to aspects of the Xcel Energy Order No. 890, 890-A and 890-B compliance filings.  The various compliance filings are pending final FERC action.

The FERC issued proposed rules to modify the current standards of conduct rules governing the functional separation of the Xcel Energy electric transmission function from the wholesale sales and marketing function.  On Oct. 16, 2008, the FERC issued revised final rules.  On Dec. 15, 2008, the FERC extended the compliance deadline for certain compliance actions to Jan. 30, 2009.  Xcel Energy is taking actions to be compliant with the revised rules.

Market Based Rate Rules — In June 2007, the FERC issued a final order governing its market-based rate authorizations to electric utilities. The FERC reemphasized its commitment to market-based pricing, but is revising the tests it uses to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations. Each of the Xcel Energy utility subsidiaries has been granted market-based rate authority and will be subject to the new rule.  The Xcel Energy utility subsidiaries may not sell power at market-based rates within the PSCo and SPS balancing authorities, where they have been found to have market power under the FERC’s applicable analysis.  Both PSCo and SPS have cost-based coordination tariffs that they may use to make sales in their balancing authorities.

The FERC’s market rate orders allow mitigated utilities such as PSCo and SPS to sell at their borders at market-based rates subject to certain conditions.  Requests for rehearing addressing that aspect of the FERC’s market-based rate orders are presently pending.  Because PSCo makes such border sales, Xcel Energy sought such clarification from the FERC.  The outcome of the rehearing request may impact the Xcel Energy utilities subsidiaries’ continued ability to make such border sales at market-based rates.

Affiliate Transaction Rules — On Feb. 21, 2008, the FERC issued Order No. 707, which amended the FERC’s regulations to codify restrictions on affiliate transactions between franchised public utilities that have captive customers or that own or provide transmission service over jurisdictional transmission facilities, and their market-regulated power sales affiliates or non-utility affiliates.  The Xcel Energy utility subsidiaries are subject to the new rules.  The rules apply historic SEC “at cost” pricing standards to transactions between service companies of utility holding company systems and their FERC jurisdictional public utility affiliates.  In September 2008, the National Rural Electric Cooperative Association and the American Public Power Association filed a petition for review of Order No. 707 with the U.S. Court of Appeals for the District of Columbia.  The appeal is pending.

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo and SPS.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions in the report.  Xcel Energy disagrees with the preliminary report and responded to the DOI allegations.  Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Operating Statistics

	Year Ended Dec. 31,
	2008		2007		2006
Electric sales (millions of Kwh)
Residential	3,505		3,471		3,448
Commercial and industrial	14,134		13,230		13,283
Public authorities and other	555		541		560
Total retail	18,194		17,242		17,291
Sales for resale	11,453		10,640		10,134
Total energy sold	29,647		27,882		27,425

Number of customers at end of period
Residential	311,345		306,488		304,682
Commercial and industrial	75,734		75,946		75,643
Public authorities and other	5,987		5,951		5,796
Total retail	393,066		388,385		386,121
Wholesale	38		37		44
Total customers	393,104		388,422		386,165

Electric revenues (thousands of dollars)
Residential	$323,782		$281,613		$285,677
Commercial and industrial	936,674		770,331		825,100
Public authorities and other	46,434		40,179		44,022
Total retail	1,306,890		1,092,123		1,154,799
Wholesale	632,332		537,613		489,627
Other electric revenues	53,552		22,551		42,068
Total electric revenues	$1,992,774		$1,652,287		$1,686,494

Kwh sales per retail customer	46,287		44,394		44,781
Revenue per retail customer	$3,325		$2,812		$2,991
Residential revenue per Kwh	9.24	¢	8.11	¢	8.29	¢
Commercial and industrial revenue per Kwh	6.63		5.82		6.21
Wholesale revenue per Kwh	5.52		5.05		4.83

ENVIRONMENTAL MATTERS

SPS’ facilities are regulated by federal and state environmental agencies.  These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances.  Various company activities require registrations, permits, licenses, inspections and approvals from these agencies.  SPS has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.  SPS facilities have been designed and constructed to operate in compliance with applicable environmental standards.

SPS strives to comply with all environmental regulations applicable to its operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon SPS’ operations.  For more information on environmental contingencies, see Note 14 to the financial statements.

EMPLOYEES

The number of full-time SPS employees at Dec. 31, 2008 was 1,191.  Of these full-time employees, 804, or 68 percent, are covered under collective bargaining agreements.  See Note 8 in the financial statements for further discussion of the bargaining agreements.  Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to SPS and are not considered in the above amounts.

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

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard & Poor’s calculates an imputed debt associated with capacity payments from purchase power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard & Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchase power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest debt, short-term borrowings or incremental long-term debt, which could have an adverse impact on our operating results.

We are subject to capital market risk.

SPS’ operations require significant capital investment in property, plant and equipment; consequently, SPS is an active participant in debt markets.   Any disruption in capital markets could have a material impact on our ability to fund our operations.   Capital markets are global in nature and are impacted by numerous events throughout the world economy.  Capital market disruption events, as evidenced by the collapse in the U.S. sub-prime mortgage market and subsequent broad financial market stress, could prevent SPS from issuing new securities or cause SPS to issue securities with less than ideal terms and conditions, such as higher interest rates.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.  Retail credit risk is comprised of numerous factors including the overall economy and the price of products and services provided.

Credit risk also includes the risk that various counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

SPS may at times have direct credit exposure in its short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  SPS may also have some indirect credit exposure due to participation in organized markets such as the PJM Interconnection and MISO in which any credit losses are socialized to all market participants.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings volatility.  We utilize quoted observable market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which observable market prices are not available, we utilize observable quoted market prices of similar assets or liabilities or indirectly observable prices based on forward price curves of similar markets.  For positions for which we have unobservable market prices, we incorporate estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations.  Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric services to our customers.

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2008, these sites included third party sites, such as landfills, at which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

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

Legislative and regulatory responses related to climate change create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHG.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  Likewise, the EPA has issued an Advanced Notice of Proposed Rulemaking that proposes to regulate GHGs under the Clean Air Act.  SPS’ electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.  SPS is advocating with state and federal policy makers to design climate change regulation that is effective, flexible, low-cost and consistent with our environmental leadership strategy.

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

For further discussion see Note 14 to the financial statements.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the Capital Markets risk section above.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further, worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies.  Additionally, the cost of those commodities may be higher than expected.

Our utility operations are subject to long term planning risks.

On a periodic basis, or as needed, our utility operations file long term resource plans with our regulators.  These plans are based on numerous assumptions over the relevant planning horizon such as: sales growth, economic activity, costs, regulatory mechanisms, impact of technology on sales and production, customer response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

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

The insurance industry has also been affected by these events and the availability of insurance covering risks our competitors and we typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation and transmission systems are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, or any disruption of work force such as may be caused by flu epidemic) within our operating systems or on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results.

We are subject to business continuity risks associated with our ability to respond to unforeseen events.

The term business continuity refers to the ability of the firm to maintain day-to-day operations in response to unforeseen events, such as those in the preceding section, which describes numerous disruptions to our normal operating environment.  While the immediate response to such events may be part of a pre-existing disaster recovery plan, business continuity is a broader concept that refers to how well the company responds to subsequent pressures on its day-to-day operations.  The company’s response may have been initially triggered by an event, but when combined with other factors, it has an even greater and longer lasting impact on the firm’s on-going business operations.

Our response to unforeseen events will, in part, determine the financial impact of the event on our financial condition and results.  It’s difficult to predict the magnitude of such events and associated impacts.

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

Higher fuel costs could significantly impact our results of operations if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric utility business is seasonal, and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  Unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of $1 million per violation per day. In addition, more than 120 electric reliability standards that were historically subject to voluntary compliance are now mandatory and subject to potential financial penalties by NERC or FERC for violations. If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006, as amended, changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.

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

If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s credit rating below investment grade, Xcel Energy may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy part or potentially all of these exposures.  If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s debt securities below investment grade, it would increase Xcel Energy’s cost of capital and restrict its access to the capital markets.  This could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such events were to occur, we may need to seek alternative sources of funds to meet our cash needs.

As of Dec. 31, 2008, Xcel Energy had approximately $7.7 billion of long-term debt and $1.0 billion of short-term debt and current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2008, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $67.5 million and $18.2 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2008, was approximately $27.9 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy.  In 2008, 2007 and 2006 we paid $61.8 million, $69.1 million and $78.0 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.

Item 1B — Unresolved SEC Staff Comments

None.

Item 2 — Properties

Station, City and Unit	Fuel	Installed	Summer 2008 Net Dependable Capability (MW)

Steam:
Harrington-Amarillo, TX
3 Units	Coal	1976-1980	1,041
Tolk-Muleshoe, TX
2 Units	Coal	1982-1985	1,080
Jones-Lubbock, TX
2 Units	Natural Gas	1971-1974	486
Plant X-Earth, TX
4 Units	Natural Gas	1952-1964	442
Nichols-Amarillo, TX
3 Units	Natural Gas	1960-1968	457
Cunningham-Hobbs, NM
2 Units	Natural Gas	1957-1965	267
Maddox-Hobbs, NM	Natural Gas	1967	118
CZ-2-Pampa, TX	Purchased Steam	1979	26
Moore County-Amarillo, TX	Natural Gas	1954	48

Gas Turbine:
Carlsbad-Carlsbad, NM	Natural Gas	1968	11
CZ-1-Pampa, TX	Hot Nitrogen	1965	13
Maddox-Hobbs, NM	Natural Gas	1976	60
Riverview-Electric City, TX	Natural Gas	1973	23
Cunningham-Hobbs, NM
2 Units	Natural Gas	1998	218

Diesel:
Tucumcari, NM
6 Units		1941-1979	—
		Total	4,290

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2008:

Conductor Miles
345 KV	6,800
230 KV	9,421
115 KV	10,966
Less than 115 KV	23,087

SPS had 432 electric utility transmission and distribution substations at Dec. 31, 2008.

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against SPS.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

For a discussion of legal claims and environmental proceedings, see Note 14 to the financial statements.  For a discussion of proceedings involving utility rates, see Public Utility Regulation and Summary of Recent Federal Regulatory Developments under Item 1 and Note 13 to the financial statements.

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

SPS has dividend restrictions imposed by its credit agreement, FERC rules and state regulatory commissions.

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

The dividends declared during 2008 and 2007 were as follows:

Quarter Ended
(Thousands of Dollars)
March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
$15,822	$15,112	$14,930	$15,585

Quarter Ended
(Thousands of Dollars)
March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
$17,318	$16,925	$16,284	$15,932

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions.  Actual results may vary materially.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions, structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of SPS’ Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

SPS’ net income was approximately $31.8 million for 2008, compared with approximately $32.9 million for 2007.

Electric Revenues and Margins

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can impact earnings.

Electric — The following tables detail the electric revenues and margin:

(Millions of Dollars)	2008	2007
Electric revenues	$1,993	$1,652
Electric fuel and purchased power	(1,531)	(1,205)
Electric margin	$462	$447

The following summarizes the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel cost recovery	$299
Sales growth	18
Firm wholesale	12
Regulatory settlements	8
Retail rate increases	6
Transmission revenues	4
Retail sales mix	(8)
Other	2
Total increase in electric revenues	$341

Electric Margin

(Millions of Dollars)	2008 vs. 2007
Sales growth	$18
Firm wholesale	12
Retail rate increases	6
Fuel cost recovery	6
Purchased capacity costs	(13)
Fuel handling and procurements	(8)
Retail sales mix	(8)
Other	2
Total increase in electric margin	$15

Fuel and purchased capacity costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is subject to periodic approval by the PUCT.  See Note 13 to the financial statements for further discussion.

Operating and Maintenance Expenses — Operating and maintenance expenses for 2008 increased $4.0 million, or 1.9 percent, compared to 2007.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2008 vs. 2007
Lower employee benefit costs	$(7)
Higher labor costs	5
Higher conservation and demand side management costs	2
Higher allowance for bad debts	1
Higher fleet costs	1
Higher lease costs	1
Other	1
Total increase in operating and maintenance expenses	$4

Depreciation and Amortization — Depreciation and amortization increased by approximately $10.1 million, or 10.6 percent, for 2008 compared with 2007, primarily due to implementation of approved rates from the New Mexico rate case settlement, an increase in the amortization of DSM expenses and overall system growth.

Interest and Other Income, net — Interest and other income increased by $2.7 million, or 83.4 percent, for 2008 compared with 2007.  The increase was primarily due to increased interest income collected on the Texas deferred fuel balance.

Income Taxes — Income tax expense decreased by approximately $1.7 million in 2008 compared with 2007.  The decrease was primarily due to lower pretax income in 2008.  The effective tax rate was 39.8 percent for 2008, compared with 40.8 percent for 2007.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  These risks, as applicable to SPS, are discussed in further detail in Note 10 to the financial statements.

Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations.  Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and for various fuels used in the generation and distribution activities.  SPS’ risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy related instruments.  These marketing activities generally have terms of less than one year in length.  SPS’ risk-management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

SPS did conduct limited commodity trading activities during 2008.  However, the quantity and duration of activity had no material impact on the reported Value-at-Risk (VaR) for the short-term wholesale and commodity trading activities for Xcel Energy.

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

SPS conducts standard credit reviews for all counterparties.  SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.  The recent volatility in financial markets could increase our credit risk.

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

SPS management assessed the effectiveness of the company’s internal control over financial reporting as of Dec. 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of Dec. 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of SPS’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SPS’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit SPS to provide only management’s report in this annual report.

/S/ DAVID L. EVES	/S/ BENJAMIN G.S. FOWKE III
David L. Eves	Benjamin G.S. Fowke III
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 2, 2009	March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” as of January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 2, 2009

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME

(amounts in thousands of dollars)

	Year Ended Dec. 31
	2008	2007	2006

Operating revenues	$1,992,774	$1,652,287	$1,686,494

Operating expenses
Electric fuel and purchased power	1,530,999	1,204,945	1,216,679
Operating and maintenance expenses	209,489	205,503	199,083
Depreciation and amortization	105,598	95,496	96,060
Taxes (other than income taxes)	41,238	41,176	51,234
Total operating expenses	1,887,324	1,547,120	1,563,056

Operating income	105,450	105,167	123,438

Interest and other income, net	5,829	3,178	5,658
Allowance for funds used during construction — equity	—	—	782

Interest charges and financing costs
Interest charges — includes financing costs of $2,430, $2,369 and $5,640, respectively	61,090	55,261	55,739
Allowance for funds used during construction — debt	(2,580)	(2,512)	(1,901)
Total interest charges and financing costs	58,510	52,749	53,838

Income before income taxes	52,769	55,596	76,040
Income taxes	20,977	22,710	28,505
Net income	$31,792	$32,886	$47,535

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS

(amounts in thousands of dollars)

	Year Ended Dec. 31
	2008	2007	2006
Operating activities
Net income	$31,792	$32,886	$47,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110,058	99,585	103,875
Deferred income taxes	8,423	10,922	(47,319)
Amortization of investment tax credits	(305)	(220)	(251)
Allowance for equity funds used during construction	—	—	(782)
Allowance for bad debts	4,745	3,713	4,020
Net realized and unrealized hedging and derivative transactions	3,234	268	(1,987)
Changes in operating assets and liabilities:
Accounts receivable	3,419	(14,299)	41,908
Accrued unbilled revenues	10,462	(45,520)	18,565
Inventories	(29,739)	4,299	(903)
Recoverable electric energy costs	17,161	60,399	65,251
Other current assets	2,080	(1,123)	(406)
Accounts payable	15,914	(16,708)	20,031
Deferred electric energy costs	20,896	(70)	109
Net regulatory assets and liabilities	(3,210)	21,401	(6,734)
Other current liabilities	(4,769)	(9,531)	12,598
Change in other noncurrent assets	(12,069)	(7,420)	(14,335)
Change in other noncurrent liabilities	6,527	(32,115)	3,191
Net cash provided by operating activities	184,619	106,467	244,366

Investing activities
Capital/construction expenditures	(193,501)	(139,238)	(121,462)
Proceeds from sale of assets	—	—	24,670
Allowance for equity funds used during construction	—	—	782
Investments in utility money pool	(247,200)	(103,500)	(206,700)
Repayments from utility money pool	156,700	103,500	206,700
Net cash used in investing activities	(284,001)	(139,238)	(96,010)

Financing activities
Proceeds from (repayment of) short-term borrowings — net	(123,000)	72,000	(34,000)
Proceeds from issuance of long-term debt	246,119	—	443,711
Repayment of long-term debt, including reacquisition premiums	—	—	(500,000)
Borrowings under utility money pool arrangement	672,700	500,500	397,400
Repayments under utility money pool arrangement	(678,200)	(495,000)	(397,400)
Capital contributions from parent	173,639	24,797	10,804
Dividends paid to parent	(61,795)	(69,109)	(77,981)
Net cash provided by (used in) financing activities	229,463	33,188	(157,466)

Net increase (decrease) in cash and cash equivalents	130,081	417	(9,110)
Cash and cash equivalents at beginning of year	714	297	9,407
Cash and cash equivalents at end of year	$130,795	$714	$297

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$59,530	$50,399	$46,809
Cash paid for income taxes (net of refunds received)	15,735	14,030	63,276

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$6,243	$7,078	$2,263

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS

(amounts in thousands of dollars)

	Dec. 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$130,795	$714
Investments in utility money pool arrangement	90,500	—
Accounts receivable, net	63,018	67,254
Accounts receivable from affiliates	4,828	8,756
Accrued unbilled revenues	97,863	108,325
Inventories	47,082	17,343
Recoverable electric energy costs	5,540	22,701
Derivative instruments valuation	8,926	8,926
Prepayments and other	5,369	7,449
Deferred income taxes	21,607	2,970
Total current assets	475,528	244,438

Property, plant and equipment, net	2,141,636	2,043,426

Other assets:
Prepaid pension asset	15,612	117,948
Derivative instruments valuation	76,551	85,477
Regulatory assets	269,344	124,900
Deferred charges and other	8,436	9,325
Total other assets	369,943	337,650
Total assets	$2,987,107	$2,625,514

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$100,000	$—
Short-term debt	—	123,000
Borrowings under utility money pool arrangement	—	5,500
Accounts payable	166,909	153,130
Accounts payable to affiliates	10,568	9,432
Deferred electric energy costs	20,936	40
Taxes accrued	20,271	22,902
Dividends payable to parent	15,585	15,931
Accrued interest	15,136	12,816
Derivative instruments valuation	5,079	4,468
Other	19,800	24,022
Total current liabilities	374,284	371,241

Deferred credits and other liabilities:
Deferred income taxes	486,702	462,228
Regulatory liabilities	126,884	133,025
Derivative instruments valuation	59,255	60,918
Asset retirement obligations	17,903	3,592
Deferred investment tax credits	2,690	2,995
Pension and employee benefit obligations	50,500	23,871
Other	16,461	7,458
Total deferred credits and other liabilities	760,395	694,087

Commitments and contingent liabilities
Capitalization:
Long-term debt	922,123	774,033
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	676,705	503,066
Retained earnings	259,159	289,092
Accumulated other comprehensive loss	(5,559)	(6,005)
Total common stockholder’s equity	930,305	786,153
Total liabilities and equity	$2,987,107	$2,625,514

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands of dollars, except share data)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Total Common Stockholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2005	100	$—	$467,465	$351,640	$(4,867)	$814,238

Net income				47,535		47,535
Net derivative instrument fair value changes during the period, net of tax of $(596)					(1,046)	(1,046)
Unrealized gain – marketable securities, net of tax of $28					50	50
Comprehensive income for 2006						46,539
Common dividends declared to parent				(76,167)		(76,167)
Contribution of capital by parent			10,804			10,804
Balance at Dec. 31, 2006	100	$—	$478,269	$323,008	$(5,863)	$795,414

FIN 48 adoption				(343)		(343)
Net income				32,886		32,886
Net derivative instrument fair value changes during the period, net of tax of $(66)					(146)	(146)
Unrealized gain – marketable securities, net of tax of $2					4	4
Comprehensive income for 2007						32,744
Common dividends declared to parent				(66,459)		(66,459)
Contribution of capital by parent			24,797			24,797
Balance at Dec. 31, 2007	100	$—	$503,066	$289,092	$(6,005)	$786,153

EITF 06-4 adoption, net of tax $(174)				(276)		(276)
Net income				31,792		31,792
Net derivative instrument fair value changes during the period, net of tax of $253					446	446
Comprehensive income for 2008						32,238
Common dividends declared to parent				(61,449)		(61,449)
Contribution of capital by parent			173,639			173,639
Balance at Dec. 31, 2008	100	$—	$676,705	$259,159	$(5,559)	$930,305

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CAPITALIZATION

(amounts in thousands of dollars)

	Dec. 31
	2008	2007
Long-Term Debt
Unsecured Senior A Notes, due March 1, 2009, 6.2%	$100,000	$100,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	200,000
Unsecured Senior G Notes, due Dec. 1, 2018, 8.75%	250,000	—
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Pollution control obligations, securing pollution control revenue bonds, due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 8.5% at Dec. 31, 2008 and 3.43% at Dec. 31, 2007	25,000	25,000
Sept. 1, 2016, 5.75%	57,300	57,300
Unamortized discount	(4,677)	(2,767)
Total	1,022,123	774,033
Less current maturities	100,000	—
Total long-term debt	$922,123	$774,033

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; outstanding 100 shares in 2008 and 2007	$—	$—
Additional paid in capital	676,705	503,066
Retained earnings	259,159	289,092
Accumulated other comprehensive loss	(5,559)	(6,005)
Total common stockholder’s equity	$930,305	$786,153

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

SPS has various rate-adjustment mechanisms in place that currently provide for the recovery of purchased natural gas and electric fuel and purchased energy costs. These cost-adjustment tariffs may increase or decrease the level of costs recovered through base rates, and are revised periodically for any difference between the total amount collected under the clauses and the recoverable costs incurred. Where applicable under governing state regulatory commission rate orders, fuel costs over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as current regulatory assets. A summary of significant rate-adjustment mechanisms follows:

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

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from SPS are apportioned to NSP-Minnesota and PSCo. Commodity trading activities are not associated with energy produced from SPS’ generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). In addition, commodity trading results include the impact of all margin-sharing mechanisms. For more information, see Note 10 to the financial statements.

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

Types of and Accounting for Derivative Instruments — SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133 are recorded on the balance sheets at fair value as derivative instruments valuation. This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations.  The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. The classification is dependent on the applicability of specific regulation.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue; hedging transactions for fuel used in energy generation are recorded as a component of fuel costs; and interest rate hedging transactions are recorded as a component of interest expense.

Cash Flow Hedges — Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The designation of a cash flow hedge permits changes in fair value to be recorded within other comprehensive income (OCI), to the extent the hedge is effective, or deferred as a regulatory asset or liability.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting. SPS formally documents all hedging relationships in accordance with SFAS No. 133. The documentation includes, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedging transaction. In addition, at inception and on a quarterly basis, SPS formally assesses whether the derivative instruments being used are highly effective in offsetting changes in the cash flows of the hedged items.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective are included in OCI, or deferred as a regulatory asset or liability until earnings are affected by the hedged transaction. SPS discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. To test the effectiveness of hedges, a hypothetical hedge is used to mirror all the critical terms of the hedged transaction and the dollar-offset method is utilized to assess the effectiveness of the actual hedge at inception and on an ongoing basis. Gains and losses related to discontinued hedges that were previously deferred in OCI or deferred as regulatory assets or liabilities will remain deferred until the hedged transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, in which case associated deferred amounts are immediately recognized in current earnings.

Normal Purchases and Normal Sales — SPS enters into contracts for the purchase and sale of commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

SPS evaluates all of its contracts at inception to determine if they are derivatives and, if so, if they qualify to meet the normal purchases and normal sales designation requirements under SFAS No. 133. None of the contracts entered into within the commodity trading operations qualify for a normal purchases and normal sales designation.

For further discussion of SPS’ risk management and derivative activities, see Note 10 to the financial statements.

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Regulatory obligations to incur removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repair and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property. Property, plant and equipment also includes costs associated with property held for future use.

SPS records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2008, 2007 and 2006 was 2.8 percent, 2.6 percent and 2.8 percent, respectively.

AFDC — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in SPS’ rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded on an undiscounted basis when it is probable SPS is liable for the costs and the liability can reasonably be estimated. Costs may be deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

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

Investment tax credits are deferred and their benefits amortized over the book depreciable lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 15 to the financial statements. For more information on income taxes, see Note 7 to the financial statements.

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

Xcel Energy and its subsidiaries, including SPS, file consolidated federal income tax returns and combined and separate state income tax returns.  Federal income taxes paid by Xcel Energy, as parent of the Xcel Energy consolidated group, are allocated to the Xcel Energy subsidiaries based on separate company computations of tax.  A similar allocation is made for state income taxes paid by Xcel Energy in connection with combined state filings. The holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company.

Use of Estimates — In recording transactions and balances resulting from business operations, SPS uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, AROs, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information becomes available or when actual amounts can be determined. Those revisions can affect operating results. The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate.

Cash and Cash Equivalents — SPS considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase, to be cash equivalents.

Inventory — All inventory is recorded at average cost.

Regulatory Accounting — SPS accounts for certain income and expense items in accordance with SFAS No. 71 — Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Under SFAS No. 71:

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

If restructuring or other changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet. Such changes could have a material effect on SPS’ results of operations in the period the write-off is recorded. See more discussion of regulatory assets and liabilities at Note 15 to the financial statements.

Deferred Financing Costs — Other assets include deferred financing costs, net of amortization, of approximately $7.6 million and $6.4 million at Dec. 31, 2008 and 2007, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Debt premiums, discounts, expenses and amounts received or paid to settle hedges are amortized over the life of the related debt. The premiums and costs associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines. If SPS extinguishes the debt, all unamortized balances shall be expensed at the time of the redemption.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of write-offs and an allowance for bad debts. SPS establishes an allowance for uncollectible receivables based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Renewable Energy Credits (RECs) — RECs are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources. RECs are awarded upon delivery of the associated energy and can be bought and sold. RECs are typically used as a form of measurement of compliance to RPSs enacted by those states that are encouraging construction and consumption of renewable energy, but can also be sold separately from the energy produced. Currently, SPS acquires RECs from the generation or purchase of renewable power.

When RECs are acquired in the course of generation or purchase as a result of meeting the load obligation, they are recorded as inventory at actual cost. RECs acquired for trading purposes are recorded as other investments at actual cost. The cost of RECs that are retired for compliance purposes are recorded as electric fuel and purchased power expense. The net margin on sales of RECs for trading purposes is recorded as electric utility operating revenues net of any margin sharing requirements. As a result of state regulatory orders, we reduce recoverable fuel costs for the value of certain RECs and record the cost of RECs to satisfy future compliance requirements that are recoverable in future rates as regulatory assets under the criteria of SFAS No. 71.

Emission Allowances — Emission allowances are recorded at cost, including the annual SO2 and NOx emission allowance entitlement received at no cost from the EPA. SPS follows the inventory accounting model for all allowances. The sales of allowances are reported in the operating activities section of the statements of cash flows. The net margin on sales of emission allowances is included in electric utility operating revenues as it is integral to the production process of energy and our revenue optimization strategy for our utility operations.

Reclassification — Activity from the allowance for bad debts was reclassified from the change in accounts receivable on the statements of cash flows. The reclassification did not have an impact on net cash provided by operating activities.

2.     Accounting Pronouncements

Recently Issued

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. SPS will apply SFAS No. 141R to business combinations occurring subsequent to Jan. 1, 2009.

Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged. SPS does not expect the implementation of SFAS No. 161 to have a material impact on its financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1) — In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand an employer’s required disclosures about plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  FSP FAS 132(R)-1 is effective for fiscal years ending after Dec. 15, 2009.  SPS does not expect the implementation of FSP FAS 132(R)-1 to have a material impact on its financial statements.

Recently Adopted

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

On Jan. 1, 2008, SPS adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FSP FAS 157-2, Effective Date of FASB Statement No. 157.  The adoption did not have a material impact on SPS’ financial statements.  For additional discussion and SFAS No. 157 required disclosures, see Note 12 to the financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007. SPS adopted SFAS No. 159 on Jan. 1, 2008, and the adoption did not have a material impact on its financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active  (FSP FAS 157-3) — In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective immediately upon issuance, and applied to prior periods for which financial statements had not yet been issued.  SPS adopted FSP FAS 157-3 as of Sept. 30, 2008, and the adoption did not have a material impact on its financial statements.

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

Amendment of FASB Interpretation No.  39 (FSP FIN 39-1) — In April 2007, the FASB issued FSP FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 was effective for fiscal years beginning after Nov. 15, 2007.  SPS adopted FSP FIN 39-1 on Jan. 1, 2008, and the adoption did not have a material impact on its financial statements.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11) — In June 2007, the EITF reached a consensus on EITF No. 06-11, which states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares and nonvested equity share units charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 was to be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that were declared in fiscal years beginning after Dec. 15, 2007. SPS adopted EITF No. 06-11 on Jan. 1, 2008, and the adoption did not have a material impact on its financial statements.

The Hierarchy of GAAP (SFAS No. 162) — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 was effective Nov. 15, 2008. SPS adopted SFAS No. 162 on Dec. 31, 2008, and the adoption did not have a material impact on its financial statements.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8) — In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.   It also amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  FSP FAS 140-4 and FIN 46(R)-8 was effective for the interim and annual periods ending after Dec. 15, 2008.  SPS adopted FSP FAS 140-4 and FIN 46(R)-8 on Dec. 31, 2008, and the adoption did not have a material impact on its financial statements.

3.  Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$67,706	$70,420
Less allowance for bad debts	(4,688)	(3,166)
	$63,018	$67,254

Inventories:
Materials and supplies	$15,422	$14,039
Fuel	31,660	3,304
	$47,082	$17,343

Property, plant and equipment, net:
Electric utility plant	$3,594,885	$3,476,146
Construction work in progress	102,508	78,436
Total property, plant and equipment	3,697,393	3,554,582
Less accumulated depreciation	(1,555,757)	(1,511,156)
	$2,141,636	$2,043,426

4.     Short-Term Borrowings

Commercial Paper — At Dec. 31, 2007, SPS had commercial paper outstanding of $123.0 million with a weighted average interest rate of 5.58 percent.  SPS had no commercial paper outstanding at Dec. 31, 2008.  SPS has board approval to issue up to $250 million of commercial paper.

Money Pool — Xcel Energy and its utility subsidiaries have established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. At Dec. 31, 2008 and 2007, SPS had money pool loans outstanding of $90.5 million and money pool borrowings of $5.5 million, respectively.   The weighted average interest rates at Dec. 31, 2008 and 2007, were 3.50 percent and 5.64 percent, respectively.

5.     Long-Term Debt

Credit Facilities — At Dec. 31, 2008, SPS had the following committed credit facility in effect, in millions of dollars:

Credit Facility	Credit Facility Borrowings	Available*	Original Term	Maturity
$247.8	$—	$236.2	Five year	December 2011

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

•      The credit facility has one financial covenant requiring that SPS’ debt to total capitalization ratio be less than or equal to 65 percent with which SPS was in compliance at Dec. 31, 2008 and 2007.  If SPS does not comply with the covenant, it is deemed an event of default and any outstanding amounts due under the facility can be declared due by the lender.

•      The interest rate is based on either the agent bank’s prime rate or the applicable LIBOR, plus a borrowing margin as based on SPS’ senior unsecured credit ratings from Moody, Standard & Poor and Fitch.  The commitment fees are calculated for the unused portion of the credit facility at 8 basis points for  SPS.

•      At Dec. 31, 2008, SPS had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $11.6 million of letters of credit.

•      At Dec. 31, 2007, SPS had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $123.0 million of commercial paper outstanding and $7.0 million of letters of credit.

Certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

On Nov. 14, 2008, SPS issued $250 million of 8.75 percent senior notes, series due 2018.  The senior notes are redeemable by SPS upon 30 days notice with payment of a make-whole premium.  The proceeds from this offering were used to repay short-term debt.

Maturities of long-term debt are:

(Millions of Dollars)
2009	$100.0
2010	—
2011	44.5
2012	—
2013	—

6.     Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

7.     Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. In the first quarter of 2008, the IRS completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of Dec. 31, 2008, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit. As of Dec. 31, 2008, SPS’ earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $2.3 million and  $3.5 million on Dec. 31, 2007 and 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of Dollars)	2008	2007
Balance at Jan. 1	$2.3	$5.0
Additions based on tax positions related to the current year	0.9	1.1
Reductions based on tax positions related to the current year	(0.1)	(0.1)
Additions for tax positions of prior years	0.5	0.5
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements with taxing authorities	—	(4.1)
Balance at Dec. 31	$3.5	$2.3

These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $0.1 million and $0.1 million as of Dec. 31, 2007 and 2008, respectively.

The unrecognized tax benefit balance included $0.3 million and $0.3 million of tax positions on Dec. 31, 2007 and 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $2.0 million and $3.2 million of tax positions on Dec. 31, 2007 and 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $1.2 million from Dec. 31, 2007 to Dec. 31, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers. The amount of interest income related to unrecognized tax benefits reported within interest charges in 2007 was $0.5 million. The amount of interest expense related to unrecognized tax benefits reported within interest charges in 2008 was $0.2 million. The liability for interest related to unrecognized tax benefits was $0.1 and $0.3 million on Dec. 31, 2007 and 2008, respectively.  No amounts were accrued for penalties as of Dec. 31, 2007 and 2008.

Other Income Tax Matters — SPS’ federal net operating loss carryforward is estimated to be $5.0 million and $4.7 million as of Dec. 31, 2008 and Dec. 31, 2007, respectively.  SPS’ federal tax credit carryforward is estimated to be $0.6 million and $0.6 million as of Dec. 31, 2008 and Dec. 31, 2007, respectively.  The carryforward periods expire between 2021 and 2028.  SPS also has state net operating loss carryforwards of $5.4 million and $6.1 million as of Dec. 31, 2008 and Dec. 31, 2007, respectively.  The state carryforward periods expire between 2009 and 2022.  SPS has a valuation allowance for its state net operating loss carryforwards of $1.0 million as of Dec. 31, 2008.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Regulatory differences – utility plant items	3.5	3.3	2.3
State income taxes, net of federal income tax benefit	4.5	4.9	1.3
Resolution of income tax audits and other	(2.1)	(1.3)	0.3
Tax credits recognized, net of federal income tax expense	(0.8)	(0.6)	(0.6)
FIN 48 expense - unrecognized tax benefits	0.2	0.1	—
Other, net	(0.5)	(0.6)	(0.8)
Effective income tax rate	39.8%	40.8%	37.5%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2008	2007	2006
Current federal tax expense	$9,810	$11,858	$72,304
Current state tax expense	1,800	2,838	3,771
Current FIN 48 tax expense (benefit)	1,249	(2,688)	—
Deferred federal tax expense (benefit)	9,589	8,140	(45,110)
Deferred state tax expense (benefit)	109	187	(1,997)
Deferred FIN 48 tax (benefit) expense	(1,162)	2,730	—
Deferred tax credits	(113)	(135)	(212)
Deferred investment tax credits	(305)	(220)	(251)
Total income tax expense	$20,977	$22,710	$28,505

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2008	2007
Deferred tax expense excluding items below	$5,837	$1,301
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	2,830	4,719
FIN 48 adoption: Deferred tax expense reported as an adjustment to the beginning balance of retained earnings	—	4,838
EITF 06-4 implementation: Adjustment to the beginning balance of retained earnings	9	—
Tax (benefit) expense allocated to other comprehensive income and other	(253)	64
Deferred tax expense	$8,423	$10,922

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2008	2007
Deferred tax liabilities:
Differences between book and tax bases of property	$426,549	$402,371
Employee benefits	47,563	44,125
Deferred costs	4,541	20,253
Regulatory assets	18,205	20,500
Other	3,389	21
Total deferred tax liabilities	$500,247	$487,270

Deferred tax assets:
Unbilled revenues	$11,294	$9,651
Rate refund	13,599	8,696
Other comprehensive income	3,132	3,385
Net operating loss carry forward	2,799	2,413
Deferred investment tax credits	969	1,080
Bad debts	1,689	1,141
Regulatory liabilities	546	609
Other	1,124	1,037
Total deferred tax assets	$35,152	$28,012
Net deferred tax liability	$465,095	$459,258

8.     Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Xcel Energy offers various benefit plans to its employees, including those of SPS. Approximately 50 percent of Xcel Energy employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2008, SPS had 804 bargaining employees covered under a collective-bargaining agreement, which expires in October 2011.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SPS applied regulatory accounting treatment for unrecognized amounts of regulated utility subsidiary employees, which allowed recognition as a regulatory asset or liability rather than as a charge to accumulated other comprehensive income, as future costs are expected to be included in rates. The effect of adopting in 2006 for the remaining unrecognized amounts had no net effect on accumulated other comprehensive income.

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

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. The target range for our pension asset allocation is 52 percent in equity investments, 25 percent in fixed income investments and 23 percent in nontraditional investments, such as real estate, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2008	2007
Equity securities	55%	60%
Debt securities	26	22
Real estate	5	4
Cash	3	2
Nontraditional investments	11	12
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 9.56 percent, which is greater than the current assumption level. The pension cost determination assumes the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments. A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year.  Investment returns in 2008 and 2007 were below the assumed level of 8.75 percent while returns in 2006 exceeded the assumed level of 8.75 percent. Xcel Energy continually reviews its pension assumptions. In 2009, Xcel Energy will use an investment-return assumption of 8.50 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2008	2007
Accumulated Benefit Obligation at Dec. 31	$2,435,513	$2,497,898

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$2,662,759	$2,666,555
Service cost	62,698	61,392
Interest cost	167,881	162,774
Plan amendments	—	(19,955)
Actuarial (gain) loss	(47,509)	23,325
Benefit payments	(247,797)	(231,332)
Obligation at Dec. 31	$2,598,032	$2,662,759

Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$3,186,273	$3,183,375
Actual (loss) return on plan assets	(788,273)	199,230
Employer contributions	35,000	35,000
Benefit payments	(247,797)	(231,332)
Fair value of plan assets at Dec. 31	$2,185,203	$3,186,273

Funded Status of Plans at Dec. 31:
Funded status	$(412,829)	$523,514
Noncurrent assets	15,612	568,055
Noncurrent liabilities	(428,441)	(44,541)
Xcel Energy net pension amounts recognized on balance sheets	$(412,829)	$523,514

SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Components:
Net loss	$164,462	$32,985
Prior service cost	6,914	7,845
Total	$171,376	40,830

(Thousands of Dollars)	2008		2007
SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets		$171,376		$40,830
Total		$171,376		$40,830

SPS prepaid pension asset recorded		$15,612		$117,948
SPS accrued benefit liability recorded	17,472		—

Measurement Date	Dec. 31, 2008		Dec. 31, 2007

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	6.75%		6.25%
Expected average long-term increase in compensation level	4.00		4.00
Mortality table	RP	2000	RP	2000

At Dec. 31, 2008, one of Xcel Energy’s pension plans had plan assets of $259.9 million, which exceeded projected benefit obligations of $244.3 million.  At Dec. 31, 2007, the plan assets of $369.8 million exceeded projected benefit obligations of $253.6 million.  All other Xcel Energy plans in the aggregate had plan assets of $1.9 billion and $2.8 billion and projected benefit obligations of $2.4 billion and $2.4 billion on Dec. 31, 2008 and 2007.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding for 2006 through 2008 for Xcel Energy’s pension plans and are not expected to require cash funding in 2009.

•      Voluntary contributions were made to the PSCo Bargaining Pension Plan of $35 million in 2008, $35 million in 2007 and $30 million in 2006.

•      Voluntary contributions were made to the NCE Non-Bargaining Pension Plan of $2 million in 2006.  No voluntary contributions were made to the plan during 2007 or 2008.

•      Xcel Energy projects cash funding of $70 million to $130 million in 2009.  Pension funding contributions for 2010, which will be dependent on several factors including, realized asset performance, future discount rate, IRS and legislative initiatives as well as other actuarial assumptions, are estimated to range between $150 million to $250 million.

Plan Changes — The Pension Protection Act of 2006 (PPA) was effective Dec. 31, 2006. PPA requires a change in the conversion basis for lump-sum payments and three-year vesting for plans with account balance or pension equity benefits. These changes are reflected as a plan amendment for purposes of SFAS No. 87, Employers’ Accounting for Pensions.

Benefit Costs  — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2008	2007	2006
Service cost	$62,698	$61,392	$61,627
Interest cost	167,881	162,774	155,413
Expected return on plan assets	(274,338)	(264,831)	(268,065)
Amortization of prior service cost	20,584	25,056	29,696
Amortization of net loss	11,156	15,845	17,353
Net periodic pension (credit) cost under SFAS No. 87	$(12,019)	$236	$(3,976)

SPS:
Net periodic pension credit	$(10,739)	$(7,951)	$(6,934)

Significant Assumptions Used to Measure Costs:
Discount rate	6.25%	6.00%	5.75%
Expected average long-term increase in compensation level	4.00	4.00	3.50
Expected average long-term rate of return on assets	8.75	8.75	8.75

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2009 pension cost calculations will be 8.50 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees.  The contributions for SPS were approximately $1.2 million in 2008, $1.5 million in 2007 and $1.1 million in 2006.

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

In conjunction with the 1993 adoption of SFAS No. 106 — Employers’ Accounting for Postretirement Benefits Other Than Pension, Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2008	2007
Equity and equity mutual fund securities	49%	67%
Fixed income/debt securities	29	21
Cash equivalents	22	11
Nontraditional investments	—	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2008	2007
Change in Benefit Obligation:
Obligation at Jan. 1	$830,315	$918,693
Service cost	5,350	5,813
Interest cost	51,047	50,475
Medicare subsidy reimbursements	6,178	2,526
Plan participants’ contributions	13,892	13,211
Actuarial gain	(46,827)	(86,576)
Benefit payments	(65,358)	(73,827)
Obligation at Dec. 31	$794,597	$830,315

Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$427,459	$406,305
Actual (loss) return on plan assets	(132,226)	24,623
Plan participants’ contributions	13,892	13,211
Employer contributions	55,799	57,147
Benefit payments	(65,358)	(73,827)
Fair value of plan assets at Dec. 31	$299,566	$427,459

Funded Status at Dec. 31:
Funded status	$(495,031)	$(402,856)
Current liabilities	(4,928)	(1,755)
Noncurrent liabilities	(490,103)	(401,101)
Net amount recognized on balance sheets	$(495,031)	$(402,856)

(Thousands of Dollars)	2008	2007
SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:

Net gain	$(204)	$(10,855)
Prior service credit	(480)	(555)
Transition obligations	6,552	8,354
Total	$5,868	$(3,056)

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$5,868	$(3,056)
Total	$5,868	$(3,056)

SPS accrued benefit liability recorded	$21,494	$11,672

Measurement Date	Dec. 31, 2008		Dec. 31, 2007

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	6.75%		6.25%
Mortality table	RP	2000	RP	2000

Effective Dec. 31, 2008, Xcel Energy reduced its initial medical trend assumption from 8.0 percent to 7.4 percent. The ultimate trend assumption remained unchanged at 5.0 percent. The period until the ultimate rate is reached is five years. Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

(Thousands of Dollars)
1-percent increase in APBO components at Dec. 31, 2008	$4,953
1-percent decrease in APBO components at Dec. 31, 2008	(4,180)
1-percent increase in service and interest components of the net periodic cost	507
1-percent decrease in service and interest components of the net periodic cost	(418)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy contributed $55.6 million during 2008 and expects to contribute approximately $63.1 million during 2009.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2008	2007	2006
Service cost	$5,350	$5,813	$6,633
Interest cost	51,047	50,475	52,939
Expected return on plan assets	(31,851)	(30,401)	(26,757)
Amortization of transition obligation	14,577	14,577	14,444
Amortization of prior service credit	(2,175)	(2,178)	(2,178)
Amortization of net loss	11,498	14,198	24,797
Net periodic postretirement benefit cost under SFAS No. 106	$48,446	$52,484	$69,878

SPS:
Net periodic postretirement benefit cost recognized — SFAS No. 106	3,484	6,238	6,705

Significant assumptions used to measure costs (income):
Discount rate	6.25%	6.00%	5.75%
Expected average long-term rate of return on assets (before tax)	7.50	7.50	7.50

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2009	$224,558	$62,975	$5,725	$57,250
2010	226,585	64,468	6,117	58,351
2011	226,446	66,390	6,433	59,957
2012	230,763	67,400	6,804	60,596
2013	234,149	68,008	7,127	60,881
2014-2018	1,237,114	351,249	38,796	312,453

9.              Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2008	2007	2006
Interest income	$4,874	$3,165	$5,348
Other nonoperating income	330	333	622
Insurance policy income (expense)	673	(289)	(312)
Other nonoperating expense	(48)	(31)	—
Total interest and other income, net	$5,829	$3,178	$5,658

10.       Derivative Instruments

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  SPS utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations.

Commodity Price Risk — SPS is exposed to commodity price risk in its electric operations.  Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products for various fuels used for generation of electricity.  SPS’ risk-management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments.  SPS’ risk-management policy allows management to conduct these activities within guidelines and limitations as approved by the risk-management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

Types of and Accounting for Derivative Instruments

SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by FAS No. 133, are recorded to the balance sheets as derivative instruments valuation.

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

At Dec. 31, 2008, SPS had $0.6 million of net losses in accumulated other comprehensive income related to interest rate hedges that are expected to be recognized in earnings during the next 12 months.

SPS had no ineffectiveness related to interest rate cash flow hedges during 2008 and 2007.

The following table shows the major components of the derivative instruments valuation in the balance sheets at Dec. 31:

	2008		2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$85,477	$55,831	$94,403	$59,419
Interest rate hedging instruments	—	8,503	—	5,967
Total	$85,477	$64,334	$94,403	$65,386

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on SPS’ accumulated other comprehensive income, included in the statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive loss related hedges at Dec. 31, 2005	$(4.8)
After-tax net unrealized losses related to derivatives accounted for as hedges	(1.2)
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2006	$(5.9)
After-tax net unrealized losses related to derivatives accounted for as hedges	(0.3)
After-tax net realized losses on derivative transactions reclassified into earnings	0.2
Accumulated other comprehensive loss related to hedges at Dec. 31, 2007	$(6.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.1
After-tax net realized losses on derivative transactions reclassified into earnings	0.3
Accumulated other comprehensive loss related to hedges at Dec. 31, 2008	$(5.6)

11.          Financial Instruments

The estimated Dec. 31 fair values of SPS’ recorded financial instruments are as follows:

	2008		2007
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$290	$290	$2,470	$2,470
Long-term debt, including current portion	1,022,123	1,001,703	774,033	766,699

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

The fair value estimates presented are based on information available to management as of Dec. 31, 2008 and 2007. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit

SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2008 and 2007, there were $11.6 million and $7.0 million of letters of credit outstanding.  The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

12.       Fair Value Measurements

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

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

SPS had one investment in a money market fund included in cash equivalents and measured at fair value on a recurring basis as of Dec. 31, 2008.  Money market funds are recorded at cost plus estimated accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of money market funds are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  Given the observability of the primary inputs to pricing, the $50.0 million investment in a money market fund at Dec. 31, 2008 was assigned a Level 2 under the SFAS No. 157 hierarchy.

SPS had one interest rate derivative contract measured at fair value on a recurring basis as of Dec. 31, 2008.  SPS uses quoted prices, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.  Given the observability of the primary inputs to pricing, the interest rate derivative liability of $8.5 million at Dec. 31, 2008, was assigned a Level 2 under the SFAS No. 157 hierarchy.

13.       Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PUCT

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed a rate case with the PUCT seeking an annual rate increase of approximately $61.3 million, or approximately 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue would decline by $33.1 million, primarily due to fuel savings from the LPP purchase power agreement.

The rate filing is based on a 2007 test-year adjusted for known and measurable changes, a requested ROE of 11.25 percent, an electric rate base of $989.4 million and an equity ratio of 51.0 percent. Interim rates of $18 million for costs associated with the LPP power purchase agreement went into effect in September 2008.

On Jan. 30, 2009, SPS filed an agreed upon motion to begin collecting interim rates of $57.4 million effective Feb. 1, 2009 for consumption occurring on or after that date.  The ALJs issued an order authorizing this interim rate increase, which supersedes the $18 million interim rate increase that became effective in September 2008.  On Feb. 20, 2009, the parties filed a unanimous settlement with the ALJs.  The settlement:

•                  Provides for a base rate increase of $57.4 million;

•                  Approves depreciation rates that reduced depreciation expense by $5.6 million from currently authorized rates;

•                  Includes a mechanism for tracking and deferral of $2.6 million in renewable energy credit expenses until its next rate case;

•                  Provides that $3.2 million of annual energy efficiency expenses that SPS had requested through a rider be recovered through base rates (the parties agreed to litigate whether there should be a mechanism to address recovery of actual energy efficiency expenses to the extent that they are different than the amount included in the settlement rates);

•                  Allows SPS to implement the transmission cost recovery factor in 2009;

•                  Precludes SPS from filing to seek any other change in base rates until Feb. 15, 2010; and

•                  Resolves all fuel reconciliation issues for 2006-07 with one adjustment for $0.6 million related to the sharing of certain wholesale sales revenues.

The case and settlement will be remanded to the PUCT with action on the settlement expected later this spring.

John Deere Wind Complaint — In June 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects. SPS responded that the payments to JD Wind for energy produced from its QF is appropriate and in accordance with SPS’ filed tariffs with the PUCT. The PUCT referred the complaint to the State Office of Administrative Hearings.  On Aug. 14, 2008, JD Wind filed testimony claiming SPS has been underpaying JD Wind for its energy.  Testimony has been filed and hearings were held.  The ALJ will then recommend to the PUCT on how the dispute should be ruled.  There is no deadline for the PUCT to take action.

Electric and Resource Adjustment Clauses

TCR Factor Rulemaking — In November 2007, the PUCT adopted new rules relating to TCR factor outside of a base rate case. The rule establishes the mechanism by which SPS can request annual recovery of its reasonable and necessary expenditures for transmission infrastructure improvement costs and changes in wholesale transmission charges that are not included in existing rates. This new rule allows SPS more timely recovery of transmission cost increases between base rate cases.

Pending and Recently Concluded Regulatory Proceedings — NMPRC

Base Rate

2007 New Mexico Retail Electric Rate Case — In July 2007, SPS filed with the NMPRC requesting a New Mexico retail electric general rate increase of $17.3 million annually, or 6.6 percent.  The rate filing was based on a 2006 test year adjusted for known and measurable changes and included a requested ROE of 11.0 percent, an electric rate base of approximately $307.3 million and an equity ratio of 51.2 percent.

In August 2008, the NMPRC issued its final order authorizing an overall rate increase of $10.8 million based on a 10.18 percent ROE.  This increase is based on a $7 million electric base rate increase and a rider to recover $3.8 million of restructuring costs.  The NMPRC disallowed $3.5 million in rate base for historical DSM expenditures and certain rate case and prepaid pension expenses.  SPS implemented the base rates on Sept. 14, 2008.

2008 New Mexico Retail Electric Rate Case — On Dec. 18, 2008, SPS filed with the NMPRC a request to increase electric rates in New Mexico by approximately $24.6 million, or 5.1 percent. The request is based on a historic test year (split year based on year-ending June 30, 2008), an electric rate base of $321 million, and an equity ratio of 50 percent and a requested ROE of 12 percent.  SPS also requested interim rates to allow it to begin recovering the cost of the LPP facility of approximately $7.6 million per year. The NMPRC has suspended the proposed rate request until Oct. 17, 2009 and has set the interim rate request for hearing on March 19, 2009. The NMPRC has assigned the main part of the case to a hearing examiner and has set a mandatory mediation with a settlement judge for March 12, 2009.  The following procedural schedule has been established:

•                  Staff and intervenor direct testimony on May 8, 2009;

•                  SPS rebuttal testimony on May 29, 2009; and

•                  the hearing on the merits is expected to begin on June 8, 2009.

On Jan. 12, 2009, the NMPRC staff and the attorney general (AG) requested that the NMPRC suspend SPS’ advice notice and deny the request for interim relief. The staff stated that the standard for interim relief requires clear and convincing evidence of a financial emergency, which SPS has failed to provide and stated that the proposal entails piecemeal and retroactive ratemaking.  The AG stated that SPS’ testimony does not rise to the level required for the NMPRC to grant interim relief.

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

•                    At Dec. 31, 2007, a reserve had been previously established for this potential exposure, with no further expense accrual required.

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

Investigation of SPS Participation in SPP — In October 2007, the NMPRC issued an order initiating an investigation to consider the prudence and reasonableness of SPS’ participation in the SPP RTO. The investigation will consider the costs and benefits of RTO participation to SPS customers in New Mexico.  SPS filed its direct testimony on July 31, 2008.

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

•                     Resolution of base rates in the Complaint without any adjustment to the existing rates for the period January 2005 through June 30, 2006. The Settlement also resolves all base rate issues in SPS’ subsequent proceeding related to the period July 1, 2006 through Sept. 30, 2008, other than the method to be used to allocate demand related costs and provided for two sets of agreed-on rates that are dependent on the ultimate resolution of that issue.

•                     For July 1, 2008 and beyond, Golden Spread will be under a formula rate for power supply service. The rate will be based on actual data the most recent historic year adjusted for known and measurable changes and trued up to the actual performance in the subsequent calendar year.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

•                     Base Rates:  The FERC determined: (1) the ROE should be 9.33 percent; (2) rates should be based on a 12 CP allocator; and (3) the treatment of market based rate contracts in the test year should be to credit revenues to the cost of service rather than allocating costs to the agreements. The revenue requirement established by the FERC results in proposed revenues that are estimated to be approximately $25 million, or approximately $6.9 million below the level charged these customers during this 18-month period. Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning July 1, 2006, are the subject of settlements that have either been approved or are pending before the FERC.  These settlements are described in Wholesale 2005 Power Base Rate Application below.

•                     Fuel Clause:  The FERC determined that the method for calculating fuel and purchased energy cost charges to the complaining customer is to deduct from such costs incremental fuel and purchased energy costs, which it is attributing to SPS’ market based intersystem sales on the basis that these are “opportunity” sales under its precedent.  The FERC ordered that refunds of fuel cost charges based on this method of determining the FCAC should begin as of Jan. 1, 2005 (the refund effective date in the case).  The FERC ordered SPS to file a compliance filing calculating its refund obligation and implement the instructions in the order in calculating its FCAC charges going forward from that date.  While the order is subject to interpretation with respect to aspects of the calculation of the refund obligation, SPS does not expect its refund obligation to its full requirements customers from Jan. 1, 2005 through March 31, 2008, to exceed $11 million. PNM has filed a separate complaint that any refund obligation to PNM will be determined in that docket.  SPS is reviewing the Order and has not yet determined whether to seek rehearing.

•                     The FERC also ruled on two other FCA issues.  First, it required that wind contracts be evaluated on an individual contract basis rather than in aggregate.  Second, the FERC determined that an after-the-fact screen should be applied to all QF purchases to determine if they are economic.  While this review will require additional effort, it is not expected that this will result in additional refunds as all of the individual wind contracts as well as the QF purchases are typically economic when compared to market energy prices.

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due the full requirements customers.  As of Dec. 31, 2008, SPS has accrued an amount sufficient to cover the estimated refund obligation.

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

On May 30, 2008, the FERC conditionally accepted and suspended the rates and established hearing and settlement procedures.  The FERC granted a one-day suspension of rates instead of 180 days.  The LPP plant achieved commercial operations in September 2008 and the proposed base rates, based on a 10.25 percent ROE and a 12-CP demand allocator, became effective, subject to refund.  A pre-hearing conference was held Jan. 29, 2009, where a procedural schedule for the hearing was established and a preliminary joint list of issues was discussed.

14.   Commitments and Contingent Liabilities

Capital Commitments — As of Dec. 31, 2008, the estimated cost of the capital expenditure programs and other capital requirements of SPS is approximately $210 million in 2009, $245 million in 2010 and $205 million in 2011.

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

Fuel Contracts — SPS has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2009 and 2033.  SPS may be required to pay additional amounts depending on actual quantities shipped under these agreements.  The potential risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass through of most fuel, storage and transportation costs.

The estimated minimum purchase for SPS under these contracts as of Dec. 31, 2008, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
	(Millions of Dollars)
$1,356	$15	$271

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

At Dec. 31, 2008, the estimated future payments for capacity, accounted for as executory contracts, that SPS was obligated to purchase, subject to availability, were as follows:

(Millions of Dollars)
2009	$24.0
2010	43.4
2011	44.0
2012	25.0
2013	24.1
2014 and thereafter	201.9
Total	$362.4

Variable Interest Entities (VIE) — SPS has certain long-term power purchase agreements with independent power producing entities that contain tolling arrangements under which Xcel Energy procures the fuel required to produce the energy purchased.  Xcel Energy enters into these agreements to meet electric system capacity and energy needs.  Xcel Energy is not subject to risk of loss from the operations of these potential VIEs.  Xcel Energy has evaluated such entities for possible consolidation under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) and has concluded that these entities are not required to be consolidated in Xcel Energy’s consolidated financial statements.  The significant qualitative factors considered evaluating purchase power agreements under FIN 46R include length and terms of the contract and operational, fuel price and financing risk.   When necessary, a quantitative analysis demonstrated that Xcel Energy would absorb less than 50 percent of the expected gains or losses.   Significant assumptions used in the quantitative analysis by Xcel Energy, to determine the primary beneficiary, include an inflation rate equal to the Bureau of Labor Statistics 10 year average, estimated future fuel and electricity prices, future operating cash flows, an incremental borrowing rate, the expected life of the plant, and a debt to equity financing ratio.

Leases — SPS leases a variety of equipment and facilities used in the normal course of business, which are accounted for as operating leases.  Total rental expense under operating lease obligations was approximately $18.6 million, $4.3 million and $4.2 million for 2008, 2007 and 2006, respectively.  Included in total rental expense were purchase power agreement payments of  $14.2 million in 2008.

Included in the future commitments under operating leases are estimated future payments under purchase power agreements that have been accounted for as operating leases in accordance with Emerging Issues Task Force 01-8, Determining whether an Arrangement Contains a Lease and SFAS No. 13, Accounting for Leases.  Future commitments under operating leases are:

(Millions of Dollars)	Other Operating Leases	Purchased Power Agreement Operating Leases (a) (b)	Total Operating Leases
2009	$1.7	$44.4	$46.1
2010	1.3	44.4	45.7
2011	1.2	44.4	45.6
2012	0.9	44.4	45.3
2013	0.8	44.4	45.2
Thereafter	1.8	877.3	879.1

(a)  Amounts not included in purchase power agreement estimated future payments above.

(b)  Purchase power agreement operating leases contractually expire through 2033.

Environmental Contingencies

SPS has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, SPS believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRPs) and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for SPS, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense.

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, to which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At Dec. 31, 2008, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

CAIR — In March 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In July 2008, the U. S. Court of Appeals for the District of Columbia vacated CAIR and remanded the rule to EPA.  On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.

As currently written, CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.   The remaining capital investments for NOx controls in the SPS region are estimated at $4.5 million. For 2009, the estimated NOx allowance compliance costs are $2.5 million.  Annual purchases of SO2 allowances are estimated in the range of $3 million to $17 million each year, beginning in 2013, for phase I, based on expected allowance costs and fuel quality at the end of 2008.

CAMR — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants. The TCEQ has adopted by reference the EPA model program.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.   At this time, Texas has not adopted any state-only mercury requirements.

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

Maddox Station Groundwater  — The New Mexico Environment Department is requiring wastewater activity at Maddox Station to be permitted. SPS is developing the engineering wastewater management facilities and submitted the permit application in July 2008.   The estimated cost of the project is $1.8 million with an anticipated completion date in June 2009.

Asset Retirement Obligations

SPS records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with FASB Statement No. 143,  Accounting for Asset Retirement Obligations, (SFAS No. 143).  This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

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

A reconciliation of the beginning and ending aggregate carrying amounts of SPS’ AROs is shown in the table below for the 12 months ended Dec. 31, 2008 and Dec. 31, 2007, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2008	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2008

Electric Utility Plant:
Steam production asbestos	$3,184	$13,490	$(500)	$240	$1,084	$17,498
Steam production ash containment	369	—	—	23	—	392
Electric transmission and distribution	39	—	—	2	(28)	13
Total liability	$3,592	$13,490	$(500)	$265	$1,056	$17,903

SPS incurred revisions to prior estimates and new liabilities for asbestos due to a new dismantling cost study.  There were revised ash ponds and electric transmission and distribution asset retirement obligations due to new estimates and end of life dates. The Denver City steam plant was demolished in 2008 settling the Denver City steam plant ARO.

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

Removal Costs — SPS accrues an obligation for plant removal costs for generation, transmission and distribution facilities. Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2008 and Dec. 31, 2007, were $96 million and $96 million, respectively.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007 the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. No explanation was given for the order.  The Court of Appeals has taken the matter under advisement.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  The matter has now been fully briefed, with oral arguments set for May 19, 2009.  It is unknown when the court will render a decision.

Employment, Tort and Commercial Litigation

Lamb County Electric Cooperative (LCEC) — In 1995, LCEC petitioned the PUCT for a cease and desist order against SPS alleging SPS was unlawfully providing service to oil field customers in LCEC’s certificated area. In May 2003, the PUCT issued an order denying LCEC’s petition based on its determination that SPS in 1976 was granted a certificate to serve the disputed customers. LCEC appealed the decision to the Texas state court. In August 2004, the court affirmed the decision of the PUCT. In September 2004, LCEC appealed the decision to the Court of Appeals for the Third Supreme Judicial District. In November 2008, the Court of Appeals issued an opinion affirming the decision in favor of SPS.  In December 2008, LCEC filed a petition for review with the Supreme Court of Texas. On Feb. 27, 2009, the Supreme Court of Texas denied LCEC’s request for review.

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

15.   Regulatory Assets and Liabilities

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

(Thousands of Dollars)	See Note	Remaining Amortization Period	2008	2007
Regulatory Assets
Current regulatory asset — Unrecovered fuel costs	1	Less than one year	$5,540	$22,701

Pension and employee benefit obligations	8	Various	$178,125	$38,642
AFDC recorded in plant (a)		Plant lives	22,111	23,551
Conservation programs (a)		Ten years	17,024	21,566
Net AROs		Plant lives	16,208	3,356
Losses on reacquired debt	1	Term of related debt	10,914	12,182
Deferred income tax adjustments	1	Typically plant lives	9,681	11,244
Rate case costs	1	Various	9,063	6,007
New Mexico restructuring costs		To be determined (PUC mandate must be recovered by 2010)	4,334	5,147
Renewable resource costs		One to two years	759	2,274
Other		Various	1,125	931
Total noncurrent regulatory assets			$269,344	$124,900

Regulatory Liabilities
Current regulatory liability — Deferred electric energy costs			$20,936	$40

Plant removal costs	14		$95,722	$96,353
Contract valuation adjustments (b)	10		29,646	34,984
Investment tax credit deferrals			1,516	1,688
Total noncurrent regulatory liabilities			$126,884	$133,025

(a)             Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)            Includes the fair value of certain long-term purchased power agreements used to meet energy capacity requirements.

16. Segments and Related Information

SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $1,992.8 million, $1,652.3 million and $1,686.5 million for the years ended Dec. 31, 2008, 2007 and 2006, respectively.

Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

17.   Related Party Transactions

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

Xcel Energy has established a utility money pool arrangement with the utility subsidiaries.  See Note 4 for further discussion of this borrowing arrangement.

In 2006, SPS purchased electricity from Borger Energy Associates (Borger Energy), a former Xcel Energy subsidiary.  Xcel Energy sold its interest in Borger Energy in December 2006.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2008	2007	2006
Operating expenses:
Purchased power — purchased from Borger Energy	$—	$—	$92,757
Other operations — paid to Xcel Energy Services Inc.	94,291	98,098	103,082
Interest expense	1,549	713	828
Interest income	291	32	483

Accounts receivable and payable with affiliates at Dec. 31 was:

	2008		2007
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$3,330	$—	$8,332	$—
NSP-Wisconsin	58	—	87	—
PSCo	191	—	337	—
Other subsidiaries of Xcel Energy Inc.	1,249	10,568	—	9,432
	$4,828	$10,568	$8,756	$9,432

18. Summarized Quarterly Financial Data (Unaudited)

Due to the seasonality of SPS’s electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Summarized quarterly unaudited financial data is as follows:

	Quarter Ended
(Thousands of Dollars)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008

Operating revenues	$418,797	$537,873	$610,763	$425,341
Operating income	10,391	18,429	52,605	24,025
Net income (loss)	(1,265)	3,970	23,636	5,451

	Quarter Ended
(Thousands of Dollars)	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007

Operating revenues	$365,898	$401,125	$471,521	$413,743
Operating income	14,148	21,959	48,733	20,327
Net income	1,665	5,619	21,152	4,450

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2007 and 2008, and through the date of this report, there were no disagreements with the independent public accountants for SPS on accounting principles or practices, financial statement disclosures or auditing scope or procedures.

Item 9A(T) — Controls and Procedures

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Dec. 31, 2008, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and the CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.  SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  SPS has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2008, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2009 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls — For the year ended Dec. 31, 2008.
Report of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2008, 2007 and 2006.
Statements of Income — For the three years ended Dec. 31, 2008, 2007 and 2006.
Statements of Cash Flows — For the three years ended Dec. 31, 2008, 2007 and 2006.
Balance Sheets — As of Dec. 31, 2008 and 2007.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2008, 2007 and 2006.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated Feb. 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 99.3 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between Southwestern Public Service Co. and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
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

4.06*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 -Exhibit 4(b)).
4.07*	$250,000,000 Credit Agreement dated Dec. 14, 2006 between SPS and various lenders (Exhibit 99.04 to Form 8-K of Xcel Energy (file no. 001-03034) dated Dec. 14, 2006).
4.08*

Supplemental Trust Indenture dated as of Nov. 1, 2008 between SPS and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $250,000,000 principal amount of Series G Senior Notes, 8.75% due 2018  (Exhibit 4.01 of Form 8-K of SPS, dated Nov. 14, 2008 (file no. 001- 03789)).

10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Inc. Non-Qualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.03*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to NSP-Minnesota Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).
10.04*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998).
10.05*+	Xcel Energy Senior Executive Severance Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.06*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2009 (Exhibit 10.06 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008.
10.07*+	Xcel Energy Nonqualified Deferred Compensation Plan as amended and restated Jan. 1, 2009 (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.08*+

Xcel Energy Non-employee Directors’ Deferred Compensation Plan as amended and restated on Jan. 1, 2009 (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.09*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.10*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended

(Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.11*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.12*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.13*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.14*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.15*+	Xcel Energy Omnibus 2005 Incentive Plan (Appendix B to Exhibit 14A, Definitive Proxy Statement dated April 11, 2005).
10.16*+	Xcel Energy Executive Annual Incentive Award Plan (Appendix C to Exhibit 14A, Definitive Proxy Statement dated April 11, 2005).
10.17*+	Xcel Energy Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.18*+	Agreement, dated March 20, 2007 between Mr. Gary R. Johnson and Xcel Energy Inc. (Exhibit 10.1 to Form 8-K (file no. 001-03034) dated March 20, 2007).
10.19*+

Letter dated Sept. 19, 2007, from Xcel Energy Inc. to the U.S. Department of Justice (DOJ) submitting its offer to settle the COLI tax dispute and Letter dated Sept. 21, 2007 from the DOJ to Xcel Energy Inc. accepting the settlement offer. (Exhibit 10.1 to Form 10-Q (file no. 001-03034) for the quarter ended Sept. 30, 2007).

10.20*+	Amendment Four to Employment Agreement between Xcel Energy Inc. and Paul Bonavia (Exhibit 10.02 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).
10.21*+

First Amendment to the Xcel Energy Inc. Executive Annual Incentive Award Plan effective as of Jan. 1, 2009 (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.22*+	First Amendment to the Xcel Energy Inc. Omnibus Incentive Award Plan as of Jan. 1, 2009 (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.23*	Coal Supply Agreement (Harrington Station) between Southwestern Public Service Co. and TUCO, dated May 1, 1979 (Form 8-K (file no. 001-03789), May 14, 1979 — Exhibit 3).
10.24*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, (file no. 001-03789) May 14, 1979 — Exhibit 5(A)).
10.25*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, (file no. 3789) May 14, 1979 — Exhibit 5(B)).
10.26*

Coal Supply Agreement (Tolk Station) between Southwestern Public Service Co. and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(b)).

10.27*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, (file no. 3789) Feb. 28, 1982 — Exhibit 10(c)).
10.28*	Power Purchase Agreement dated May 23, 1997 between Borger Energy Associates, L.P, and Southwestern Public Service Co.
10.29*	Coal Supply Agreement (Harrington Station) between Southwestern Public Service Co. and TUCO, dated May 1, 1979 (Form 8-K (file no. 001-03789), May 14, 1979 — Exhibit 3).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2008, 2007 and 2006

(amounts in thousands of dollars)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Allowance for bad debts:
2008	$3,166	$4,745	$1,074	$4,297	$4,688
2007	2,686	3,713	1,228	4,461	3,166
2006	2,658	4,020	1,170	5,162	2,686

(1)       Recovery of amounts previously written off

(2)       Principally bad debts written off or transferred

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE CO.

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on March 2, 2009.

/s/ DAVID L. EVES	/s/ RICHARD C. KELLY
David L. Eves	Richard C. Kelly
President, CEO, and Director	Chairman and Director

/s/ TERESA S. MADDEN	/s/ BENJAMIN G.S. FOWKE III
Teresa S. Madden	Benjamin G.S. Fowke III
Vice President and Controller	Executive Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)	(Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.