Form 10-Q
period 2009-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2009-05-05
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-03789

Southwestern Public Service Company

(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tyler at Sixth
Amarillo, Texas	79101
(Address of principal executive offices)	(Zip Code)

(303) 571-7511

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008

Operating revenues	$368,983	$418,797

Operating expenses
Electric fuel and purchased power	247,509	321,692
Other operating and maintenance expenses	54,474	51,425
Demand side management program expenses	1,351	980
Depreciation and amortization	25,275	23,986
Taxes (other than income taxes)	10,542	10,323
Total operating expenses	339,151	408,406

Operating income	29,832	10,391

Interest and other income, net	365	863
Allowance for funds used during construction — equity	1,115	—

Interest charges and financing costs
Interest charges — includes other financing costs of $670 and $591, respectively	18,100	13,931
Allowance for funds used during construction — debt	(770)	(656)
Total interest charges and financing costs	17,330	13,275

Income (loss) before income taxes	13,982	(2,021)
Income tax expense (benefit)	4,800	(756)
Net income (loss)	$9,182	$(1,265)

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income (loss)	$9,182	$(1,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,666	26,024
Deferred income taxes	(24,687)	4,491
Amortization of investment tax credits	(81)	(55)
Allowance for equity funds used during construction	(1,115)	—
Net realized and unrealized hedging and derivative transactions	(508)	67
Changes in operating assets and liabilities:
Accounts receivable	4,902	3,420
Accrued unbilled revenues	5,859	2,711
Inventories	20,760	(3,357)
Recoverable electric energy costs	1,172	(19,683)
Prepayments and other	1,058	1,495
Accounts payable	(35,463)	42,092
Deferred electric energy costs	78,270	(39)
Net regulatory assets and liabilities	2,544	(171)
Other current liabilities	28,962	(13,026)
Change in other noncurrent assets	(2,585)	(2,761)
Change in other noncurrent liabilities	581	2,526
Net cash provided by operating activities	115,517	42,469

Investing activities
Utility capital/construction expenditures	(44,398)	(46,728)
Allowance for equity funds used during construction	1,115	—
Investments in utility money pool arrangement	(378,800)	—
Receipts from utility money pool arrangement	450,300	—
Other investments	—	2,171
Net cash provided by (used in) investing activities	28,217	(44,557)

Financing activities
Repayment of short-term borrowings, net	—	(73,000)
Borrowings under utility money pool arrangement	—	240,500
Repayments under utility money pool arrangement	—	(146,000)
Repayment of long-term debt, including reacquisition premiums	(100,000)	—
Dividends paid to parent	(15,585)	(15,931)
Net cash (used in) provided by financing activities	(115,585)	5,569

Net increase in cash and cash equivalents	28,149	3,481
Cash and cash equivalents at beginning of period	130,795	714
Cash and cash equivalents at end of period	$158,944	$4,195

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,678)	$(14,104)
Cash received (paid) for income taxes (net of refunds received)	32	(1,172)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$6,255	$3,169

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$158,944	$130,795
Investments in utility money pool arrangement	19,000	90,500
Accounts receivable, net	55,832	63,018
Accounts receivable from affiliates	7,112	4,828
Accrued unbilled revenues	92,004	97,863
Inventories	26,322	47,082
Recoverable electric energy costs	3,542	5,540
Derivative instruments valuation	8,926	8,926
Deferred income taxes	54,868	21,607
Prepayments and other	4,311	5,369
Total current assets	430,861	475,528

Property, plant and equipment, net	2,163,652	2,141,636

Other assets:
Regulatory assets	265,033	269,344
Prepaid pension asset	18,154	15,612
Derivative instruments valuation	74,319	76,551
Deferred charges and other	8,309	8,436
Total other assets	365,815	369,943
Total assets	$2,960,328	$2,987,107

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$100,000
Accounts payable	133,358	166,909
Accounts payable to affiliates	9,171	10,568
Deferred electric energy costs	99,206	20,936
Taxes accrued	37,794	20,271
Dividends payable to parent	17,374	15,585
Accrued interest	25,185	15,136
Derivative instruments valuation	5,102	5,079
Other	21,190	19,800
Total current liabilities	348,380	374,284

Deferred credits and other liabilities:
Deferred income taxes	495,100	486,702
Deferred investment tax credits	2,609	2,690
Regulatory liabilities	126,442	126,884
Asset retirement obligations	18,199	17,903
Derivative instruments valuation	57,579	59,255
Pension and employee benefit obligations	50,073	50,500
Other	17,468	16,461
Total deferred credits and other liabilities	767,470	760,395

Commitments and contingent liabilities
Capitalization:
Long-term debt	922,205	922,123
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	676,705	676,705
Retained earnings	250,968	259,159
Accumulated other comprehensive loss	(5,400)	(5,559)
Total common stockholder’s equity	922,273	930,305
Total liabilities and equity	$2,960,328	$2,987,107

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2009, and Dec. 31, 2008; the results of its operations for the three months ended March 31, 2009 and 2008; and its cash flows for the three months ended March 31, 2009 and 2008. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the Financial Statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassification — Demand side management (DSM) program expenses were reclassified as a separate item.  Previously these costs were included in depreciation and amortization on the statements of operations.  This reclassification did not have an impact on total operating expenses.

2. Accounting Pronouncements

Recently Adopted

Business Combinations (Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007)) — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. SPS implemented SFAS No. 141(R) on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 was effective for fiscal years beginning on or after Dec. 15, 2008. SPS implemented SFAS No. 160 on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures including objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008.  SPS implemented SFAS No. 161 on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.  For further discussion and SFAS No. 161 required disclosures, see Note 8 to the financial statements.

Recently Issued

Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Staff Position (FSP) FAS 132(R)-1) — In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand an employer’s required disclosures about plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  FSP FAS 132(R)-1 is effective for fiscal years ending after Dec. 15, 2009.  SPS does not expect the implementation of FSP FAS 132(R)-1 to have a material impact on its financial statements.

Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. In addition, entities are required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. SPS does not expect the implementation of FSP FAS 107-1 and APB 28-1 to have a material impact on its financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  SPS does not expect the implementation of FSP FAS 157-4 to have a material impact on its financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  SPS does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its financial statements.

3.  Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2009	Dec. 31, 2008
Accounts receivable, net:
Accounts receivable	$60,357	$67,706
Less allowance for bad debts	(4,525)	(4,688)
	$55,832	$63,018

Inventories:
Materials and supplies	$15,545	$15,422
Fuel	10,777	31,660
	$26,322	$47,082

Property, plant and equipment, net:
Electric plant	$3,629,728	$3,594,885
Construction work in progress	109,665	102,508
Total property, plant and equipment	3,739,393	3,697,393
Less accumulated depreciation	(1,575,741)	(1,555,757)
	$2,163,652	$2,141,636

4. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns. In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of March 31, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit. As of March 31, 2009, SPS’ earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $3.7 million and $3.5 million on March 31, 2009 and Dec. 31, 2008, respectively. These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers. The tax benefit for tax credit carryovers was not material as of March 31, 2009 and Dec. 31, 2008.

The unrecognized tax benefit balance included $0.4 million and $0.3 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $3.3 million and $3.2 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.2 million from Dec. 31, 2008 to March 31, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers. The amount of interest expense related to unrecognized tax benefits reported within interest charges in the first quarter of 2009 and 2008 was not material. The liability for interest related to unrecognized tax benefits was $0.3 million on March 31, 2009 and Dec. 31, 2008, respectively.

No amounts were accrued for penalties as of March 31, 2009 and Dec. 31, 2008.

5.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 13 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following section includes unresolved proceedings that are material to SPS’ financial position.

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — On June 12, 2008, SPS filed a rate case with the PUCT seeking an annual rate increase of approximately $61.3 million, or approximately 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue would decline by $33.1 million, primarily due to fuel savings from the Lea Power Partners (LPP) purchase power agreement.

The rate filing is based on a 2007 test-year adjusted for known and measurable changes, a requested return on equity (ROE) of 11.25 percent, an electric rate base of $989.4 million and an equity ratio of 51.0 percent. Interim rates of $18 million for costs associated with the LPP power purchase agreement went into effect in September 2008.

In January 2009, SPS reached an agreement with intervenors, which provided for a base rate increase of $57.4 million.  Key terms of the settlement include the following:

•                  An adjustment, which reduced depreciation expense by $5.6 million from currently authorized rates;

•                  Allows SPS to implement the transmission cost recovery factor in 2009;

•                  Precludes SPS from filing to seek any other change in base rates until Feb. 15, 2010; and

•                  Resolves all fuel reconciliation issues for 2006-07 with one adjustment for $0.6 million related to the sharing of certain wholesale sales revenues.

The overall settlement is now pending final PUCT approval and the settlement rates are in effect subject to this final approval.

John Deere Wind Complaint — In June 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects. SPS responded that the payments to JD Wind for energy produced from its qualifying facility (QF) are appropriate and in accordance with SPS’ filed tariffs with the PUCT. On March 25, 2009, the administrative law judge (ALJ) issued a proposal for decision, which recommends that SPS payment methodology to JD Wind is proper and that JD Wind’s complaint be denied.  The PUCT approved the proposal for decision during the April 23, 2009 open meeting.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

2008 New Mexico Retail Electric Rate Case — On Dec. 18, 2008, SPS filed with the NMPRC a request to increase electric rates in New Mexico by approximately $24.6 million, or 6.2 percent. The request is based on a historic test-year (split year based on the year-ending June 30, 2008), an electric rate base of $321 million, and an equity ratio of 50 percent and a requested ROE of 12 percent.  SPS also requested interim rates of $7.6 million per year to recover capacity costs of the Lea Power facility, which became operational in September 2008.

On March 26, 2009, the NMPRC approved a partial stipulated settlement between the parties that allows SPS to recover approximately $5.7 million of interim rates, effective May 1, 2009, through an LPP cost rider until the final rates from the remainder of the case are effective.

In April 2009, the parties reached an agreement in principle on key issues such as the amount of the rate increase and the earliest date that SPS can file its next base rate case, subject to a force majeure provision.  The parties are working out the details to resolve other issues before a settlement agreement can be concluded, filed with the NMPRC and disclosed publicly.   SPS expects to file the settlement documents with the NMPRC by the end of May 2009.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, all wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustment charges to such customers (the Complaint). Among other things, the complainants asserted that SPS had inappropriately allocated average fuel and purchased power costs to other wholesale customers, effectively raising the fuel cost charges to the complainants. Cap Rock Energy Corporation (Cap Rock), another full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In May 2006, a FERC ALJ issued an initial decision in the proceeding. The ALJ found that SPS should recalculate its fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting from such costs the incremental fuel costs attributed to SPS’ sales of system firm capacity and associated energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE and the use of a 3-month coincident peak (CP) demand allocator.

Golden Spread Complaint Settlement — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding. In December 2007, this comprehensive offer of settlement (the Settlement) was filed with the FERC. On April 21, 2008, the FERC approved the Settlement with a minor modification to the formula rate proposed by the FERC and accepted by the parties.  The Settlement provides for:

•                  A $1.25 million payment by SPS to Golden Spread to resolve a dispute concerning the quantities Golden Spread was entitled to take under its existing partial requirements agreement for the years 2006 and 2007. The Settlement caps those quantities for the period 2008 through 2011. SPS is not required to make any fuel refunds to Golden Spread that were the subject of the Complaint under the terms of the Settlement.

•                  An extended partial requirements contract at system average cost, with a capacity amount that ramps down over the period 2012 through 2019 from 500 megawatt (MW) to 200 MW.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.

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

•                  For July 1, 2008 and beyond, Golden Spread will be under a formula rate for power supply service. The rate will be based on actual data from the most recent historic year adjusted for known and measurable changes and trued up to the actual performance in the subsequent calendar year.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

•                     Base Rates:  The FERC determined: (1) the ROE should be 9.33 percent; (2) rates should be based on a 12 CP allocator; and (3) the treatment of market based rate contracts in the test-year should be to credit revenues to the cost of service rather than allocating costs to the agreements. The revenue requirement established by the FERC results in proposed revenues that are estimated to be approximately $25 million, or approximately $6.9 million below the level charged to these customers during this 18-month period. Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning July 1, 2006, are the subject of settlements that have either been approved or are pending before the FERC.

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

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the full requirements customers.  As of March 31, 2009, SPS has accrued an amount sufficient to cover the estimated refund obligation.

SPS 2008 Wholesale Rate Case — In March 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE. Four New Mexico Cooperatives filed a motion for dismissal and protest in April 2008.

On May 30, 2008, the FERC conditionally accepted and suspended the rates and established hearing and settlement procedures.  The FERC granted a one-day suspension of rates instead of 180 days.  Lea Power achieved commercial operations in September 2008 and the proposed base rates of $9.9 million, based on a 10.25 percent ROE and a 12 CP demand allocator, became effective, subject to refund.

The parties reached a settlement in principle, and an uncontested settlement was filed with the FERC on April 23, 2009.  As a result of the settlement, SPS will receive an annual revenue increase of approximately $9.6 million or an overall percentage increase of 3.3 percent. SPS expects the FERC to approve the uncontested settlement.

6.   Commitments and Contingencies

Except to the extent noted below, the circumstances set forth in Notes 13 and 14 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008 and Note 5 to the financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to SPS’ financial position.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, to which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2009, the liability for the cost of remediating these sites was estimated to be $0.1 million.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 14 of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Proposed Greenhouse Gas (GHG) Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the Clean Air Act’s mobile source program, and does not automatically trigger regulation under other provisions of the Clean Air Act that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact SPS.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In July 2008, the U. S. Court of Appeals for the District of Columbia vacated CAIR and remanded the rule to EPA.  On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.

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

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.   The remaining capital investments for NOx controls in the SPS region are estimated at $4.5 million. For 2009, the estimated NOx allowance compliance costs are $1.9 million. Annual purchases of SO2 allowances are estimated in the range of $1.7 million to $7.7 million each year, beginning in 2013, for phase I.

Allowance cost estimates for SPS are based on March 2009 allowance costs and fuel quality.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

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

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHG contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed, with oral arguments set for May 19, 2009. It is unknown when the court will render a decision.

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

In 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts alleged in the petition for a cease and desist order at the PUCT.  This suit has been dormant since it was filed, awaiting a final determination of the legality of SPS providing electric service to the disputed customers.  The PUCT order from May 2003, which found SPS was legally serving the disputed customers, collaterally determines the issue of liability contrary to LCEC’s position in the suit.  Because the PUCT May 2003 order has been affirmed, SPS will move for summary judgment if LCEC does not dismiss this case.

7.   Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At March 31, 2009 and Dec. 31, 2008, SPS had no commercial paper outstanding.  At March 31, 2009 and Dec. 31, 2008, SPS had board approval to issue up to $250 million of commercial paper.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100.0 million under the arrangement. At March 31, 2009 and Dec. 31, 2008, SPS had money pool loans outstanding of $19.0 million and $90.5 million, respectively.  The weighted average interest rates at March 31, 2009 and Dec. 31, 2008 were 1.20 percent and 3.48 percent, respectively.

8.   Derivative Instruments

Effective Jan. 1, 2009, SPS adopted SFAS No. 161, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the balance sheet for derivatives, the gains and losses on derivative instruments included in the statement of operations or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

SPS may enter into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and electric utility commodity prices.  See additional information pertaining to the valuation of derivative instruments in Note 9 to the financial statements.

Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2009, accumulated other comprehensive income related to interest rate derivatives included $0.6 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.

During the three months ended March 31, 2009, $0.2 million of net losses in accumulated other comprehensive income related to interest rate derivatives were reclassified into earnings.

At March 31, 2009, SPS had one unsettled interest rate swap outstanding with a notional amount of $25 million.  The interest rate swap is not designated as a hedging instrument, and as such, gains from changes in fair value of $0.8 million for the three months ended March 31, 2009 were recorded to earnings.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At March 31, 2009 and Dec. 31, 2008, SPS held no commodity derivatives.

Changes in the fair value of designated cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the regulatory recovery mechanisms in place.  At March 31, 2009, SPS had no amounts in accumulated other comprehensive income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

SPS may also enter into derivative instruments that mitigate commodity price risk on behalf of electric utility customers but are not designated as qualifying hedging transactions.  Changes in the fair value of these derivative instruments are deferred as a regulatory asset or liability, based on the regulatory recovery mechanisms in place.

The following table shows the major components of derivative instruments valuation in the balance sheets:

	March 31, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$83,245	$54,934	$85,477	$55,831
Interest rate derivatives	—	7,747	—	8,503
Total	$83,245	$62,681	$85,477	$64,334

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5,559)	$(6,005)
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(742)
After-tax net realized losses on derivative transactions reclassified into earnings	159	43
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(5,400)	$(6,704)

Credit Related Contingent Features —  If the credit rating of SPS were downgraded below investment grade, the counterparty to an interest rate swap agreement with SPS would have the ability to terminate the contract, which at March 31, 2009, would have resulted in the payment of the fair value of the derivative liability to the counterparty of approximately $7.7 million. There was no collateral posted on this contract at March 31, 2009.

Certain of SPS’s derivative instruments may also be subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that SPS’s ability to fulfill its contractual obligations is reasonably expected to be impaired. As of March 31, 2009, SPS had no collateral posted related to adequate assurance clauses in derivative contracts.

9. Fair Value Measurements

Effective Jan. 1, 2008, SPS adopted Fair Value Measurements (SFAS No. 157) for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 — Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

Cash equivalents recorded to the balance sheets consists of money market funds.  Money market funds are recorded at cost plus estimated accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of money market funds are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.

SPS uses quoted prices, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.

The following tables present, for each of the SFAS No. 157 hierarchy levels, SPS’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Net Balance
Assets
Cash equivalents	$—	$30,000	$—	$30,000
Liabilities
Interest rate derivatives	—	7,747	—	7,747

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Net Balance
Assets
Cash equivalents	$—	$50,000	$—	$50,000
Liabilities
Interest rate derivatives	—	8,503	—	8,503

10. Detail of Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, for the three months ended March 31, consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Interest income	$281	$826
Other non-operating income	4	47
Insurance policy income (expenses)	80	(10)
Total interest and other income (expenses), net	$365	$863

11. Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $369.0 million and $418.8 million for the three months ended March 31, 2009 and 2008, respectively.

12. Comprehensive Income (Loss)

The components of total comprehensive income (loss) are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Net income (loss)	$9,182	$(1,265)
Other comprehensive income:
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(742)
After-tax net realized losses on derivative transactions reclassified into earnings	159	43
Other comprehensive income (loss)	159	(699)
Comprehensive income (loss)	$9,341	$(1,964)

13. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,986	$16,773	$1,276	$1,464
Interest cost	41,849	40,583	12,156	12,546
Expected return on plan assets	(63,360)	(68,472)	(5,394)	(7,500)
Amortization of transition obligation	—	—	3,496	3,644
Amortization of prior service cost (credit)	6,155	5,166	(652)	(544)
Amortization of net loss	2,929	2,859	4,885	2,718
Net periodic benefit (credit) cost	3,559	(3,091)	15,767	12,328
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(487)	2,592	973	973
Net benefit cost (credit) recognized for financial reporting	$3,072	$(499)	$16,740	$13,301
SPS
Net benefit (credit) cost recognized for financial reporting	$(1,778)	$(2,754)	$1,191	$875

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2008 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2009.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as SPS’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2009, there have been no material changes to market risks from that set forth in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008.

RESULTS OF OPERATIONS

SPS’ net income was approximately $9.2 million for the first three months of 2009, compared with a net loss of approximately $1.3 million for the first three months of 2008.

The following summarizes the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power recovery	$(100)
2008 SPS fuel cost allocation regulatory accruals	12
Retail rate increases (Texas interim and New Mexico)	10
Transmission revenue	4
Firm wholesale	3
Other	21
Total decrease in electric revenues	$(50)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
2008 SPS fuel cost allocation regulatory accruals	$12
Retail rate increases (Texas interim and New Mexico)	10
Firm wholesale	3
Fuel and purchased power recovery	2
Purchased capacity costs	(11)
Other	8
Total increase in electric margin	$24

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first three months of 2009 increased $3.0 million, or 5.9 percent, compared to first three months of 2008.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$3
Higher plant generation costs	1
Other	(1)
Total increase in other operating and maintenance expenses	$3

Allowance for Funds Used During Construction, Equity (AFDC) — AFDC increased by approximately $1.1 million for the first three months of 2009, compared with 2008.

Interest Charges — Interest charges for the first three months of 2009 increased by approximately $4.2 million, or 29.9 percent, compared with 2008. The increase was primarily due to increased long-term debt levels necessary to repay short-term borrowings and to fund capital investments.

Income Taxes — Income tax expense increased by $5.6 million for the first three months of 2009 compared with 2008. The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 34.3 percent for the first three months of 2009, compared with 37.4 percent for the same period in 2008. The lower effective tax rate for the first three months of 2009 was primarily due to a lower forecasted annual effective tax rate for 2009 as compared to 2008.

Public Utility Regulation

Texas Energy Efficiency Cost Recovery Factor (EECRF) Rider — PUCT regulations established the mechanism under which electric utilities may recover costs associated with providing energy efficiency programs.  That mechanism, an EECRF Rider, must be included in a utility’s tariff and may be established in a utility’s base rate case or through a separate request seeking to establish an EECRF.  In accordance with this rule, SPS has removed its energy efficiency costs from its recent base rate proceeding, and has requested implementation of its EECRF Rider to recover the remaining unamortized balance of historic costs and its projected 2008 and 2009 energy efficiency costs.  In September 2008, the PUCT concluded that the rule under which the application was filed does not apply to SPS and the energy efficiency costs could be recovered in the pending Texas retail base rate case.   SPS filed supplemental testimony in the currently pending Texas retail base rate case seeking cost recovery.  As part of the joint stipulation filed by the parties in the currently pending Texas retail base rate case, the parties asked the ALJs to certify a question to the PUCT asking whether SPS could recover or return amounts spent above or below the base rate amount, and if so, what mechanism could be used to recover or refund those amounts.  Parties filed briefs addressing the issue on March 19, 2009.  At its March 27, 2009 open meeting, the PUCT determined that SPS is allowed to accrue the additional energy efficiency expenditures as a regulatory asset for recovery in its next general rate case.

Texas Renewable Energy Zones — In 2007, the PUCT designated competitive renewable energy zones (CREZs), which are regions of the state that are sufficient to develop renewable energy generation sources, such as wind.  Several CREZ areas within the SPS service region were designated for potential development. On Aug. 15, 2008, the PUCT issued a final order identifying a transmission plan to deliver approximately 18,000 MW of wind energy to load centers in Electric Reliability Council of Texas (ERCOT). The plan includes lines in the Texas Panhandle. Cost of this transmission plan is almost $5 billion, not including collector lines, and it will be paid for by ERCOT customers, not by SPS. A proceeding is now underway at the PUCT to select transmission providers to construct CREZ lines and associated facilities.  In a unanimous decision, lines in Panhandle CREZs were assigned to Sharyland Utilities, Cross

Texas Transmission and Wind Energy Transmission Texas (WETT).  Priority lines located in central and west Texas CREZs were mostly assigned to Oncor and LCRA.  These transmission providers will begin preparing certification applications.  The PUCT has initiated two proceedings to determine the sequence of certificate of convenience and necessity applications for the CREZ priority projects and for the subsequent priority CREZ projects.

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently holding a rulemaking to update the energy efficiency rule, consistent with the legislative changes.  The NMPRC issued a notice of proposed rulemaking, including a proposed rule.  Evidentiary hearing on the testimony is expected to be held in May of 2009.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008.  See Note 5 to the financial statements for a discussion of other regulatory matters.

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

Additional Information

See Notes 5 and 6 of the financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 13 and 14 of SPS’ financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2008 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference. There have been no material changes to risk factors.

Item 6. EXHIBITS

* Indicates incorporation by reference

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2009.

Southwestern Public Service Company

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer