Form 10-Q
period 2009-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2009-08-03
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2009
Common Stock, $1 par value	100 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues	$328,140	$537,873	$697,123	$956,670

Operating expenses
Electric fuel and purchased power	196,010	425,991	443,519	747,683
Other operating and maintenance expenses	53,956	54,605	108,429	106,030
Demand side management program expenses	2,621	4,682	3,973	5,661
Depreciation and amortization	25,279	24,386	50,554	48,373
Taxes (other than income taxes)	9,231	9,780	19,773	20,103
Total operating expenses	287,097	519,444	626,248	927,850

Operating income	41,043	18,429	70,875	28,820

Interest and other (expenses) income, net	(323)	1,367	42	2,230
Allowance for funds used during construction — equity	975	—	2,090	—

Interest charges and financing costs
Interest charges — includes other financing costs of $657, $590, $1,326 and $1,181, respectively	15,582	13,553	33,682	27,484
Allowance for funds used during construction — debt	(675)	(604)	(1,445)	(1,260)
Total interest charges and financing costs	14,907	12,949	32,237	26,224

Income before income taxes	26,788	6,847	40,770	4,826
Income taxes	9,980	2,877	14,780	2,121
Net income	$16,808	$3,970	$25,990	$2,705

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$25,990	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,542	56,733
Deferred income taxes	(19,432)	13,791
Amortization of investment tax credits	(162)	(110)
Allowance for equity funds used during construction	(2,090)	—
Net realized and unrealized hedging and derivative transactions	(1,509)	134
Changes in operating assets and liabilities:
Accounts receivable	(6,490)	(25,927)
Accrued unbilled revenues	(10,842)	(39,892)
Inventories	24,835	(5,084)
Recoverable electric energy costs	2,018	(60,238)
Prepayments and other	1,828	3,505
Accounts payable	(25,550)	80,165
Deferred electric energy costs	92,428	(39)
Net regulatory assets and liabilities	3,655	(1,056)
Other current liabilities	(5,567)	(13,789)
Change in other noncurrent assets	(5,064)	(5,398)
Change in other noncurrent liabilities	(17,291)	6,797
Net cash provided by operating activities	109,299	12,297

Investing activities
Utility capital/construction expenditures	(96,006)	(83,843)
Allowance for equity funds used during construction	2,090	—
Investments in utility money pool arrangement	(567,800)	—
Receipts from utility money pool arrangement	658,300	—
Other investments	—	2,166
Net cash used in investing activities	(3,416)	(81,677)

Financing activities
Repayment of short-term borrowings, net	—	76,000
Borrowings under utility money pool arrangement	—	379,100
Repayments under utility money pool arrangement	—	(354,600)
Repayment of long-term debt, including reacquisition premiums	(100,027)	—
Capital contributions from parent	13,044	2,095
Dividends paid to parent	(32,959)	(31,753)
Net cash (used in) provided by financing activities	(119,942)	70,842

Net (decrease) increase in cash and cash equivalents	(14,059)	1,462
Cash and cash equivalents at beginning of period	130,795	714
Cash and cash equivalents at end of period	$116,736	$2,176

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(33,455)	$(25,425)
Cash paid for income taxes (net of refunds received)	(34,363)	(10,007)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$3,751	$2,939

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$116,736	$130,795
Investments in utility money pool arrangement	—	90,500
Accounts receivable, net	57,032	63,018
Accounts receivable from affiliates	17,304	4,828
Accrued unbilled revenues	108,705	97,863
Inventories	20,563	47,082
Recoverable electric energy costs	3,523	5,540
Derivative instruments valuation	8,926	8,926
Deferred income taxes	56,665	21,607
Prepayments and other	3,541	5,369
Total current assets	392,995	475,528

Property, plant and equipment, net	2,186,540	2,141,636

Other assets
Regulatory assets	262,774	269,344
Derivative instruments valuation	72,088	76,551
Other	28,780	24,048
Total other assets	363,642	369,943
Total assets	$2,943,177	$2,987,107

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$100,000
Accounts payable	140,180	166,909
Accounts payable to affiliates	9,255	10,568
Deferred electric energy costs	113,364	20,936
Taxes accrued	14,939	20,271
Dividends payable to parent	16,854	15,585
Accrued interest	12,698	15,136
Derivative instruments valuation	5,125	5,079
Other	21,870	19,800
Total current liabilities	334,285	374,284

Deferred credits and other liabilities
Deferred income taxes	502,180	486,702
Deferred investment tax credits	2,528	2,690
Regulatory liabilities	122,974	126,884
Asset retirement obligations	18,501	17,903
Derivative instruments valuation	55,406	59,255
Pension and employee benefit obligations	41,496	50,500
Other	8,090	16,461
Total deferred credits and other liabilities	751,175	760,395

Commitments and contingent liabilities
Capitalization
Long-term debt	922,285	922,123
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Additional paid in capital	689,749	676,705
Retained earnings	250,922	259,159
Accumulated other comprehensive loss	(5,239)	(5,559)
Total common stockholder’s equity	935,432	930,305
Total liabilities and equity	$2,943,177	$2,987,107

See the Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2009, and Dec. 31, 2008; the results of its operations for the three and six months ended June 30, 2009 and 2008; and its cash flows for the six months ended June 30, 2009 and 2008. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2009 up to Aug. 3, 2009, which is the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

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

Interim Disclosures about Fair Value of Financial Instruments (FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. SPS implemented FSP FAS 107-1 and APB 28-1 on April 1, 2009, and the implementation did not have a material impact on its financial statements.  For FSP FAS 107-1 and APB 28-1 required disclosures, see Note 9 to the financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009.  SPS implemented FSP FAS 157-4 on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 was effective for interim and annual periods ending after June 15, 2009.  SPS implemented FSP FAS 115-2 and FAS 124-2 on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Subsequent Events (SFAS No. 165) — In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The accounting guidance contained in SFAS No. 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009.  SPS implemented SFAS No. 165 on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Recently Issued

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

Amendments to FASB Interpretation No. 46(R) (SFAS No. 167) — In June 2009, the FASB issued SFAS No. 167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect various elements of consolidation guidance under FASB Interpretation No. 46(R), including guidance for determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  SFAS No. 167 is effective for fiscal years beginning after Nov. 15, 2009.  SPS is currently evaluating the impact of SFAS No. 167 on its financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168) — In June 2009, the FASB issued SFAS No. 168, which confirms that the FASB Accounting Standards Codification (Codification) will become the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification will be considered non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after Sept. 15, 2009. SPS expects the implementation of SFAS No. 168 to have no impact on its financial statements.

3.   Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$61,536	$67,706
Less allowance for bad debts	(4,504)	(4,688)
	$57,032	$63,018

Inventories
Materials and supplies	$16,958	$15,422
Fuel	3,605	31,660
	$20,563	$47,082

Property, plant and equipment, net
Electric plant	$3,701,242	$3,594,885
Construction work in progress	79,772	102,508
Total property, plant and equipment	3,781,014	3,697,393
Less accumulated depreciation	(1,594,474)	(1,555,757)
	$2,186,540	$2,141,636

4.     Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of June 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit. As of June 30, 2009, SPS’ earliest open tax year for which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $3.7 million and $3.5 million on June 30, 2009 and Dec. 31, 2008, respectively. The unrecognized tax benefit amounts were increased by a payable associated with net operating loss (NOL) and tax credit carryovers of $0.8 million on June 30, 2009.  The tax benefits associated with NOL and tax credit carryovers were not material as of Dec. 31, 2008.

The unrecognized tax benefit balance included $0.3 million of tax positions on both June 30, 2009 and Dec. 31, 2008, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $3.4 million and $3.2 million of tax positions on June 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance was not material from April 1, 2009 to June 30, 2009.  SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2009 and 2008 was not material. The liability for interest related to unrecognized tax benefits was $0.3 million on both June 30, 2009 and Dec. 31, 2008.

No amounts were accrued for penalties as of June 30, 2009 and Dec. 31, 2008.

5.     Rate Matters

Except to the extent noted below, the circumstances set forth in Note 13 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following disclosure includes unresolved proceedings that are material to SPS’ financial position.

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas Retail Base Rate Case — In June 2008, SPS filed a rate case with the PUCT seeking an annual rate increase of approximately $61.3 million, or approximately 5.9 percent.  Base revenues are proposed to increase by $94.4 million, while fuel and purchased power revenue would decline by $33.1 million, primarily due to fuel savings from the Lea Power Partners (LPP) purchase power agreement.

The rate filing is based on a 2007 test-year adjusted for known and measurable changes, a requested ROE of 11.25 percent, an electric rate base of $989.4 million and an equity ratio of 51.0 percent.  Interim rates of $18 million for costs associated with the LPP power purchase agreement went into effect in September 2008.

In January 2009, a settlement agreement was reached with various intervenors, which provided for a base rate increase of $57.4 million, a reduced depreciation expense of $5.6 million, allowed SPS to implement the transmission rider in 2009 and precludes SPS from filing to seek any other change in base rates until Feb. 15, 2010.  In January 2009, an administrative law judge (ALJ) approved interim rates effective Feb. 1, 2009.

On June 2, 2009, the PUCT issued its order approving the settlement.

John Deere Wind Complaint — In June 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments to JD Wind for energy produced from the JD Wind projects.  SPS responded that the payments to JD Wind for energy produced from its qualifying facility (QF) are appropriate and in accordance with SPS’ filed tariffs with the PUCT.  On March 25, 2009, the ALJ issued a proposal for decision, which recommends that SPS payment methodology to JD Wind is proper and that JD Wind’s complaint be denied.    On May 1, 2009 the PUCT issued a final order denying JD Wind’s request for relief against SPS.  On June 25, 2009 JD Wind filed a petition for review of the final order in Texas District Court.  On July 9, 2009, SPS intervened to defend the PUCT’s order denying JD Wind’s requested relief.

Texas Jurisdictional Fuel Allocation Methodology — On May 28, 2009, SPS filed an application to revise the calculation of Texas retail jurisdictional fuel and purchased power expense, effective as of the start of the current fuel reconciliation period, which began in January 2008.  SPS has determined that its current method of calculating the monthly amount results in a material amount of unrecovered fuel and purchased power expense.  The application seeks approval for a revised methodology, which matches the fuel and purchased power expenses in a month with the fuel factor revenue received from each kilowatt-hour used that month.  For the period January 2008 through June 2009, the revised methodology would increase the amount of Texas retail jurisdictional fuel and purchased power cost to be recovered from customers by approximately $5.0 million.

The PUCT has referred this case to the State Office of Administrative Hearings (SOAH) for a contested case hearing.  No procedural schedule has yet been established.

Texas Transmission Cost Recovery Factor (TCRF) — On June 22, 2009, SPS filed a request to implement a TCRF with proposed revenues of $7.4 million annually.  The TCRF filing is based on changes in transmission investment for the period of Jan. 1, 2008 through April 30, 2009 and increases in FERC approved transmission costs for 2008.  The PUCT implemented rules in late 2007 allowing utilities to request a TCRF in between rate cases for costs of new transmission investment and FERC approved transmission costs.  This is SPS’ first filing under that rule.  SPS anticipates the PUCT to issue an order with rates effective by the end of 2009.  On July 20, 2009, the PUCT referred this case to the SOAH for a contested case proceeding.  A prehearing conference was scheduled for July 30, 2009 to establish a procedural schedule.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

2008 New Mexico Retail Electric Rate Case — In December 2008, SPS filed with the NMPRC a request to increase electric rates in New Mexico by approximately $24.6 million, or 6.2 percent. The request is based on a historic test-year (split year based on the year-ending June 30, 2008), an electric rate base of $321 million, and an equity ratio of 50.0 percent and a requested ROE of 12.0 percent.  SPS also requested interim rates of $7.6 million per year to recover capacity costs of the Lea Power facility, which became operational in September 2008.

On March 26, 2009, the NMPRC approved a partial stipulated settlement between the parties that allows SPS to recover approximately $5.7 million of interim rates, effective May 1, 2009, through an LPP cost rider until the final rates from the remainder of the case are effective.

On May 28, 2009, the parties filed an uncontested stipulation that resolves all issues in the case.  Under the stipulation, SPS receives a base rate increase of $14.2 million, effective July 1, 2009.  SPS has agreed that Dec. 1, 2010 is the earliest date it will file its next base rate case, subject to a force majeure provision triggered by additional environmental compliance costs.

On July 14, 2009, the NMPRC issued an order approving the stipulation if the parties accept revisions requiring SPS to fund audits of its fuel and purchased power costs and its renewable energy certificate (REC) transactions, with SPS being able to recover the costs of the audits in rates and requiring SPS to provide the NMPRC with notice about certain REC prices.  Under the order, the NMPRC’s approval becomes effective automatically, without the need for a further NMPRC order, when the parties make their filing accepting the revisions or stating they do not oppose the revisions.   On July 15, 2009, SPS filed an amendment to the stipulation that stated SPS’ acceptance of the revisions and stating that the NMPRC staff and all intervenors accept or do not oppose the revisions.  SPS implemented the new rates on July 15, 2009.

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

In May 2006, a FERC ALJ issued an initial decision in the proceeding. The ALJ found that SPS should recalculate its fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting the incremental fuel costs attributed to SPS’ sales of capacity and energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE.

Golden Spread Complaint Settlement  — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  In December 2007, this comprehensive offer of settlement (the Settlement) was filed with the FERC.  On April 21, 2008, the FERC approved the Settlement, which resolved all issues that were the subject of the Complaint; implemented a formula rate and extended the term of its partial requirements sale to Golden Spread beginning 2012 at 500 MW and ramping down to 200 MW at the end of the new term in 2019.  The Settlement made the extended purchase contingent on certain state approvals.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals. The NMPRC ALJ has recommended approval of the replacement power agreement.  SPS’ applications before the NMPRC and the PUCT are currently pending.

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

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC.  In the report, SPS has calculated the base rate refund for the 18-month period to be equal to $6.1 million and the fuel refund to be equal to $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the full requirements customers.  As of June 30, 2009, SPS has accrued an amount sufficient to cover the estimated refund obligation.

On June 5, 2009, SPS, the New Mexico Cooperatives and Cap Rock filed a letter with FERC indicating that the parties had reached an agreement in principle regarding this matter and asked that the FERC not issue an order upon reconsideration to allow the parties an opportunity to formalize the Settlement and file it with the NMPRC.  SPS, the New Mexico Cooperatives and Cap Rock are now finalizing the settlement documents.  The FERC, after receiving comments from interested parties, is expected to consider the proposed settlement.  With this settlement, SPS will have settled with all of the complainants in the case.

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

SPS 2008 Transmission Formula Rate Case — In December 2007, Xcel Energy submitted an application to implement a transmission formula rate for the SPS zone of the Xcel Energy Open Access Transmission Tariff (OATT). The changed rates will affect all wholesale transmission service customers using the SPS transmission network under either the Southwest Power Pool, Inc. (SPP) Regional OATT or the Xcel Energy OATT.

As filed, SPS’ transmission rates would be updated annually each July 1 based on SPS’ prior year actual costs and loads plus the revenue requirements associated with projected current year transmission plant additions. The proposed ROE was 12.7 percent, including a 50 basis point adder for SPS’ participation in the SPP Regional Transmission Organization (RTO). The proposed rates would provide first year incremental annual transmission revenue for SPS of approximately $5.5 million. In February 2008, the FERC accepted the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures. The FERC granted a 50 basis point adder to the ROE that it will determine in this proceeding as a result of SPS’ participation in the SPP RTO. The filed rates, updated for 2007 actual costs and projected 2008 transmission plant additions, were placed into effect on July 6, 2008, subject to refund.

On July 1, 2009, SPS and the parties notified the ALJ that a settlement in principle had been reached on all issues except the ratemaking and rate design treatment of certain radial transmission lines under the SPP Regional OATT.  The settlement terms are not yet public.  The radial line issue remains in settlement discussions; if the parties do not reach a settlement in principle by Sept. 4, 2009, SPS expects the issue to be set for litigated proceedings.  The outcome of the litigation is not expected to have a material impact on SPS.

6.     Commitments and Contingent Liabilities

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, to which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2009, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

American Clean Energy and Security Act (ACES) — On June 26, 2009, the U.S. House of Representatives passed ACES.  Key provisions include a federal cap-and-trade program to reduce greenhouse gas (GHG) emissions by 17 percent by 2020 and 83 percent by 2050 compared to 2005 levels, a national renewable energy standard, investments in new clean energy technologies and energy efficiency, and mandates for new energy-saving standards.  The U.S. Senate has delayed consideration of ACES until September 2009, during which time the bill could change considerably.  The ultimate impact of the bill on SPS therefore remains uncertain.

Environmental Protection Agency (EPA) Proposed GHG Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act (CAA) and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the CAA’s mobile source program, and does not automatically trigger regulation under other provisions of the CAA that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact SPS.

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

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.   The remaining capital investments for NOx controls in the SPS region are estimated at $4.5 million. For 2009, the estimated NOx allowance compliance costs are $1.4 million to $2.0 million. Annual purchases of SO2 allowances are estimated in the range of $1.7 million to $7.7 million each year, beginning in 2013, for phase I.

Allowance cost estimates for SPS are based on fuel quality and current market data.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of SPS, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. No explanation was given for the order. The Court of Appeals has taken the matter under advisement.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed.  It is uncertain when the court will render a decision.

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

In 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts alleged in the petition for a cease and desist order at the PUCT.  This suit has been dormant since it was filed, awaiting a final determination of the legality of SPS providing electric service to the disputed customers.  The PUCT order from May 2003, which found SPS was legally serving the disputed customers, collaterally determines the issue of liability contrary to LCEC’s position in the suit.  Because the PUCT May 2003 order has now been affirmed, on June 16, 2009, LCEC filed a motion to dismiss this case.

7.     Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At June 30, 2009 and Dec. 31, 2008, SPS had no commercial paper outstanding.  At June 30, 2009 and Dec. 31, 2008, SPS had board approval to issue up to $250 million of commercial paper.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. At Dec. 31, 2008, SPS had money pool loans outstanding of $90.5 million with a weighted average interest rate of 3.48 percent.  At June 30, 2009, SPS had no money pool loans outstanding or money pool borrowings.

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

SPS may enter into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and electric utility commodity prices.  See additional information pertaining to the valuation of derivative instruments in Note 10 to the financial statements.

Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2009, accumulated other comprehensive losses related to interest rate derivatives included $0.6 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three and six months ended June 30, 2009 were $0.3 million and $0.5 million, respectively.

At June 30, 2009, SPS had one unsettled interest rate swap outstanding with a notional amount of $25 million.  The interest rate swap is not designated as a hedging instrument, and as such, gains from changes in fair value of $1.3 million and $2.0 million for the three and six months ended June 30, 2009, respectively, were recorded to earnings.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At June 30, 2009 and Dec. 31, 2008, SPS held no commodity derivatives.  Changes in the fair value of derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

The following table shows the major components of derivative instruments valuation in the balance sheets:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$81,014	$54,037	$85,477	$55,831
Interest rate derivatives	—	6,494	—	8,503
Total	$81,014	$60,531	$85,477	$64,334

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(5,400)	$(6,704)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	751
After-tax net realized losses on derivative transactions reclassified into earnings	161	43
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(5,239)	$(5,910)

	Six months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5,559)	$(6,005)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	9
After-tax net realized losses on derivative transactions reclassified into earnings	320	86
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(5,239)	$(5,910)

Credit Related Contingent Features — If the credit rating of SPS were downgraded below investment grade, the counterparty to an interest rate swap agreement with SPS would have the ability to terminate the contract, which at June 30, 2009, would have resulted in the payment of the fair value of the derivative liability to the counterparty of approximately $6.5 million. There was no collateral posted on this contract at June 30, 2009.

Certain of SPS’s derivative instruments may also be subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that SPS’s ability to fulfill its contractual obligations is reasonably expected to be impaired. As of June 30, 2009, SPS had no collateral posted related to adequate assurance clauses in derivative contracts.

9.      Financial Instruments

The estimated fair values of SPS’ recorded financial instruments are as follows:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$268	$268	$290	$290
Long-term debt, including current portion	922,285	943,504	1,022,123	1,001,703

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

The fair value estimates presented are based on information available to management as of June 30, 2009 and Dec. 31, 2008. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2009 and Dec. 31, 2008, there were $10.0 million and $11.6 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

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

Cash equivalents recorded to the balance sheets consist of money market funds.  Money market funds are recorded at cost plus estimated accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of money market funds are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.

SPS uses quoted prices, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.

The following tables present, for each of the SFAS No. 157 hierarchy levels, SPS’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Net Balance
Assets
Cash equivalents	$—	$100,500	$—	$100,500
Liabilities
Interest rate derivatives	—	6,494	—	6,494

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Net Balance
Assets
Cash equivalents	$—	$50,000	$—	$50,000
Liabilities
Interest rate derivatives	—	8,503	—	8,503

11.  Interest and Other (Expenses) Income, Net

Interest and other (expenses) income, net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2009	2008	2009	2008

Interest (expenses) income	$(89)	$1,207	$192	$2,033
Other nonoperating income	1	51	5	98
Insurance policy (expenses) income	(224)	109	(144)	99
Other nonoperating expenses	(11)	—	(11)	—
Total interest and other (expenses) income, net	$(323)	$1,367	$42	$2,230

12.       Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $328.1 million and $537.9 million for the three months ended June 30, 2009 and 2008, respectively, and $697.1 million and $956.7 million for the six months ended June 30, 2009 and 2008, respectively.

13.       Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$16,808	$3,970	$25,990	$2,705
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges	—	751	—	9
After-tax net realized losses on derivative transactions reclassified into earnings	161	43	320	86
Other comprehensive income	161	794	320	95
Comprehensive income	$16,969	$4,764	$26,310	$2,800

14.  Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,744	$14,929	$1,057	$1,211
Interest cost	43,046	44,677	13,050	12,894
Expected return on plan assets	(64,909)	(68,697)	(5,993)	(8,425)
Amortization of transition obligation	—	—	3,726	3,644
Amortization of prior service cost (credit)	6,154	5,166	(711)	(544)
Amortization of net loss	3,299	3,511	4,779	3,031
Net periodic benefit cost (credit)	4,334	(414)	15,908	11,811
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(959)	1,925	973	973
Net benefit cost recognized for financial reporting	$3,375	$1,511	$16,881	$12,784
SPS
Net benefit (credit) cost recognized for financial reporting	$(1,544)	$(2,486)	$1,309	$866

	Six months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$32,730	$31,702	$2,333	$2,675
Interest cost	84,895	85,260	25,206	25,440
Expected return on plan assets	(128,269)	(137,169)	(11,388)	(15,925)
Amortization of transition obligation	—	—	7,222	7,288
Amortization of prior service cost (credit)	12,309	10,332	(1,363)	(1,088)
Amortization of net loss	6,228	6,370	9,665	5,749
Net periodic benefit cost (credit)	7,893	(3,505)	31,675	24,139
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(1,446)	4,517	1,946	1,946
Net benefit cost recognized for financial reporting	$6,447	$1,012	$33,621	$26,085
SPS
Net benefit (credit) cost recognized for financial reporting	$(3,322)	$(5,240)	$2,500	$1,741

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2008 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2009.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as SPS’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2009, there have been no material changes to market risks from that set forth in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

SPS’ net income was approximately $26.0 million for the first six months of 2009, compared with net income of approximately $2.7 million for the first six months of 2008.

Electric Revenues and Margin

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

Electric — The following tables detail the electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2009	2008
Electric revenues	$697	$957
Electric fuel and purchased power	(444)	(748)
Electric margin	$253	$209

The following summarizes the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$(335)
Retail rate increases (Texas and New Mexico)	21
2008 fuel cost allocation regulatory accruals	12
Firm wholesale	9
Transmission revenues	6
Other, net	27
Total decrease in electric revenues	$(260)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Retail rate increases (Texas and New Mexico)	$21
2008 fuel cost allocation regulatory accruals	12
Firm wholesale	9
Fuel and purchased power cost recovery	9
Transmission revenues	6
Purchased capacity costs	(22)
Other, net	9
Total increase in electric margin	$44

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2009 increased $2.4 million, or 2.3 percent, compared to first six months of 2008.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$4
Higher plant generation costs	1
Lower consulting costs	(1)
Lower material costs	(1)
Other, net	(1)
Total increase in other operating and maintenance expenses	$2

Allowance for Funds Used During Construction, Debt and Equity (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by approximately $2.3 million for the first six months of 2009 compared with 2008.  This increase was due to the debt to equity split that began in January of 2009.

Demand Side Management (DSM) — The DSM expenses for the first six months of 2009 decreased by approximately $1.7 million, or 29.8 percent, compared with 2008.  This decrease was due to the settlement of the Texas rate case in 2009 which extended the amortization period from 4 years to 10 years.

Interest Charges — Interest charges for the first six months of 2009 increased by approximately $6.2 million, or 22.6 percent, compared with 2008. The increase was primarily due to increased long-term debt levels necessary to repay short-term borrowings and to fund capital investments.

Income Taxes — Income tax expense increased by $12.7 million for the first six months of 2009 compared with 2008. The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 36.3 percent for the first six months of 2009, compared with 43.9 percent for the same period in 2008. The lower effective tax rate for the first six months of 2009 was primarily due to a lower forecasted annual effective tax rate for 2009 as compared to 2008.

Public Utility Regulation

New Mexico Energy Efficiency Disincentive Rulemaking — During the last legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  The NMPRC is currently conducting a rulemaking proceeding to update the energy efficiency rule, consistent with the legislative changes.  The NMPRC held an evidentiary hearing on the rule on June 26, 2009.  It is likely that the NMPRC will act on the proposed rule late in the third quarter or early in the fourth quarter of 2009.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008.  In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

Compliance with NERC Protective Maintenance Standards — In 2008, SPS filed self-reports with the SPP, the NERC Regional Entity for the SPS system, relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  SPS expects that penalties may be assessed by SPP in conjunction with some of the self-reports. The penalties are not expected to be material.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against SPS. After consultation with legal counsel, SPS has recorded an estimate of the probable cost of settlement or other disposition for such matters.

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

Item 1A. RISK FACTORS

Except to the extent updated or described below, SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which creates an additional need for liquidity to post margin as exchange positions change value daily.  Additional margin requirements could impact our liquidity.

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

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on SPS and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is SPS’ ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on SPS.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the financial statements.

Item 6. EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
10.01*	Amendment dated as of April 13, 2009 to the SPS Credit Agreement dated as of Dec. 14, 2006 (Exhibit 10.04 of Form 10-Q of Xcel Energy dated July 31, 2009 (file no. 001-03034)).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 3, 2009.

Southwestern Public Service Company

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer