Form 10-Q
period 2009-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2009-11-02
CIK 92521

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

Tyler at Ninth
Amarillo, Texas	79101
(Address of principal executive offices)	(Zip Code)

(303) 571-7511

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 2, 2009
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Operating revenues	$397,094	$610,763	$1,094,217	$1,567,433

Operating expenses
Electric fuel and purchased power	229,607	469,617	673,126	1,217,300
Other operating and maintenance expenses	52,716	50,743	161,145	156,773
Demand side management program expenses	2,673	2,266	6,646	7,927
Depreciation and amortization	25,970	24,460	76,524	72,833
Taxes (other than income taxes)	9,458	11,072	29,231	31,175
Total operating expenses	320,424	558,158	946,672	1,486,008

Operating income	76,670	52,605	147,545	81,425

Other income (expense), net	(538)	1,738	(496)	3,967
Allowance for funds used during construction - equity	887	—	2,977	—

Interest charges and financing costs
Interest charges - includes other financing costs of $662, $597, $1,989 and $1,778, respectively	17,178	14,179	50,860	41,663
Allowance for funds used during construction - debt	(618)	(638)	(2,063)	(1,898)
Total interest charges and financing costs	16,560	13,541	48,797	39,765

Income before income taxes	60,459	40,802	101,229	45,627
Income taxes	23,044	17,166	37,824	19,287
Net income	$37,415	$23,636	$63,405	$26,340

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2009	2008

Operating activities
Net income	$63,405	$26,340
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,561	82,271
Deferred income taxes	3,745	25,239
Amortization of investment tax credits	(243)	(147)
Allowance for equity funds used during construction	(2,977)	—
Net realized and unrealized hedging and derivative transactions	(1,013)	201
Changes in operating assets and liabilities:
Accounts receivable	9,471	(18,748)
Accrued unbilled revenues	7,104	1,289
Recoverable electric energy costs	3,978	(27,690)
Inventories	20,543	(29,592)
Prepayments and other	(27,133)	2,712
Accounts payable	(40,945)	2,227
Deferred electric energy costs	52,547	—
Net regulatory assets and liabilities	1,961	(1,703)
Other current liabilities	11,441	1,504
Change in other noncurrent assets	(8,019)	(8,634)
Change in other noncurrent liabilities	(18,110)	6,515
Net cash provided by operating activities	155,316	61,784

Investing activities
Utility capital/construction expenditures	(148,543)	(127,271)
Allowance for equity funds used during construction	2,977	—
Investments in utility money pool arrangement	(776,400)	—
Receipts from utility money pool arrangement	776,900	—
Other investments	—	2,179
Net cash used in investing activities	(145,066)	(125,092)

Financing activities
Repayment of short-term borrowings, net	—	(33,000)
Borrowings under utility money pool arrangement	—	667,700
Repayments under utility money pool arrangement	—	(577,200)
Repayment of long-term debt, including reacquisition premiums	(100,027)	—
Capital contributions from parent	13,044	52,095
Dividends paid to parent	(49,813)	(46,866)
Net cash (used in) provided by financing activities	(136,796)	62,729

Net decrease in cash and cash equivalents	(126,546)	(579)
Cash and cash equivalents at beginning of period	130,795	714
Cash and cash equivalents at end of period	$4,249	$135

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(37,181)	$(33,429)
Cash (paid) received for income taxes, net	(58,574)	9,416

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$3,545	$1,215

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	Sept. 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$4,249	$130,795
Investments in utility money pool arrangement	90,000	90,500
Accounts receivable, net	53,281	63,018
Accounts receivable from affiliates	5,094	4,828
Accrued unbilled revenues	90,759	97,863
Inventories	26,539	47,082
Recoverable electric energy costs	1,562	5,540
Derivative instruments valuation	8,926	8,926
Deferred income taxes	43,377	21,607
Prepayments and other	32,502	5,369
Total current assets	356,289	475,528

Property, plant and equipment, net	2,212,978	2,141,636

Other assets
Regulatory assets	258,932	269,344
Derivative instruments valuation	69,856	76,551
Other	31,561	24,048
Total other assets	360,349	369,943
Total assets	$2,929,616	$2,987,107

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$100,000
Accounts payable	125,636	166,909
Accounts payable to affiliates	8,198	10,568
Deferred electric energy costs	73,483	20,936
Taxes accrued	19,869	20,271
Accrued interest	24,864	15,585
Dividends payable	17,032	15,136
Derivative instruments valuation	5,110	5,079
Other	21,053	19,800
Total current liabilities	295,245	374,284

Deferred credits and other liabilities
Deferred income taxes	511,486	486,702
Deferred investment tax credits	2,447	2,690
Regulatory liabilities	119,758	126,884
Asset retirement obligations	18,807	17,903
Derivative instruments valuation	54,766	59,255
Pension and employee benefit obligations	41,008	50,500
Other	7,759	16,461
Total deferred credits and other liabilities	756,031	760,395

Commitments and contingent liabilities
Capitalization
Long-term debt	922,366	922,123
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	689,749	676,705
Additional paid in capital	—	—
Retained earnings	271,305	259,159
Accumulated other comprehensive loss	(5,080)	(5,559)
Total common stockholder’s equity	955,974	930,305
Total liabilities and equity	$2,929,616	$2,987,107

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2009, and Dec. 31, 2008; the results of its operations for the three and nine months ended Sept. 30, 2009 and 2008; and its cash flows for the nine months ended Sept. 30, 2009 and 2008. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2009 up to Nov. 2, 2009, which is the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric sales of SPS, interim results are not necessarily an appropriate base from which to project annual results.

1.             Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassification — Demand side management (DSM) program expenses were reclassified as a separate item.  Previously these costs were included in other operating and maintenance expenses and depreciation and amortization on the statements of income.  This reclassification did not have an impact on total operating expenses.

2.             Accounting Pronouncements

Recently Adopted

Business Combinations — In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008.  SPS implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.

Noncontrolling Interests — Also in December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. This new guidance was effective for fiscal years beginning on or after Dec. 15, 2008.  SPS implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.

Derivatives and Hedging Disclosures — In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The guidance amends and expands previous disclosure requirements for derivative instruments and hedging activities, including disclosures of objectives and strategies for using derivatives, gains, and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  This new guidance was effective for fiscal years and interim periods beginning after Nov. 15, 2008.  SPS implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its financial statements.  For further discussion and the required disclosures, see Note 8 to the financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, which requires that disclosures regarding the fair value of financial instruments be included in interim financial statements.  This new guidance was effective for interim periods ending after June 15, 2009.  SPS implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its financial statements.  For further discussion and the required disclosures, see Note 9 to the financial statements.

Fair Value in Inactive Markets — Also in April 2009, the FASB issued new guidance for identifying market transactions that are not orderly and determining fair value when market trading activity has decreased significantly.  The new guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for an asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  SPS implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Other-Than-Temporary Impairments — Additionally in April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  SPS implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance on subsequent events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The guidance is consistent with the auditing literature historically used for accounting and disclosure of subsequent events, however, it requires an entity to disclose the date through which subsequent events have been evaluated.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  SPS implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its financial statements.

Accounting Standards Codification — In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB Accounting Standards Codification (ASC or Codification) to state that the Codification is to be the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after Sept. 15, 2009.  SPS implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative GAAP, other than the guidance put forth by the SEC, on July 1, 2009.  The implementation did not have a material impact on SPS’ financial statements.

Recently Issued

Postretirement Benefit Plans — In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance will amend and expand previous disclosure requirements for plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  This new guidance is effective for disclosures for fiscal years ending after Dec. 15, 2009.  SPS does not expect the implementation of the guidance to have a material impact on its financial statements.

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities.  The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  This new guidance is effective for fiscal years beginning after Nov. 15, 2009.  SPS is currently evaluating the impact of this guidance on its financial statements.

Fair Value of Liabilities — In August 2009, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU No. 2009-05), which will update the Codification with clarifications for measuring the fair value of liabilities.  The liability-specific guidance includes clarifications and guidelines for using, when available, the most observable prices in active markets for identical liabilities or similar liabilities, or the prices of identical liabilities or similar liabilities traded as assets, rather than more complex and less observable valuation techniques and inputs such as those used in a present value model.  The updates to the Codification contained in ASU No. 2009-05 are effective for interim and annual periods beginning after its August, 2009 issuance.  SPS does not expect the implementation of these changes in the Codification to have a material impact on its financial statements.

3.                                      Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$57,920	$67,706
Less allowance for bad debts	(4,639)	(4,688)
	$53,281	$63,018
Inventories
Materials and supplies	$16,018	$15,422
Fuel	10,521	31,660
	$26,539	$47,082
Property, plant and equipment, net
Electric plant	$3,712,934	$3,594,885
Construction work in progress	98,586	102,508
Total property, plant and equipment	3,811,520	3,697,393
Less accumulated depreciation	(1,598,542)	(1,555,757)
	$2,212,978	$2,141,636

4.                                      Income Taxes

SPS is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003).  The IRS did not propose any material adjustments for those tax years.  Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  The IRS commenced an examination of tax years 2006 and 2007 in the third quarter of 2008, and this audit is expected to be completed in the first quarter of 2010.  As of Sept. 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — In the first quarter of 2008, the state of Texas concluded an income tax audit through tax year 2005.  No material adjustments were proposed for this audit.  As of Sept. 30, 2009, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2004.  There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $4.4 million and $3.5 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.  The tax benefits associated with net operating loss (NOL) and tax credit carryovers were not material as of Sept. 30, 2009 and Dec. 31, 2008.

The unrecognized tax benefit balance included $0.3 million of tax positions on both Sept. 30, 2009 and Dec. 31, 2008, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $4.1 million and $3.2 million of tax positions on Sept. 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.7 million from June 30, 2009 to Sept. 30, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $2 million.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2009 was $0.1 million.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2008 was not material.  The liability for interest related to unrecognized tax benefits was $0.4 million and $0.3 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.

No amounts were accrued for penalties as of Sept. 30, 2009 or Dec. 31, 2008.

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

The rate filing was based on a 2007 test year adjusted for known and measurable changes, a requested return on equity (ROE) of 11.25 percent, an electric rate base of $989.4 million and an equity ratio of 51.0 percent.  Interim rates of $18 million for costs associated with the LPP power purchase agreement went into effect in September 2008.

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

John Deere Wind Complaint — In June 2007, several John Deere Wind Energy subsidiaries (JD Wind) filed a complaint against SPS disputing SPS’ payments for energy produced from the JD Wind projects.  SPS responded that the payments to JD Wind are appropriate and in accordance with SPS’ filed tariffs with the PUCT.  In March 2009, the ALJ recommended that SPS payment methodology to JD Wind is proper and that JD Wind’s complaint be denied.

In May 2009 the PUCT issued a final order denying JD Wind’s request for relief against SPS.  In June 2009, JD Wind filed a petition for review of the final order in Texas District Court.  In July 2009, the PUCT filed an answer to JD Wind’s petition in Texas District Court in which the PUCT denied each and every, all and singular, the allegations contained in the JD Wind petition.

In September 2009, JD Wind submitted a petition to the FERC, which in effect, disputed and sought to overturn the decision of the PUCT.  SPS has responded to the JD Wind petition, asserting among other things that the dispute should be resolved in Texas courts.

Texas Jurisdictional Fuel Allocation Methodology — In May 2009, SPS filed an application to revise the calculation of Texas retail jurisdictional fuel and purchased power expense, effective in January 2008.  SPS has determined that its current method results in a material amount of unrecovered fuel and purchased power expense.  The application seeks approval for a revised methodology, which matches the fuel and purchased power expenses in a month with the fuel factor revenue received from each kilowatt hour used that month.  In July 2009, the PUCT referred this case to the State Office of Administrative Hearings (SOAH) for a contested case hearing.

In August 2009, the PUCT issued a draft of the preliminary order.  The draft adopts SPS’ position that the PUCT should consider the fuel allocation methodology in this case; lists various issues for the case, most of which are the issues identified in SPS’ filing and lists certain issues that are not to be addressed in this case, specifically, SPS’ fuel factor, the formula used to set SPS’ fuel factor, and the reasonableness of SPS’ fuel and purchased power costs.  In August 2009, the PUCT approved the preliminary order as drafted.  A procedural schedule was established in September 2009, however, that schedule has been delayed to allow for settlement discussions.

In late October 2009, SPS filed a unanimous settlement that would allow for the change in the calculation of deferred fuel consistent with the approach proposed by SPS.  Approval by the PUCT is pending.  If approved, the estimated impact is expected to result in an approximate $5.9 million increase to fuel and purchased power expenses for the Texas retail jurisdiction for the Jan. 1, 2008 to Dec. 31, 2009 period.  SPS has agreed to reduce the new allocated portion by $3 million subsequent to adopting the new methodology going forward.

Texas Transmission Cost Recovery Factor (TCRF) — In June 2009, SPS filed a request to implement a TCRF with proposed revenues of $7.4 million annually.  The TCRF filing is based on changes in transmission investment for the period of Jan. 1, 2008 through April 30, 2009 and increases in FERC approved transmission costs for 2008.  In 2007, the PUCT implemented rules allowing utilities to request a TCRF in between rate cases for recovery of new transmission investment costs.  This is SPS’ first filing under that rule.  In July 2009, the PUCT referred this case to the SOAH for a contested case proceeding.  SPS anticipates the PUCT will issue an order with rates effective by the end of 2009.

On Oct. 29, 2009, intervenors filed testimony and made the following recommendations.  The Texas Industrial Energy Consumers recommended a revenue requirement of $3.5 million and the Alliance of Xcel Municipalities recommended a revenue requirement of $3.1 million.

The current procedural schedule is as follows:

•                  PUCT staff testimony on Oct. 29, 2009;

•                  SPS rebuttal testimony on Nov. 5, 2009;

•                  Settlement and rehearing conferences on Nov. 10 — Nov. 12, 2009; and

•                  Hearing on the merits on Nov. 17 — Nov. 19, 2009.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

2008 New Mexico Retail Electric Rate Case — In December 2008, SPS filed with the NMPRC a request to increase electric rates in New Mexico by approximately $24.6 million, or 6.2 percent.  The request was based on a historic test year (split year based on the year ending June 30, 2008), an electric rate base of $321 million, and an equity ratio of 50.0 percent and a requested ROE of 12.0 percent.  SPS also requested interim rates of $7.6 million per year to recover capacity costs of the Lea Power facility, which became operational in September 2008.

In March 2009, the NMPRC approved a partial stipulated settlement between the parties that allows SPS to recover approximately $5.7 million of interim rates, effective May 1, 2009, through an LPP cost rider until the final rates from the remainder of the case are effective.

In May 2009, the parties filed an uncontested stipulation that resolves all issues in the case.  Under the stipulation, SPS receives a base rate increase of $14.2 million, effective July 1, 2009.  SPS has agreed that Dec. 1, 2010 is the earliest date it will file its next base rate case, subject to a force majeure provision triggered by additional environmental compliance costs.

In July 2009, the NMPRC issued an order approving the stipulation agreement.  SPS implemented the new rates on July 15, 2009.

Pending and Recently Concluded Regulatory Proceedings —FERC

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

In May 2006, a FERC ALJ found that SPS should recalculate its fuel and purchased economic energy cost adjustment clause (FCAC) billings for the period beginning Jan. 1, 1999, to reduce the fuel and purchased power costs recovered from the complaining customers by deducting the incremental fuel costs attributed to SPS’ sales of capacity and energy to other wholesale customers served under market-based rates during this period based on the view that such sales should be treated as opportunity sales made out of temporarily excess capacity. In addition, the ALJ made recommendations on a number of base rate issues including a 9.64 percent ROE.

Golden Spread Complaint Settlement  — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  In December 2007, this comprehensive offer of settlement (the Settlement) was filed with the FERC.  In April 2008, the FERC approved the Settlement, which resolved all issues that were the subject of the Complaint; implemented a formula rate and extended the term of its partial requirements sale to Golden Spread beginning 2012 at 500 MW and ramping down to 200 MW at the end of the new term in 2019.  The Settlement made the extended purchase contingent on certain state approvals.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.  The approvals are currently pending before the NMPRC and the PUCT.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

•                  Base Rates:  The FERC determined the ROE should be 9.33 percent and the treatment of market based rate contracts should be to credit revenues to the cost of service rather than allocating costs to the agreements.  The revenue requirement established by the FERC results are estimated to be approximately $25 million, or approximately $6.9 million below the level charged to these customers during this 18-month period.  Rates for full requirements customers, the New Mexico Cooperatives and Cap Rock, as well as an interruptible contract with PNM for the period beginning July 1, 2006, are the subject of settlements that have either been approved or are pending before the FERC.

•                  Fuel Clause:  The FERC determined that the method for calculating fuel and purchased energy charges to the complaining customer is to deduct from such costs incremental fuel and purchased energy costs, which it is attributing to SPS’ market based intersystem sales on the basis that these are “opportunity” sales.  The FERC ordered that refunds of fuel cost charges based on this method of determining the FCAC should begin as of Jan. 1, 2005.  While the order is subject to interpretation with respect to the calculation of the refund obligation, SPS does not expect its refund obligation to its full requirements customers from Jan. 1, 2005 through March 31, 2008, to exceed $11 million.  PNM has filed a separate complaint that any refund obligation to PNM will be determined in that docket

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC and calculated the base rate refund for the 18-month period to be $6.1 million and the fuel refund to be $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the full requirements customers.  As of Sept. 30, 2009, SPS has accrued an amount sufficient to cover the estimated refund obligation.

On June 5, 2009, SPS, the New Mexico Cooperatives and Cap Rock filed a letter with FERC indicating that the parties had reached an agreement in principle regarding this matter and asked that the FERC not issue an order upon reconsideration to allow the parties an opportunity to formalize the Settlement and file it with the NMPRC.  The parties have filed subsequent letters with the FERC requesting that it not take up their reconsideration requests as the parties continue to work to finalize the terms of the agreement.

SPS 2008 Wholesale Rate Case — In March 2008, SPS filed a wholesale rate case seeking an annual revenue increase of $14.9 million or an overall 5.14 percent increase, based on 12.20 percent requested ROE.

In May 2008, the FERC conditionally accepted and suspended the rates and established hearing and settlement procedures.  The FERC granted a one-day suspension of rates instead of 180 days.  Lea Power achieved commercial operations in September 2008 and the proposed base rates of $9.9 million, based on a 10.25 percent ROE and a 12 coincident peak demand allocator, became effective, subject to refund.

In April 2009, the parties reached a settlement in which SPS will receive an annual revenue increase of approximately $9.6 million or an overall percentage increase of 3.3 percent.  The FERC issued an order approving the uncontested settlement in September 2009.

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

In February 2008, the FERC accepted the proposed rates, suspending the effective date to July 6, 2008, and setting the rate filing for hearings and settlement procedures.  The FERC granted a 50 basis point adder to the ROE that it will determine in this proceeding as a result of SPS’ participation in the SPP RTO.  The filed rates were placed into effect on July 6, 2008, subject to refund.

In July 2009, SPS and the parties reached a settlement in principle regarding all issues except the ratemaking and rate design treatment of certain radial transmission lines under the SPP Regional OATT.  In September 2009, Xcel Energy, on behalf of SPS and the other parties to the proceeding, filed an uncontested offer of settlement and settlement agreement with the FERC which resolves all issues in the proceeding with the exception of the radial line issue.

The settlement provides for a formula rate using a fully forecasted test year effective Jan. 1, 2009, with a stated ROE of 11.27 percent (including the 50 basis point adder for SPP RTO participation), with rates for the locked in 2008 period established by settlement.  The settlement will result in approximately $0.8 million in refunds for 2008 and 2009 but will allow SPS to update its transmission rates annually for predicted costs and loads, subject to an annual true-up.  In October 2009, the ALJ approved placing the settlement rates into effect on Oct. 1, 2009, subject to approval of the settlement, and certified the settlement for FERC approval as uncontested.  The settlement is pending FERC approval.  Additionally in October 2009, SPS announced the 2010 costs and charges pursuant to the formula rate and are expected to provide $2.7 million in additional revenue, subject to true-up.

On Sept. 25, 2009, the FERC set the issue of cost allocation for radial lines for hearings.  The ALJ is scheduled to issue an initial decision in August 2010.  The outcome of the litigation is not expected to have a material impact on SPS.

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

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In July 2008, the U. S. Court of Appeals for the District of Columbia vacated CAIR and remanded the rule to EPA.  On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.  The EPA has indicated that a CAIR replacement rule will be proposed in early 2010 with finalization planned for early 2011.

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

Under CAIR’s cap-and-trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.   The remaining capital investments for NOx controls in the SPS region are estimated at $4.5 million. For 2009, the estimated NOx allowance compliance costs are $0.8 million to $1.0 million. Annual purchases of SO2 allowances are estimated in the range of $1.7 million to $7.7 million each year, beginning in 2013, for phase I.

Allowance cost estimates for SPS are based on fuel quality and current market data.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants. The Texas Commission on Environmental Quality (TCEQ) has adopted by reference the EPA model program.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.   The EPA is in the process of developing a Maximum Achievable Control Technology (MACT) rule to replace CAMR.  The EPA is expected to propose the new MACT rule for electric generating units in 2010.  At this time, Texas has not adopted any state-only mercury requirements.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  Xcel Energy intends to file a petition for rehearing or rehearing en banc on or before Nov. 5, 2009.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of SPS, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. On Oct. 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court. It is anticipated that Xcel Energy will file a petition for rehearing or rehearing en banc.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. On Oct. 15, 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. It is unknown whether plaintiffs intend to appeal this decision.

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

In 1996, LCEC filed a suit for damages against SPS in the District Court in Lamb County, Texas, based on the same facts alleged in the petition for a cease and desist order at the PUCT.  This suit has been dormant since it was filed, awaiting a final determination of the legality of SPS providing electric service to the disputed customers.  The PUCT order from May 2003, which found SPS was legally serving the disputed customers, collaterally determines the issue of liability contrary to LCEC’s position in the suit.  Because the PUCT May 2003 order has now been affirmed, on June 16, 2009, LCEC filed a motion to dismiss this case.  On Sept. 16, 2009, the District Court entered a dismissal order, disposing of all claims that have been or could have been asserted in this case.

7.                                      Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At Sept. 30, 2009 and Dec. 31, 2008, SPS had no commercial paper outstanding.  At Sept. 30, 2009 and Dec. 31, 2008, SPS had board approval to issue up to $250 million of commercial paper.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company. SPS has approval to borrow up to $100 million under the arrangement. At Sept. 30, 2009 and Dec. 31, 2008, SPS had money pool loans outstanding of $90.0 million and $90.5 million with a weighted average interest rate of 0.38 percent and 3.48 percent, respectively.

8.                                      Derivative Instruments

Effective Jan. 1, 2009, SPS adopted new guidance on disclosures about derivative instruments and hedging activities contained in ASC 815 Derivatives and Hedging, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the balance sheet for derivatives, the gains and losses on derivative instruments included in the statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

SPS may enter into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and electric utility commodity prices.  See additional information pertaining to the valuation of derivative instruments in Note 10 to the financial statements.

Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Sept. 30, 2009, accumulated other comprehensive losses related to interest rate derivatives included $0.6 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three and nine months ended Sept. 30, 2009 were $0.3 million and $0.8 million, respectively.

At Sept. 30, 2009, SPS had one unsettled interest rate swap outstanding with a notional amount of $25 million.  The interest rate swap is not designated as a hedging instrument, and as such, losses of $0.2 million and gains of $1.8 million from changes in fair value for the three and nine months ended Sept. 30, 2009, respectively, were recorded to earnings.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At Sept. 30, 2009 and Dec. 31, 2008, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

The following table shows the major components of derivative instruments valuation in the balance sheets:

	Sept. 30, 2009		Dec. 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets	Liabilities	Assets	Liabilities
Long term purchased power agreements	$78,782	$53,139	$85,477	$55,831
Interest rate derivatives	—	6,737	—	8,503
Total	$78,782	$59,876	$85,477	$64,334

In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting contained in ASC 815 Derivatives and Hedging, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(5,239)	$(5,910)
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(64)
After-tax net realized losses on derivative transactions reclassified into earnings	159	43
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(5,080)	$(5,931)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(5,559)	$(6,005)
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(55)
After-tax net realized losses on derivative transactions reclassified into earnings	479	129
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(5,080)	$(5,931)

Credit Related Contingent Features — Contract provisions of the derivative instruments that SPS enters into may require the posting of collateral or settlement of the contracts for various reasons, including if SPS is unable to maintain its credit rating.  If the credit rating of SPS were downgraded below investment grade, the counterparty to an interest rate swap agreement would have the ability to terminate the contract, which at Sept. 30, 2009, would have resulted in the payment of the fair value of the derivative liability to the counterparty of approximately $6.7 million. At Sept. 30, 2009, there was no collateral posted on this contract.

Certain of SPS’ derivative instruments may also be subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that SPS’ ability to fulfill its contractual obligations is reasonably expected to be impaired. As of Sept. 30, 2009, SPS had no collateral posted related to adequate assurance clauses in derivative contracts.

9.          Financial Instruments

The estimated fair values of SPS’ recorded financial instruments are as follows:

	Sept. 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$268	$268	$290	$290
Long-term debt, including current portion	922,366	994,290	1,022,123	1,001,703

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

The fair value estimates presented are based on information available to management as of Sept. 30, 2009 and Dec. 31, 2008. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2009 and Dec. 31, 2008, there were $10.0 million and $11.6 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

10.                               Fair Value Measurements

Effective Jan. 1, 2008, SPS adopted new guidance for recurring fair value measurements contained in ASC 820 Fair Value Measurements and Disclosures which provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance. The three levels in the hierarchy and examples of each level are as follows:

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

SPS had one investment in a money market fund included in cash equivalents and measured at fair value on a recurring basis as of Dec. 31, 2008.  Money market funds are recorded at cost plus estimated accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of money market funds are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  Given the observability of the primary inputs to pricing, the $50.0 million investment in a money market fund at Dec. 31, 2008 was assigned a Level 2 under the hierarchy.

SPS had one interest rate derivative contract measured at fair value on a recurring basis as of Sept. 30, 2009 and Dec. 31, 2008.  SPS uses quoted prices, based primarily on observable benchmark interest rate forecasts, to measure the fair value of interest rate derivatives.  Given the observability of the primary inputs to pricing, the interest rate derivative liability of $6.7 million and $8.5 million at Sept. 30, 2009 and Dec. 31, 2008, respectively, was assigned a Level 2 under the hierarchy.

11.                               Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Interest (expense) income	$(135)	$1,567	$57	$3,599
Other nonoperating income	23	192	28	290
Insurance policy (expenses) income	(233)	(21)	(377)	78
Other nonoperating expenses	(193)	—	(204)	—
Other income (expense), net	$(538)	$1,738	$(496)	$3,967

12.          Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $397.1 million and $610.8 million for the three months ended Sept. 30, 2009 and 2008, respectively, and $1,094.2 million and $1,567.4 million for the nine months ended Sept. 30, 2009 and 2008, respectively.

13.                               Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$37,415	$23,636	$63,405	$26,340
Other comprehensive income (loss):
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(64)	—	(55)
After-tax net realized losses on derivative transactions reclassified into earnings	159	43	479	129
Other comprehensive income (loss)	159	(21)	479	74
Comprehensive income	$37,574	23,615	$63,884	26,414

14.          Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$16,365	$15,851	$1,166	$1,338
Interest cost	42,448	42,630	12,603	12,720
Expected return on plan assets	(64,135)	(68,584)	(5,694)	(7,963)
Amortization of transition obligation	—	—	3,611	3,644
Amortization of prior service cost (credit)	6,155	5,166	(681)	(544)
Amortization of net loss	3,114	3,185	4,832	2,875
Net periodic benefit cost (credit)	3,947	(1,752)	15,837	12,070
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(723)	2,258	972	972
Net benefit cost recognized for financial reporting	$3,224	$506	$16,809	$13,042

SPS
Net benefit (credit) cost recognized for financial reporting	$(1,661)	$(2,620)	$1,250	$871

	Nine Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$49,095	$47,553	$3,499	$4,013
Interest cost	127,343	127,890	37,809	38,160
Expected return on plan assets	(192,404)	(205,753)	(17,082)	(23,888)
Amortization of transition obligation	—	—	10,833	10,932
Amortization of prior service cost (credit)	18,464	15,498	(2,044)	(1,632)
Amortization of net loss	9,342	9,555	14,497	8,624
Net periodic benefit cost (credit)	11,840	(5,257)	47,512	36,209
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(2,169)	6,775	2,918	2,918
Net benefit cost recognized for financial reporting	$9,671	$1,518	$50,430	$39,127

SPS
Net benefit (credit) cost recognized for financial reporting	$(4,983)	$(7,860)	$3,750	$2,612

During 2009, voluntary contributions were made by SPS to the Xcel Energy Inc. Non Bargaining Pension Plan (South) of $8.0 million.

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2008, and Item 1A and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2009.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as SPS’ ability to earn a return on short-term investments of excess cash.  As of Sept. 30, 2009, there have been no material changes to market risks from that set forth in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

SPS’ net income was approximately $63.4 million for the first nine months of 2009, compared with net income of approximately $26.3 million for the first nine months of 2008.

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

Electric — The following tables detail the electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2009	2008
Electric revenues	$1,094	$1,567
Electric fuel and purchased power	(673)	(1,217)
Electric margin	$421	$350

The following summarizes the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$(582)
Retail rate increases (Texas and New Mexico)	47
Firm wholesale	13
2008 SPS fuel cost allocation regulatory accruals	12
Transmission revenue	7
Non-fuel riders (partially offset by amortization expense)	5
Other, net	25
Total decrease in base electric revenue	$(473)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Retail rate increases (Texas and New Mexico)	$47
Firm wholesale	13
2008 SPS fuel cost allocation regulatory accruals	12
Retail fuel recovery	9
Non-fuel riders (partially offset by amortization expense)	5
Transmission revenue, net of expense	3
Purchased capacity costs	(34)
Other, net	16
Total increase in base electric margin	$71

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first nine months of 2009 increased $4.4 million, or 2.8 percent, compared to first nine months of 2008.  The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$7
Higher plant generation costs	2
Lower consulting costs	(2)
Lower material costs	(1)
Lower fleet costs	(1)
Other (including contract labor & employee expenses)	(1)
Total increase in other operating and maintenance expenses	$4

Demand Side Management (DSM) Program Expenses — DSM program expenses for the first nine months of 2009 decreased by approximately $1.3 million, or 16.2 percent, compared with 2008.  This decrease was due to the settlement of the Texas rate case in 2009 which extended the amortization period from 4 years to 10 years.

Allowance for Funds Used During Construction, Debt and Equity (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by approximately $3.1 million for the first nine months of 2009 compared with 2008.  This increase was due to the debt to equity split that began in January of 2009.

Interest Charges — Interest charges for the first nine months of 2009 increased by approximately $9.2 million, or 22.1 percent, compared with 2008. The increase was primarily due to increased long-term debt levels necessary to repay short-term borrowings and to fund capital investments.

Income Taxes — Income tax expense increased by $18.5 million for the first nine months of 2009 compared with 2008. The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 37.4 percent for the first nine months of 2009, compared with 42.3 percent for the same period in 2008. The lower effective tax rate for the first nine months of 2009 was primarily due to a lower forecasted annual effective tax rate for 2009 as compared to 2008.  The lower forecasted annual effective tax rate for 2009 is primarily due to higher pretax income and higher plant-related tax benefits in 2009.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

SPS Participation in the SPP RTO — In October 2007, as part of the resolution of the 2007 SPS New Mexico retail rate case, the NMPRC ordered an investigation of the benefits of SPS’ participation in the SPP RTO.  In June 2009, the NMPRC expanded the scope of the docket to include the issue of placing SPS retail loads in New Mexico under Network Integration Transmission Service (NITS) under the SPP OATT effective Jan. 1, 2010.  The conversion to service under the SPP Tariff is mandatory for SPS by Feb. 1, 2010 under the SPP membership agreement.  In September 2009, the parties filed a stipulation resolving all issues in the proceeding for a five year interim period, subject to certain reporting by SPS.  A hearing on the stipulation is scheduled for Nov. 17, 2009 before the NMPRC hearing examiner.

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

Compliance with NERC Protective Maintenance Standards — In 2008, SPS filed self-reports with the SPP, the NERC Regional Entity for the SPS system, relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  In August and September of 2009, SPS reached agreement with the SPP that would resolve all open audit findings and self reports by payment of a non-material penalty.  SPS is in the process of developing a definitive settlement agreement.  This settlement agreement will be subject to NERC and FERC approval.

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

We may be subject to litigation, legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  Likewise, the EPA has drafted regulations pursuant to which GHGs from certain stationary sources would be regulated under the Clean Air Act by March 2010.  SPS’s electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years. Xcel Energy, the parent company of SPS, is also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in the Note 6, Commitments and Contingent Liabilities, in our Notes to our Financial Statements.  While Xcel Energy believes such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages.   Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on SPS and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  Another important factor is SPS’ ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on SPS.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the financial statements.

Item 6. EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
10.01*	Credit Agreement dated Dec. 14, 2006 between SPS and various lenders (Exhibit 10.04 to Form 10-Q of Xcel Energy dated Oct. 30, 2009 (file no. 001-03034)).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Nov. 2, 2009.

Southwestern Public Service Company

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer