Form 10-Q
period 2010-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2010-05-03
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Certifications Pursuant to Section 302

Certifications Pursuant to Section 906

Statement Pursuant to Private Litigation

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009

Operating revenues	$381,482	$368,983

Operating expenses
Electric fuel and purchased power	256,194	247,509
Other operating and maintenance expenses	56,705	54,474
Demand side management program expenses	1,946	1,351
Depreciation and amortization	25,654	25,275
Taxes (other than income taxes)	10,155	10,542
Total operating expenses	350,654	339,151

Operating income	30,828	29,832

Other (expense) income, net	(6)	365
Allowance for funds used during construction — equity	433	1,115

Interest charges and financing costs
Interest charges — includes other financing costs of $650 and $670, respectively	16,146	18,100
Allowance for funds used during construction — debt	(546)	(770)
Total interest charges and financing costs	15,600	17,330

Income before income taxes	15,655	13,982
Income taxes	7,956	4,800
Net income	$7,699	$9,182

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net income	$7,699	$9,182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,216	26,371
Demand side management program expenses	476	295
Deferred income taxes	10,895	(24,687)
Amortization of investment tax credits	(74)	(81)
Allowance for equity funds used during construction	(433)	(1,115)
Net realized and unrealized hedging and derivative transactions	66	(508)
Changes in operating assets and liabilities:
Accounts receivable	(1,538)	4,902
Accrued unbilled revenues	6,790	5,859
Recoverable electric energy costs	(896)	1,172
Inventories	4,982	20,760
Prepayments and other	6,880	1,058
Accounts payable	(18,594)	(35,463)
Deferred electric energy costs	(20,238)	78,270
Net regulatory assets and liabilities	29	2,544
Other current liabilities	3,336	28,962
Change in other noncurrent assets	(1,172)	(2,585)
Change in other noncurrent liabilities	(814)	581
Net cash provided by operating activities	23,610	115,517

Investing activities
Utility capital/construction expenditures	(47,281)	(44,398)
Allowance for equity funds used during construction	433	1,115
Investments in utility money pool arrangement	(189,900)	(378,800)
Receipts from utility money pool arrangement	259,900	450,300
Net cash provided by investing activities	23,152	28,217

Financing activities
Repayment of long-term debt	(25,000)	(100,000)
Dividends paid to parent	(17,240)	(15,585)
Net cash used in financing activities	(42,240)	(115,585)

Net increase in cash and cash equivalents	4,522	28,149
Cash and cash equivalents at beginning of period	7,363	130,795
Cash and cash equivalents at end of period	$11,885	$158,944

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(3,140)	$(6,678)
Cash received for income taxes, net	10,459	32

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$4,478	$6,255

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$11,885	$7,363
Investments in utility money pool arrangement	7,000	77,000
Accounts receivable, net	49,191	47,065
Accounts receivable from affiliates	4,509	5,097
Accrued unbilled revenues	98,995	105,785
Inventories	22,165	27,147
Recoverable electric energy costs	2,055	1,159
Derivative instruments valuation	7,892	8,926
Deferred income taxes	28,193	36,406
Prepayments and other	9,047	15,927
Total current assets	240,932	331,875

Property, plant and equipment, net	2,276,363	2,260,984

Other assets
Regulatory assets	287,484	286,734
Derivative instruments valuation	70,653	67,625
Other	9,785	8,783
Total other assets	367,922	363,142
Total assets	$2,885,217	$2,956,001

Liabilities and Equity
Current liabilities
Accounts payable	$141,719	$163,253
Accounts payable to affiliates	9,610	14,625
Deferred electric energy costs	39,545	59,783
Taxes accrued	11,396	18,209
Accrued interest	24,245	12,371
Dividends payable	16,896	17,240
Derivative instruments valuation	3,601	3,588
Other	18,142	20,125
Total current liabilities	265,154	309,194

Deferred credits and other liabilities
Deferred income taxes	535,709	533,241
Deferred investment tax credits	2,318	2,392
Regulatory liabilities	125,604	119,080
Asset retirement obligations	19,071	18,757
Derivative instruments valuation	47,692	48,654
Pension and employee benefit obligations	43,327	44,276
Other	8,459	8,450
Total deferred credits and other liabilities	782,180	774,850

Commitments and contingent liabilities
Capitalization
Long-term debt	897,526	922,447
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	692,948	692,948
Retained earnings	249,213	258,409
Accumulated other comprehensive loss	(1,804)	(1,847)
Total common stockholder’s equity	940,357	949,510
Total liabilities and equity	$2,885,217	$2,956,001

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2010, and Dec. 31, 2009; the results of its operations for the three months ended March 31, 2010 and 2009; and its cash flows for the three months ended March 31, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2010 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of SPS’s electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.     Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Demand side management program expenses for the three months ended March 31, 2009 were reclassified as a separate item from depreciation and amortization expenses within the statements of cash flows.  The reclassification did not have an impact on net cash provided by operating activities.

2.     Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities. The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. These updates to the FASB Accounting Standards Codification (ASC or Codification) are effective for interim and annual periods beginning after Nov. 15, 2009.  SPS implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its financial statements.  For further information and required disclosures regarding variable interest entities, see Note 6 to the financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (Accounting Standards Update (ASU) No. 2010-06), which updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  SPS implemented the portions of the guidance required on Jan. 1, 2010, and the implementation did not have a material impact on its financial statements.  For further information and required disclosures, see Note 9 to the financial statements.

3.     Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$53,491	$51,480
Less allowance for bad debts	(4,300)	(4,415)
	$49,191	$47,065
Inventories
Materials and supplies	$16,811	$15,737
Fuel	5,354	11,410
	$22,165	$27,147
Property, plant and equipment, net
Electric plant	$3,807,868	$3,777,623
Construction work in progress	101,301	95,652
Total property, plant and equipment	3,909,169	3,873,275
Less accumulated depreciation	(1,632,806)	(1,612,291)
	$2,276,363	$2,260,984

4.     Income Taxes

Medicare Part D Subsidy Reimbursements — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.  Based on this provision, SPS is subject to additional taxes and is required to reverse previously recorded tax benefits in the period of enactment.

SPS expensed approximately $1.9 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  SPS does not expect the $1.9 million of additional tax expense to recur in future periods.  The 2010 effective tax rate will increase due to additional tax expense of approximately $0.5 million associated with current year retiree health care accruals.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the first quarter of 2010, the IRS (Internal Revenue Service) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2010, SPS’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005. The state of Texas has notified Xcel Energy of its intent to audit tax years 2006 and 2007. The audit will commence in the second quarter of 2010.  There currently are no other state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual effective tax rate (ETR). In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	2.9	2.7
Unrecognized tax benefit balance	$3.1	$2.9

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Tax benefits associated with NOL and tax credit carryforward	$(0.1)	$(0.1)

The increase in the unrecognized tax benefit balance of $0.2 million from Dec. 31, 2009 to March 31, 2010 was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’s amount of unrecognized tax benefits could significantly change in the next 12 months as the Texas audit begins and when the IRS and other state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2010	2009
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.1)	$(0.3)
Interest expense related to unrecognized tax benefits	—	—
Payable for interest related to unrecognized tax benefits at March 31	$(0.1)	$(0.3)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2010 or Dec. 31, 2009.

5.     Rate Matters

Except to the extent noted below, the circumstances set forth in Note 13 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Lubbock Electric Distribution Assets — In November 2009, SPS entered into an agreement with the city of Lubbock, Texas (City of Lubbock), in which SPS will sell its electric distribution system assets within the city limits to the City of Lubbock for approximately $87 million.  As part of this transaction, SPS will continue to provide the wholesale power to meet the electric load for the customers that SPS currently serves.  The wholesale power agreements provide for formula rates that change annually based on the actual cost of service.  The formula rate with West Texas Municipal Power Agency (WTMPA) reflects an initial 10.5 percent return on equity (ROE).  All or portions of this transaction are subject to review and approval by the PUCT, the New Mexico Public Regulation Commission (NMPRC) and the Federal Energy Regulatory Commission (FERC).  This transaction is expected to close late in 2010.  It is anticipated that any resulting gain on the sale of assets will be shared with retail customers in Texas.

The FERC has accepted the amended WTMPA full-requirements contract.  Parties in the Texas proceeding have begun settlement talks.

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

Golden Spread Complaint Settlement — In December 2007, SPS reached a settlement with Golden Spread (which now includes Lyntegar Electric) and Occidental regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  In April 2008, the FERC approved the settlement, which resolved all issues pertaining to Golden Spread that were the subject of the Complaint; implemented a formula rate and extended the term of its partial requirements sale to Golden Spread beginning 2012 at 500 megawatts (MW) and ramping down to 200 MW for the two years prior to the end of the term in 2019.  The settlement made the extended purchase contingent on certain state approvals.  Golden Spread agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed sale and SPS agreed to contingent payments ranging from $3 million to a maximum of $12 million, payable in 2012, in the event that there is an adverse cost assignment decision or a failure to obtain state approvals.  Requests for certain state approvals have been obtained from the PUCT and NMPRC.

New Mexico Cooperatives’ Complaint Settlement — In January 2010, SPS reached a settlement with Farmers’ Electric Cooperative of New Mexico, Lea County Electric Cooperative, Central Valley Electric Cooperative and Roosevelt County Electric Cooperative, all wholesale customers of SPS located in New Mexico, and Occidental regarding the same base rate and fuel issues raised in the complaint described above.  The settlement with these wholesale customers is now pending approval by the FERC.  The settlement resolves all issues arising from the complaint docket and implements a replacement contract with a formula production rate at 10.5 percent ROE and extended term of its requirements sale to the four wholesale customers.  The four wholesale customers must reduce their system average cost power purchases by 90 to 100 MW in 2012, and implement staged reductions in system average cost power purchases through the term of the agreement, which terminates on May 31, 2026.  The settlement made the replacement contract contingent on certain state approvals.  In the event not all regulatory approvals are received, the settlement includes a one time total contingent payment of $12 million by SPS to these wholesale customers.  These wholesale customers agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed wholesale power sale.

Order on Wholesale Rate Complaints — In April 2008, the FERC issued its Order on the Complaint applied to the remaining non-settling parties.  The Order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and requires certain refunds.

Several parties, including SPS, filed requests for rehearing on the order.  These requests are pending before the FERC.  In July 2008, SPS submitted its compliance report to the FERC and calculated the base rate refund for the 18-month period to be $6.1 million and the fuel refund to be $4.4 million.  Several wholesale customers have protested the calculations.  Once the final refund amounts are approved by the FERC, interest will be added to the refund due to the remaining non-settled customers.  As of March 31, 2010, SPS has accrued an amount sufficient to cover the estimated refund obligation.

6.     Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include contingencies and unresolved contingencies that are material to SPS’ financial position.

Commitments

Variable Interest Entities — Effective Jan. 1, 2010, SPS adopted new guidance on consolidation of variable interest entities contained in ASC 810 Consolidation.  The guidance requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — SPS has entered into agreements with other utilities and energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance or during outages, and meet operating reserve obligations.

SPS has various pay-for-performance contracts with expiration dates through the year 2033.  In general, these contracts provide for energy payments based on actual power taken under the contracts as well as capacity payments.  Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices; however, the effects of price adjustments are mitigated through purchased energy cost recovery mechanisms.

SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in purchased power agreements.

Certain natural gas purchased power agreements that either reimburse the independent power producing entities for fuel costs, or contain tolling arrangements under which SPS procures the fuel required to produce the energy it purchases, have been determined to be variable interest entities.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operations and maintenance, historical and estimated future fuel and electricity prices, and financing activities; including the maintenance of debt to equity financing ratios.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of March 31, 2010 and Dec. 31, 2009, SPS had approximately 1,027 MW of capacity under long-term purchased power agreements with entities that have been determined to be variable interest entities.

Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk electric generating stations from TUCO, Inc. (TUCO) under contracts for those facilities that expire in 2016 and 2017, respectively.  TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements.  TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.

No significant financial support has been, or is in the future, required to be provided to TUCO by SPS, other than contractual payments for delivered coal.  However, the fuel contracts have been determined to create a variable interest in TUCO due to SPS’ reimbursement of certain fuel procurement costs.  SPS has evaluated the TUCO coal supply contracts and has concluded that it is not the primary beneficiary because SPS does not have the power to direct the activities that most significantly impact TUCO’s economic performance.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, for which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.1 million.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 14 of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2009.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Endangerment Finding — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  On April 1, 2010, the EPA issued GHG efficiency standards for light duty vehicles, which will take effect on Jan. 2, 2011.  The EPA takes the position that after Jan. 2, 2011, any permit issued for major stationary sources, such as power plants, must address GHG emissions through Best Available Control Technology review and emissions limits.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In response to the decisions by the U. S. Court of Appeals for the District of Columbia, which vacated but later reinstated CAIR while the EPA develops revised regulations, the EPA has indicated that a CAIR replacement rule will be proposed in May 2010 with finalization planned for 2011.

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

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  The Texas Commission on Environmental Quality (TCEQ) adopted by reference the EPA model program.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  Xcel Energy anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.  At this time, Texas has not adopted any state-only mercury requirements.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the U. S. Court of Appeals for the Second Circuit.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  A subsequent petition for rehearing and en banc review was denied.  Defendants anticipate filing a petition for review with the U. S. Supreme Court on or before June 2010.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of SPS, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  On Oct. 16, 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  Oral arguments are expected to be presented to the Fifth Circuit panel on May 24, 2010.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  On Oct. 15, 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  On Nov. 5, 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.

7.     Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At March 31, 2010 and Dec. 31, 2009, SPS had no commercial paper outstanding.  At March 31, 2010 and Dec. 31, 2009, SPS had approval by the Board of Directors to issue up to $250 million of commercial paper.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings from the utility subsidiaries between each other.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the utility money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.

The following table presents the money pool investments for SPS:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Money pool outstanding	$7	$77
Weighted average interest rate	0.30%	0.36%
Money pool available for borrowing	$100	$100

8.     Long-Term Borrowings and Other Financing Instruments

In February 2010, SPS redeemed its $25.0 million pollution control obligations, securing pollution control revenue bonds, due July 1, 2016.

9.     Derivative Instruments and Fair Value Measurements

SPS may enter into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and electric utility commodity prices.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy related instruments.  SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At March 31, 2010, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three months ended March 31, 2010 and March 31, 2009 were $0.1 million and $0.2 million, respectively.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At March 31, 2010 and Dec. 31, 2009, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

The following table shows the major components of derivative instruments valuation in the balance sheets:

	March 31, 2010		Dec. 31, 2009
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets	Liabilities	Assets	Liabilities
Long-term purchased power agreements	$78,545	$51,293	$76,551	$52,242

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,847)	$(5,559)
After-tax net realized losses on derivative transactions reclassified into earnings	43	159
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(1,804)	$(5,400)

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance. The three levels in the hierarchy and examples of each level are as follows:

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

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

SPS had no interest rate derivative contracts or cash equivalents measured at fair value on a recurring basis as of March 31, 2010 and Dec. 31, 2009.

10.   Financial Instruments

The estimated fair values of SPS’ recorded financial instruments are as follows:

	March 31, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Other investments	$238	$238	$263	$263
Long-term debt, including current portion	897,526	967,833	922,447	977,029

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

The fair value estimates presented are based on information available to management as of March 31, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2010 and Dec. 31, 2009, there were $10.0 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

11.  Other (Expense) Income, Net

Other (expense) income, net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Interest income	$63	$281
Other nonoperating income	1	4
Insurance policy (expenses) income	(70)	80
Other (expense) income, net	$(6)	$365

12.  Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $381.5 million and $369.0 million for the three months ended March 31, 2010 and 2009, respectively.

13.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Net income	$7,699	$9,182
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	43	159
Comprehensive income	$7,742	$9,341

14.  Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$17,618	$15,986	$1,038	$1,276
Interest cost	40,652	41,849	10,529	12,156
Expected return on plan assets	(58,124)	(63,360)	(7,134)	(5,394)
Amortization of transition obligation	—	—	3,611	3,496
Amortization of prior service cost (credit)	5,164	6,155	(1,233)	(652)
Amortization of net loss	11,024	2,929	2,709	4,885
Net periodic benefit cost	16,334	3,559	9,520	15,767
Costs not recognized and additional cost recognized due to the effects of regulation	(7,326)	(487)	973	973
Net benefit cost recognized for financial reporting	$9,008	$3,072	$10,493	$16,740

SPS
Net benefit cost (credit) recognized for financial reporting	$1,188	$(1,778)	$829	$1,191

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.

Distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as SPS’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2010, there have been no material changes to market risks from that set forth in SPS’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

SPS’ net income was approximately $7.7 million for the first three months of 2010, compared with net income of approximately $9.2 million for the first three months of 2009.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  The fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.

Electric — The following tables detail the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Electric revenues	$381	$369
Electric fuel and purchased power	(256)	(248)
Electric margin	$125	$121

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$23
Retail rate increases (Texas and New Mexico)	8
Estimated impact of weather	2
Retail sales increase (excluding weather impact)	2
Firm wholesale	(1)
Transmission revenue	(1)
Non-fuel riders	(1)
Other, net	(20)
Total increase in electric revenues	$12

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Retail rate increases (Texas and New Mexico)	$8
Estimated impact of weather	2
Retail sales increase (excluding weather impact)	2
Fuel recovery timing	(4)
Transmission revenue, net of expense	(3)
Firm wholesale	(1)
Non-fuel riders	(1)
Other, net	1
Total increase in electric margin	$4

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first three months of 2010 increased $2.2 million, or 4.1 percent, compared to first three months of 2009.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2010 vs. 2009
Higher labor costs	$1
Other, net (including contract labor and employee expenses)	1
Total increase in other operating and maintenance expenses	$2

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) —AFUDC decreased by approximately $0.9 million for the first three months of 2010 compared with 2009.  This decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Interest Charges — Interest charges for the first three months of 2010 decreased by approximately $2.0 million, or 10.8 percent, compared with 2009.  The decrease was primarily due to retirement of long-term debt in March 2009 and interest paid on partial refunds to wholesale customers in 2009.

Income Taxes — Income tax expense increased by $3.2 million for the first three months of 2010, compared with the first three months of 2009.  The increase in income tax expense was primarily due to a write-off of tax benefits previously recorded for Medicare Part D subsidies.  The effective tax rate was 50.8 percent for the first three months of 2010, compared with 34.3 percent for the same period in 2009.  The higher effective tax rate for the first three months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies.  Without this write-off, the effective tax rate for the first three months of 2010 would have been 38.9 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Southwest Power Pool, Inc. (SPP) Transmission Cost Recovery — The SPP transmission tariff currently establishes the mechanism for recovering costs associated with base plan transmission projects, which are transmission projects required to maintain reliability, and for balanced portfolio transmission projects that promote economic expansion of the SPP grid.  Currently, for base plan transmission projects, one-third of the costs are collected on an SPP region-wide basis and the remaining two-thirds are recovered from individual pricing zone(s) in SPP using a power flow analysis.  For balanced portfolio projects, 100 percent of the costs are recovered on an SPP region-wide basis.  During the SPP Board of Directors’ meeting on March 31, 2010, the SPP board approved the tariff filing for this cost allocation methodology as follows:

•      For projects rated at a voltage level less than 100 kilovolts (KV), all costs would be recovered from the pricing zone of the project;

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

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2009.  In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Penalty Guideline Policy Statement — On March 18, 2010, the FERC issued a Penalty Guideline Policy Statement based on the U. S. Federal Sentencing Guidelines.  The penalty guidelines propose substantial financial penalties for violations of NERC reliability standards and other FERC rules.  On April 15, 2010, the FERC issued an order suspending the policy statement and requested written comments within 60 days.

Electric Reliability Standards Compliance

Compliance Audits

In March 2010, the SPP conducted a compliance spot check to evaluate compliance with the NERC Critical Energy Infrastructure (CIP) standards, which were effective July 1, 2008.  The preliminary report found that that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy will respond to the report indicating where it disagrees with the conclusions.  To what extent NERC may seek to impose penalties for potential violations is unknown at this time.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2010, based on an evaluation carried out under the supervision and with the participation of SPS’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 13 and 14 of SPS’ financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2009 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.  There have been no material changes to risk factors.

Item 6. EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2010.

Southwestern Public Service Company

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer