Form 10-Q
period 2010-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2010-08-02
CIK 92521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, $1 par value	100 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$398,449	$328,140	$779,931	$697,123

Operating expenses
Electric fuel and purchased power	243,509	196,010	499,703	443,519
Other operating and maintenance expenses	62,282	53,956	118,987	108,429
Demand side management program expenses	3,047	2,621	4,993	3,973
Depreciation and amortization	25,654	25,279	51,308	50,554
Taxes (other than income taxes)	9,906	9,231	20,061	19,773
Total operating expenses	344,398	287,097	695,052	626,248

Operating income	54,051	41,043	84,879	70,875

Other income (expense), net	119	(323)	113	42
Allowance for funds used during construction – equity	1,011	975	1,444	2,090

Interest charges and financing costs
Interest charges – includes other financing costs of $659, $657, $1,309 and $1,326, respectively	15,736	15,582	31,882	33,682
Allowance for funds used during construction – debt	(714)	(675)	(1,260)	(1,445)
Total interest charges and financing costs	15,022	14,907	30,622	32,237

Income before income taxes	40,159	26,788	55,814	40,770
Income taxes	15,763	9,980	23,719	14,780
Net income	$24,396	$16,808	$32,095	$25,990

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$32,095	$25,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,437	51,701
Demand side management program expenses	951	841
Deferred income taxes	17,929	(19,432)
Amortization of investment tax credits	(149)	(162)
Allowance for equity funds used during construction	(1,444)	(2,090)
Net realized and unrealized hedging and derivative transactions	133	(1,509)
Changes in operating assets and liabilities:
Accounts receivable	(16,464)	(6,490)
Accrued unbilled revenues	(15,831)	(10,842)
Recoverable electric energy costs	(1,454)	2,018
Inventories	3,106	24,835
Prepayments and other	(1,832)	1,828
Accounts payable	(3,697)	(25,550)
Deferred electric energy costs	(25,481)	92,428
Net regulatory assets and liabilities	121	3,655
Other current liabilities	(3,897)	(5,567)
Change in other noncurrent assets	(1,579)	(5,064)
Change in other noncurrent liabilities	(1,811)	(17,291)
Net cash provided by operating activities	33,133	109,299

Investing activities
Utility capital/construction expenditures	(111,327)	(96,006)
Allowance for equity funds used during construction	1,444	2,090
Investments in utility money pool arrangement	(204,200)	(567,800)
Receipts from utility money pool arrangement	281,200	658,300
Net cash used in investing activities	(32,883)	(3,416)

Financing activities
Proceeds of short-term borrowings, net	24,000	—
Borrowings under utility money pool arrangement	19,000	—
Repayment of long-term debt	(25,000)	(100,027)
Capital contributions from parent	8,802	13,044
Dividends paid to parent	(34,136)	(32,959)
Net cash used in financing activities	(7,334)	(119,942)

Net decrease in cash and cash equivalents	(7,084)	(14,059)
Cash and cash equivalents at beginning of period	7,363	130,795
Cash and cash equivalents at end of period	$279	$116,736

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(41,180)	$(33,455)
Cash paid for income taxes, net	(9,885)	(34,363)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$9,587	$3,751

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$279	$7,363
Investments in utility money pool arrangement	—	77,000
Accounts receivable, net	56,753	47,065
Accounts receivable from affiliates	11,873	5,097
Accrued unbilled revenues	121,616	105,785
Inventories	24,041	27,147
Recoverable electric energy costs	2,613	1,159
Derivative instruments valuation	7,892	8,926
Deferred income taxes	21,552	36,406
Prepayments and other	17,759	15,927
Total current assets	264,378	331,875

Property, plant and equipment, net	2,318,844	2,260,984

Other assets
Regulatory assets	286,544	286,734
Derivative instruments valuation	68,680	67,625
Other	9,696	8,783
Total other assets	364,920	363,142
Total assets	$2,948,142	$2,956,001

Liabilities and Equity
Current liabilities
Short-term debt	$24,000	$—
Borrowings under utility money pool arrangement	19,000	—
Accounts payable	159,277	163,253
Accounts payable to affiliates	12,058	14,625
Deferred electric energy costs	34,302	59,783
Taxes accrued	13,414	18,209
Accrued interest	12,178	12,371
Dividends payable	16,674	17,240
Derivative instruments valuation	3,601	3,588
Other	20,583	20,125
Total current liabilities	315,087	309,194

Deferred credits and other liabilities
Deferred income taxes	535,856	533,241
Deferred investment tax credits	2,243	2,392
Regulatory liabilities	123,458	119,080
Asset retirement obligations	19,390	18,757
Derivative instruments valuation	46,792	48,654
Pension and employee benefit obligations	42,419	44,276
Other	8,369	8,450
Total deferred credits and other liabilities	778,527	774,850

Commitments and contingent liabilities
Capitalization
Long-term debt	897,606	922,447
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	701,750	692,948
Retained earnings	256,934	258,409
Accumulated other comprehensive loss	(1,762)	(1,847)
Total common stockholder’s equity	956,922	949,510
Total liabilities and equity	$2,948,142	$2,956,001

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2010, and Dec. 31, 2009; the results of its operations for the three and six months ended June 30, 2010 and 2009; and its cash flows for the six months ended June 30, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2010 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of SPS’s electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.              Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Demand side management program expenses for the six months ended June 30, 2009 were reclassified as a separate item from depreciation and amortization expenses within the statements of cash flows.  The reclassification did not have an impact on net cash provided by operating activities.

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

3.              Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$61,221	$51,480
Less allowance for bad debts	(4,468)	(4,415)
	$56,753	$47,065
Inventories
Materials and supplies	$16,338	$15,737
Fuel	7,703	11,410
	$24,041	$27,147
Property, plant and equipment, net
Electric plant	$3,843,232	$3,777,623
Construction work in progress	127,412	95,652
Total property, plant and equipment	3,970,644	3,873,275
Less accumulated depreciation	(1,651,800)	(1,612,291)
	$2,318,844	$2,260,984

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

SPS expensed approximately $1.9 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  SPS does not expect the $1.9 million of additional tax expense to recur in future periods.  The 2010 effective tax rate (ETR) will increase due to additional tax expense of approximately $0.5 million associated with current year retiree health care accruals.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. During the first quarter of 2010, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010. The IRS audit of tax years 2008 and 2009 is expected to begin during the fourth quarter of 2010.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2010, SPS’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005. During the second quarter of 2010, the state of Texas completed its audit of tax years 2006 and 2007. No change in tax liability was proposed. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	3.1	2.7
Unrecognized tax benefit balance	$3.3	$2.9

The increase in the unrecognized tax benefit balance of $0.2 million from March 31, 2010 to June 30, 2010 and $0.4 million from Dec. 31, 2009 to June 30, 2010 was due to the addition of similar uncertain tax positions related to ongoing activity. SPS’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

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

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas Retail Base Rate Case — On May 17, 2010, SPS filed a Texas rate case with the PUCT, seeking an annual base rate increase of approximately $62 million.  On a net basis, the request seeks to increase customer bills by approximately $53.4 million, or 7 percent.

The rate filing is based on a 2009 test year adjusted for known and measurable changes, a requested return on equity (ROE) of 11.35 percent, an electric rate base of $1.031 billion and an equity ratio of 51.0 percent.

The following table summarizes the request:

(Millions of Dollars)	Request
Proposed base rate increase	$62.0
Franchise fee cost recovery	8.7
Nitrogen oxide emission allowances	0.8
Purchased capacity recovery factor	(13.5)
Transmission cost recovery factor	(4.6)
Adjusted rate increase	$53.4

Return on equity	11.35%
Equity ratio	51.0
Electric rate base	$1,031

The filing with the PUCT also includes a request to reconcile SPS’ fuel and purchased power costs for calendar years 2008 and 2009.  As of Dec. 31, 2009, SPS had a fuel cost under-recovery of approximately $3.3 million.

SPS expects new rates to go into effect early in 2011, although fully litigated cases would typically take longer for rates to be implemented.  The procedural schedule is as follows:

•                  Intervenor testimony due Sept. 16, 2010;

•                  Staff testimony due Sept. 23, 2010;

•                  SPS rebuttal testimony due Oct. 7, 2010; and

•                  Hearings are Oct. 19 through Nov. 5, 2010.

Lubbock Electric Distribution Assets — In November 2009, SPS entered into an agreement with the city of Lubbock, Texas, in which SPS will sell its electric distribution system assets within the city limits to the City of Lubbock for approximately $87 million.  As part of this transaction, SPS will continue to provide the wholesale power to meet the electric load for the customers that SPS currently serves.  The wholesale power agreements provide for formula rates that change annually based on the actual cost of service.  The formula rate with West Texas Municipal Power Agency (WTMPA) reflects an initial 10.5 percent ROE.  All or portions of this transaction are subject to review and approval by the PUCT, the New Mexico Public Regulation Commission (NMPRC) and the Federal Energy Regulatory Commission (FERC).  This transaction is expected to close late in 2010.  It is anticipated that any resulting gain on the sale of assets will be shared with retail customers in Texas, as determined in the above Texas retail base rate case.

The FERC accepted the amended WTMPA full-requirements contract in February 2010.  SPS filed its application before the PUCT in January 2010 for the approvals related to the sale of distribution assets to Lubbock.  In June 2010, the parties to the Texas proceeding filed an uncontested settlement resolving all issues in the Texas proceeding relating to the transaction.  The PUCT has placed this matter on its agenda for its July 30, 2010 open meeting.  Also in June 2010, SPS filed its application in New Mexico for approval of the transaction.  A hearing examiner has adopted a procedural schedule for a hearing on Sept. 14, 2010.

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

In April 2008, the FERC issued its order on the complaint applied to the remaining non-settling parties.  The order addresses base rate issues for the period from Jan. 1, 2005 through June 30, 2006, for SPS’ full requirements customers who pay traditional cost-based rates and require certain refunds.  Several parties, including SPS, filed requests for rehearing on the order.  In July 2008, SPS submitted its compliance report to the FERC and calculated the base rate refund for the 18-month period to be $6.1 million and the fuel refund to be $4.4 million.  Several wholesale customers protested these calculations.  As of June 30, 2010, SPS has accrued an amount it believes is sufficient to cover the estimated refund obligation related to these complaints.  The status of various settlements and the applicable regulatory approvals are discussed below.  At this time, PNM, which filed a separate complaint, is the only party that has not settled.

Golden Spread Complaint Settlement — SPS reached a settlement with Golden Spread (which included Lyntegar Electric) and Occidental in 2007 regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  The FERC approved the settlement in April 2008 and the PUCT and NMPRC approvals were obtained in the first quarter of 2010 eliminating the potential contingent payments by SPS resulting from an adverse cost assignment decision or a failure to obtain state approvals.

New Mexico Cooperatives’ Complaint Settlement — In June 2010, the FERC approved the settlement with Farmers’ Electric Cooperative of New Mexico, Lea County Electric Cooperative, Central Valley Electric Cooperative and Roosevelt County Electric Cooperative, and Occidental regarding the same base rate and fuel issues raised in the complaint described above.  The settlement resolves all issues arising from the complaint docket and implements a replacement contract with a formula production rate at 10.5 percent ROE and extended the term of its requirements sale to the four wholesale customers.

The four wholesale customers must reduce their system average cost power purchases by 90 to 100 megawatts (MW) in 2012, and implement staged reductions in system average cost power purchases through the term of the agreement, which terminates on May 31, 2026.  The settlement made the replacement contract contingent on certain state approvals.  In the event not all state regulatory approvals are received, the settlement includes a one time contingent payment of $12 million by SPS to these wholesale customers.  These wholesale customers agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed wholesale power sale.

SPS reached settlements that would obtain the needed state approvals referenced above.  No party has contested the PUCT approval, and it is expected that the PUCT will act on the settlement in August 2010.  The New Mexico parties and NMPRC staff filed a stipulation to resolve the NMPRC proceeding.  The hearing examiner heard the stipulation and recommended that the NMPRC approve the stipulation.  The NMPRC is expected to consider a final order in August 2010.  As a result of the FERC approval of the settlement and resolution of the complaint with the New Mexico cooperatives, SPS released previously established reserves of $11.5 million in the second quarter of 2010.

Cap Rock Complaint Settlement — Cap Rock is an intervenor in the complaint case.  In the second quarter of 2010, SPS and Cap Rock filed a settlement agreement with the FERC regarding the same base rate and fuel issues described above.  Subject to FERC approval of the settlement agreement, SPS will pay Cap Rock $1 million to resolve all remaining base rate and fuel claims against SPS.  Cap Rock also agrees that its production base rates will be converted to a formula rate design.  The settlement agreement was also contingent on FERC and PUCT approval of the Sharyland acquisition of Cap Rock, which was approved in June 2010 and July 2010, respectively.

6.              Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operations and maintenance, historical and estimated future fuel and electricity prices, and financing activities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of June 30, 2010 and Dec. 31, 2009, SPS had approximately 1,027 MW of capacity under long-term purchased power agreements with entities that have been determined to be variable interest entities.

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

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, for which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2010, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  The EPA finalized GHG efficiency standards for light duty vehicles in spring of 2010 and has promulgated permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In 2008, the U. S. Court of Appeals for the District of Columbia vacated and remanded CAIR.  On July 6, 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact operations in Texas in the form of ozone season NOx emission allowances.  SPS is analyzing the proposed rule to determine whether emission reductions are needed from facilities.  Until CATR becomes final, Xcel Energy will continue activities to support CAIR compliance.

Under CAIR’s cap and trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  The remaining scheduled capital investments for NOx controls in the SPS region are estimated at $16.4 million.  For 2009, the NOx allowance compliance costs were $1.7 million.  The estimated NOx allowance cost for 2010 is $1.2 million.  Annual purchases of SO2 allowances are estimated in the range of $1.7 million to $7.7 million each year, beginning in 2013, for phase I.  Allowance cost estimates for SPS are based on fuel quality and current market data.  Xcel Energy believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  The Texas Commission on Environmental Quality (TCEQ) adopted by reference the EPA model program.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  SPS anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.  At this time, Texas has not adopted any state-only mercury requirements.

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

Proposed Coal Ash Regulation —  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as a special waste (subject to many of the requirements for hazardous waste) or as a solid (nonhazardous) waste.  Coal ash is currently exempt from hazardous waste regulation.  The EPA’s proposal would result in more comprehensive and expensive requirements related to management and disposal of coal ash.  There is a 90-day comment deadline to submit comments on the rule, but requests for extension of time to submit comments have been submitted to the EPA.  The EPA is also seeking comment on what regulations are appropriate for the beneficial reuse of coal ash.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Cunningham Draft Compliance Order — On Feb. 18, 2010, SPS received a draft compliance order from the New Mexico Environment Department (NMED) for Cunningham Station.  In the draft order, NMED alleges that Cunningham exceeded its permit limits for NOx on 7,336 occasions and failed to report these exceedances as required by its permit.  The draft order included a proposed penalty of $16.1 million.  SPS denies these allegations and is negotiating with the NMED regarding the alleged violations and proposed penalty prior to the issuance of a final order.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  On appeal in September 2009, the U. S. Court of Appeals for the Second Circuit reversed the lower court decision.  Defendants anticipate filing a petition for review with the U. S. Supreme Court.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of SPS, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  In October 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  On May 28, 2010, the U. S. Court of Appeals for the Fifth Circuit ruled that it lacked an en banc quorum of nine active members to hear the case.  It dismissed the appeal, which resulted in the reinstatement of the district court’s opinion dismissing the case.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  In October 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.

7.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — The following table presents commercial paper outstanding for SPS:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Commercial paper outstanding	$24	$—
Weighted average interest rate	0.41%	N/A	%
Total commercial paper available for issuance	$248	$248

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

The following table presents the money pool investments (borrowings) for SPS:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Money pool (borrowings) investments	$(19)	$77
Weighted average interest rate	0.40%	0.36%
Money pool borrowing limit	$100	$100

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

At June 30, 2010, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three months ended June 30, 2010 and June 30, 2009 were $0.1 million and $0.3 million, respectively.  Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the six months ended June 30, 2010 and June 30, 2009 were $0.1 million and $0.5 million, respectively.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At June 30, 2010 and Dec. 31, 2009, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

The following table shows the major components of derivative instruments valuation in the balance sheets:

	June 30, 2010		Dec. 31, 2009
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets	Liabilities	Assets	Liabilities
Long-term purchased power agreements	$76,572	$50,393	$76,551	$52,242

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(1,804)	$(5,400)
After-tax net realized losses on derivative transactions reclassified into earnings	42	161
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,762)	$(5,239)

	Six Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,847)	$(5,559)
After-tax net realized losses on derivative transactions reclassified into earnings	85	320
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,762)	$(5,239)

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

SPS had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2010 and Dec. 31, 2009.

10.   Financial Instruments

The estimated fair values of SPS’ recorded financial instruments are as follows:

	June 30, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Other investments	$248	$248	$263	$263
Long-term debt	897,606	1,001,079	922,447	977,029

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

The fair value estimates presented are based on information available to management as of June 30, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2010 there were no letters of credit outstanding.  At Dec. 31, 2009, there were $10.0 million of letters of credit outstanding.  The contract amounts of these letters of credit approximate their fair values and are subject to fees determined in the marketplace.

11.   Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Interest income (expense)	$34	$(89)	$97	$192
Other nonoperating income	10	1	11	5
Insurance policy income (expense)	75	(224)	5	(144)
Other nonoperating expense	—	(11)	—	(11)
Other income (expense), net	$119	$(323)	$113	$42

12.    Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $398.4 million and $328.1 million for the three months ended June 30, 2010 and 2009, respectively, and $779.9 million and $697.1 million for the six months ended June 30, 2010 and 2009, respectively.

13.    Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Net income	$24,396	$16,808	$32,095	$25,990
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	42	161	85	320
Comprehensive income	$24,438	$16,969	$32,180	$26,310

14.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$18,956	$16,744	$965	$1,057
Interest cost	41,853	43,046	10,861	13,050
Expected return on plan assets	(58,035)	(64,909)	(7,131)	(5,993)
Amortization of transition obligation	—	—	3,611	3,726
Amortization of prior service cost (credit)	5,164	6,154	(1,233)	(711)
Amortization of net loss	13,134	3,299	3,113	4,779
Net periodic benefit cost	21,072	4,334	10,186	15,908
Costs not recognized and additional cost recognized due to the effects of regulation	(6,314)	(959)	973	973
Net benefit cost recognized for financial reporting	$14,758	$3,375	$11,159	$16,881

SPS
Net benefit cost (credit) recognized for financial reporting	$1,709	$(1,544)	$972	$1,309

	Six Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$36,574	$32,730	$2,003	$2,333
Interest cost	82,505	84,895	21,390	25,206
Expected return on plan assets	(116,159)	(128,269)	(14,265)	(11,388)
Amortization of transition obligation	—	—	7,222	7,222
Amortization of prior service cost (credit)	10,328	12,309	(2,466)	(1,363)
Amortization of net loss	24,158	6,228	5,822	9,665
Net periodic benefit cost	37,406	7,893	19,706	31,675
Costs not recognized and additional cost recognized due to the effects of regulation	(13,640)	(1,446)	1,946	1,946
Net benefit cost recognized for financial reporting	$23,766	$6,447	$21,652	$33,621

SPS
Net benefit cost (credit) recognized for financial reporting	$2,897	$(3,322)	$1,801	$2,500

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Market Risks

SPS is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for SPS are mitigated in most jurisdictions due to cost-based rate regulation.

Distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as SPS’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2010, there have been no material changes to market risks from that set forth in SPS’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

SPS’ net income was approximately $32.1 million for the first six months of 2010, compared with net income of approximately $26.0 million for the first six months of 2009.  The increase is due to new electric rates that went into effect in February 2009 and July 2009, the resolution of certain fuel cost allocation issues in the second quarter, (see further discussion in Note 5. Rate Matters), and electric sales growth which were partially offset by higher operating costs.

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

Electric — The following tables detail the electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2010	2009
Electric revenues	$780	$697
Electric fuel and purchased power	(500)	(444)
Electric margin	$280	$253

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$72
Fuel cost allocation regulatory accruals	11
Sales mix and demand revenue	8
Retail rate increases (New Mexico)	6
Estimated impact of weather	4
Retail sales increase (excluding weather impact)	4
Trading	(3)
Non-fuel riders	(2)
Other, net	(17)
Total increase in electric revenues	$83

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Fuel cost allocation regulatory accruals	$11
Sales mix and demand revenue	8
Retail rate increases (New Mexico)	6
Estimated impact of weather	4
Retail sales increase (excluding weather impact)	4
Non-fuel riders	(2)
Transmission revenue, net of expense	(1)
Firm wholesale	(1)
Other, net	(2)
Total increase in electric margin	$27

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2010 increased $10.6 million, or 9.7 percent, compared to first six months of 2009.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2010 vs. 2009
Higher employee benefit costs	$4
Higher labor costs	2
Higher plant generation costs	2
Other, net (including contract labor and employee expenses)	3
Total increase in other operating and maintenance expenses	$11

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) —AFUDC decreased by approximately $0.8 million for the first six months of 2010 compared with 2009.  This decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Interest Charges — Interest charges for the first six months of 2010 decreased by approximately $1.8 million, or 5.3 percent, compared with 2009.  The decrease was primarily due to retirement of long-term debt in March 2009 and interest paid on partial refunds to wholesale customers in 2009.

Income Taxes — Income tax expense increased by $8.9 million for the first six months of 2010, compared with the first six months of 2009.  The increase in income tax expense was primarily due to an increase in pretax income and a write-off of tax benefits previously recorded for Medicare Part D subsidies.  The effective tax rate was 42.5 percent for the first six months of 2010, compared with 36.3 percent for the same period in 2009.  The higher effective tax rate for the first six months of 2010 was primarily due to a higher forecasted annual effective tax rate and the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first six months of 2010 would have been 39.2 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Jones Certificate of Convenience and Necessity (CCN) — SPS applied for a CCN in Texas with the PUCT.  The parties reached a settlement recommending approval.  The PUCT is expected to act in the third quarter of 2010.  A similar CCN approval application was made with the NMPRC.  The matter has been referred to an ALJ and settlement revisions are anticipated.

New Mexico Energy Efficiency Disincentive Rulemaking — During the 2008 New Mexico legislative session, increased energy efficiency goals and more affirmative disincentive language were adopted.  In 2010, the NMPRC adopted an amended rule incorporating the legislative changes.  The rule has an interim mechanism that provides for recovery of disincentives and recently required utilities to file permanent rate design or other means of removing disincentives by July 1, 2010.

In June 2010, SPS filed its application for approval of its interim incentive.  That same month, an appeal of the rule was filed by the Attorney General with the New Mexico Supreme Court and the New Mexico Industrial Energy Consumers.  In July 2010, SPS filed its application regarding permanent solutions to removing disincentives and requested direct lost margin recovery.

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

Southwest Power Pool, Inc. (SPP) Transmission Cost Recovery — The SPP transmission tariff currently establishes the mechanism for recovering costs associated with transmission projects.  Currently, for base plan transmission projects, one-third of the costs are collected on an SPP region-wide basis and the remaining two-thirds are recovered from individual pricing zone(s) in SPP using a power flow analysis.  For balanced portfolio projects, 100 percent of the costs are recovered on an SPP region-wide basis.  In March 2010, the SPP board approved the tariff filing for this cost allocation methodology as follows:

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

The FERC approved the SPP transmission cost allocation plan, effective June 2010.  The SPP transmission cost allocation methodology will allow the costs of priority projects constructed in the SPS rate zone to be regionalized, but SPS will share in the costs of priority projects built in other SPP rate zones.

Electric Reliability Standards Compliance

Compliance Audits

In 2008, SPS filed a self-report with the SPP regional entity relating to failure to complete certain generation station battery tests, relay maintenance intervals and record keeping associated with certain Critical Infrastructure Protection (CIP) standards.  In 2009, SPS reached agreement with the SPP that would resolve all self reports by payment of a non-material penalty.  In April 2010, SPS executed a definitive settlement agreement.  The settlement agreement is pending approval at the NERC and will also need to be approved by the FERC.

In March 2010, the SPP conducted a compliance spot check to evaluate compliance with the NERC CIP standards, which were effective July 1, 2008.  The draft non-public report issued by the SPP in July 2010 found that that the SPS may not be in compliance with several of the CIP standards.  Xcel Energy, the parent company of SPS, provided comments on the draft report, disagreeing with many of the conclusions and is awaiting issuance of the final audit report.  The CIP spot check report findings related to SPS will then proceed to the SPP enforcement process.  To what extent the SPP regional entity or NERC may seek to impose penalties for potential violations is unknown at this time.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2010, based on an evaluation carried out under the supervision and with the participation of SPS’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

Except to the extent updated or described below, SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk. Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHG, and federal legislation has been introduced in both houses of Congress. Our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA. On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. The EPA finalized GHG efficiency standards for light duty vehicles in spring 2010 and has promulgated permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.  We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6, Commitments and Contingent Liabilities, in the notes to the financial statements. While we believe such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as the American Clean Energy and Security Act and the proposed Kerry-Lieberman legislation, use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the United States, any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Item 6. EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
10.01*

Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

10.02*

Xcel Energy 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 2010.

Southwestern Public Service Company

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer