Form 10-Q
period 2010-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2010-11-01
CIK 92521

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 1, 2010
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 6.	Exhibits	22

SIGNATURES		23

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Operating revenues	$467,424	$397,094	$1,247,355	$1,094,217

Operating expenses
Electric fuel and purchased power	288,386	229,607	788,089	673,126
Other operating and maintenance expenses	61,807	52,716	180,794	161,145
Demand side management program expenses	3,393	2,673	8,386	6,646
Depreciation and amortization	26,083	25,970	77,391	76,524
Taxes (other than income taxes)	10,818	9,458	30,879	29,231
Total operating expenses	390,487	320,424	1,085,539	946,672

Operating income	76,937	76,670	161,816	147,545

Other income (expense), net	(82)	(538)	31	(496)
Allowance for funds used during construction – equity	1,085	887	2,529	2,977

Interest charges and financing costs
Interest charges – includes other financing costs of $666, $662, $1,975 and $1,989, respectively	16,217	17,178	48,099	50,860
Allowance for funds used during construction – debt	(792)	(618)	(2,052)	(2,063)
Total interest charges and financing costs	15,425	16,560	46,047	48,797

Income before income taxes	62,515	60,459	118,329	101,229
Income taxes	23,326	23,044	47,045	37,824
Net income	$39,189	$37,415	$71,284	$63,405

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2010	2009
Operating activities
Net income	$71,284	$63,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,094	78,244
Demand side management program amortization expenses	1,573	1,317
Deferred income taxes	26,520	3,745
Amortization of investment tax credits	(223)	(243)
Allowance for equity funds used during construction	(2,529)	(2,977)
Net realized and unrealized hedging and derivative transactions	201	(1,013)
Changes in operating assets and liabilities:
Accounts receivable	(25,352)	9,471
Accrued unbilled revenues	(12,666)	7,104
Recoverable electric energy costs	(4,978)	3,978
Inventories	(5,734)	20,543
Prepayments and other	11,468	(27,133)
Accounts payable	(19,399)	(40,945)
Deferred electric energy costs	(16,430)	52,547
Net regulatory assets and liabilities	2,134	1,961
Other current liabilities	16,240	11,441
Change in other noncurrent assets	(2,838)	(8,019)
Change in other noncurrent liabilities	(2,111)	(18,110)
Net cash provided by operating activities	116,254	155,316

Investing activities
Utility capital/construction expenditures	(196,035)	(148,543)
Allowance for equity funds used during construction	2,529	2,977
Investments in utility money pool arrangement	(204,200)	(776,400)
Receipts from utility money pool arrangement	281,200	776,900
Net cash used in investing activities	(116,506)	(145,066)

Financing activities
Borrowings under utility money pool arrangement	61,000	-
Repayment of long-term debt	(25,000)	(100,027)
Capital contributions from parent	8,802	13,044
Dividends paid to parent	(50,810)	(49,813)
Net cash used in financing activities	(6,008)	(136,796)

Net decrease in cash and cash equivalents	(6,260)	(126,546)
Cash and cash equivalents at beginning of period	7,363	130,795
Cash and cash equivalents at end of period	$1,103	$4,249

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(43,963)	$(37,181)
Cash paid for income taxes, net	(8,310)	(58,574)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$4,075	$3,545

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	Sept. 30, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,103	$7,363
Investments in utility money pool arrangement	-	77,000
Accounts receivable, net	73,849	47,065
Accounts receivable from affiliates	3,665	5,097
Accrued unbilled revenues	118,451	105,785
Inventories	32,881	27,147
Recoverable electric energy costs	6,137	1,159
Derivative instruments valuation	7,892	8,926
Deferred income taxes	23,742	36,406
Prepayments and other	4,459	15,927
Total current assets	272,179	331,875

Property, plant and equipment, net	2,371,698	2,260,984

Other assets
Regulatory assets	286,435	286,734
Derivative instruments valuation	66,707	67,625
Other	10,799	8,783
Total other assets	363,941	363,142
Total assets	$3,007,818	$2,956,001

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$44,500	$-
Borrowings under utility money pool arrangement	61,000	-
Accounts payable	139,942	163,253
Accounts payable to affiliates	10,179	14,625
Deferred electric energy costs	43,353	59,783
Taxes accrued	20,064	18,209
Accrued interest	24,295	12,371
Dividends payable	16,292	17,240
Derivative instruments valuation	3,601	3,588
Other	21,583	20,125
Total current liabilities	384,809	309,194

Deferred credits and other liabilities
Deferred income taxes	547,042	533,241
Deferred investment tax credits	2,169	2,392
Regulatory liabilities	124,653	119,080
Asset retirement obligations	19,715	18,757
Derivative instruments valuation	45,891	48,654
Pension and employee benefit obligations	41,816	44,276
Other	8,672	8,450
Total deferred credits and other liabilities	789,958	774,850

Commitments and contingent liabilities
Capitalization
Long-term debt	853,187	922,447
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	-	-
Additional paid in capital	701,750	692,948
Retained earnings	279,832	258,409
Accumulated other comprehensive loss	(1,718)	(1,847)
Total common stockholder’s equity	979,864	949,510
Total liabilities and equity	$3,007,818	$2,956,001

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2010, and Dec. 31, 2009; the results of its operations for the three and nine months ended Sept. 30, 2010 and 2009; and its cash flows for the nine months ended Sept. 30, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2010 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of SPS’s electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Demand side management program amortization expenses for the nine months ended Sept. 30, 2009 were reclassified as a separate line item from depreciation and amortization expenses within the statements of cash flows.  The reclassification did not have an impact on net cash provided by operating activities.

2.	Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities. The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. These updates to the FASB Accounting Standards Codification (ASC or Codification) were effective for interim and annual periods beginning after Nov. 15, 2009.  SPS implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its financial statements.  For further information and required disclosures regarding variable interest entities, see Note 6 to the financial statements.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$78,727	$51,480
Less allowance for bad debts	(4,878)	(4,415)
	$73,849	$47,065
Inventories
Materials and supplies	$15,989	$15,737
Fuel	16,892	11,410
	$32,881	$27,147
Property, plant and equipment, net
Electric plant	$3,881,273	$3,777,623
Construction work in progress	160,821	95,652
Total property, plant and equipment	4,042,094	3,873,275
Less accumulated depreciation	(1,670,396)	(1,612,291)
	$2,371,698	$2,260,984

4.	Income Taxes

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

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. During the first quarter of 2010, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return will expire in September 2011.  The IRS commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of Sept. 30, 2010, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2010, SPS’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005. During the second quarter of 2010, the state of Texas completed its audit of tax years 2006 and 2007. No change in tax liability was proposed. There currently are no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.1	$0.2
Unrecognized tax benefit - Temporary tax positions	3.6	2.7
Unrecognized tax benefit balance	$3.7	$2.9

The increase in the unrecognized tax benefit balance of $0.4 million from June 30, 2010 to Sept. 30, 2010 and $0.8 million from Dec. 31, 2009 to Sept. 30, 2010 was due to the addition of uncertain tax positions related to current and prior years’ activity.  SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

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

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas Retail Base Rate Case — In May 2010, SPS filed a Texas rate case with the PUCT, seeking an annual base rate increase of approximately $62 million.  On a net basis, the request seeks to increase customer bills by approximately $53.4 million, or 7 percent.  The rate filing is based on a 2009 test year adjusted for known and measurable changes, a requested return on equity (ROE) of 11.35 percent, an electric rate base of $1.031 billion and an equity ratio of 51.0 percent.  The following table summarizes the request:

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

In September 2010, SPS filed an agreement with the intervening parties to abate, or suspend, the procedural schedule for a 90-day extension in this case.  The extension allows time for SPS to receive regulatory approval of the sale of distribution assets to the city of Lubbock, Texas (Lubbock), noted below, and to allow the intervening parties to ascertain the financial impact of the sale.  SPS made a filing on Oct. 19, 2010 showing the on-going savings related to the Lubbock sale.  As part of the agreement to abate the procedural schedule, the parties agreed that the effective date of implementation of SPS’ new rates is expected to be Feb. 16, 2011.  This will be accomplished either by establishing interim rates effective on Feb. 16, 2011; or by making the final rates effective retroactive back to Feb. 16, 2011 from the date SPS implements final rates, after the PUCT issues its final order.  The revised procedural schedule is as follows:

●	Intervenor direct testimony due Jan. 18, 2011;
●	PUCT staff direct testimony due Jan. 25, 2011;
●	PUCT staff and intervenor cross rebuttal testimony due Feb. 1, 2011;
●	SPS rebuttal testimony due Feb. 8, 2011; and
●	Hearings on Feb. 21, 2011 through March 11, 2011.

Lubbock Electric Distribution Assets — In November 2009, SPS entered into an agreement with Lubbock, in which SPS will sell its electric distribution system assets in Lubbock to Lubbock Power and Light for approximately $87 million.  As part of this transaction, SPS will continue to provide the wholesale power to meet the electric load for the customers that SPS currently serves.  The wholesale power agreements provide for formula rates that change annually based on the actual cost of service.  The formula rate with West Texas Municipal Power Agency (WTMPA) reflects an initial 10.5 percent ROE.  All or portions of this transaction are subject to review and approval by the PUCT, the New Mexico Public Regulation Commission (NMPRC) and the Federal Energy Regulatory Commission (FERC).  It is anticipated that any resulting gain on the sale of assets will be shared with retail customers in Texas, as determined in the Texas retail base rate case discussed above.

The FERC accepted the amended WTMPA full-requirements contract in February 2010.  SPS filed its application before the PUCT in January 2010 for the approvals related to the sale of distribution assets to Lubbock.  In June 2010, an uncontested settlement was filed resolving all issues in the Texas proceeding relating to the transaction.  The PUCT approved the uncontested settlement in August 2010.

In June 2010, SPS filed its application in New Mexico for approval of the transaction.  Settlement has been reached with all the parties.  A decision and order approving the settlement was issued by the NMPRC in October 2010.  The transaction is expected to close in late October or early November 2010.

Pending and Recently Concluded Regulatory Proceedings — FERC

Transmission Formula Rate Case — In December 2007, SPS filed a transmission formula rate with the FERC.  The FERC accepted the filing, initiated settlement and hearing procedures, and interim rates went into effect on July 6, 2008, subject to refund.  An uncontested, partial settlement was reached in September 2009.  The settlement, including an 11.27 percent ROE and a future test year, was approved by the FERC in December 2009.  The remaining cost allocation of the radial transmission lines issue was resolved by a settlement filed in June 2010, where the expense of the Cap Rock Energy Corporation (Cap Rock) 230 kilovolt (KV) lines was assigned to overall transmission facilities and not directly assigned to Cap Rock.  This is subject to a future change in configuration of the 230 KV lines.  The radial line settlement was approved by the FERC in August 2010.

Wholesale Rate Complaints — In November 2004, Golden Spread Electric, Lyntegar Electric, Farmer’s Electric, Lea County Electric, Central Valley Electric and Roosevelt County Electric, all wholesale cooperative customers of SPS, filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive and that SPS had incorrectly calculated monthly fuel cost adjustment charges to such customers (the complaint).  Cap Rock, another full-requirements customer of SPS, Public Service Company of New Mexico (PNM) and Occidental Permian Ltd. and Occidental Power Marketing, L.P. (Occidental), SPS’ largest retail customer, intervened in the proceeding.

In April 2008, the FERC issued its order on the complaint applied to the remaining non-settling parties.  In July 2008, SPS submitted its compliance report to the FERC and calculated the base rate refund for the 18-month period to be $6.1 million and the fuel refund to be $4.4 million.  Several wholesale customers protested these calculations.  As of Sept. 30, 2010, SPS has accrued an amount it believes is sufficient to cover the estimated refund obligation related to these complaints.  The status of various settlements and the applicable regulatory approvals are discussed below.  At this time, PNM, which filed a separate complaint, is the only party that has not settled.

Golden Spread Complaint Settlement — SPS reached a settlement with Golden Spread (which included Lyntegar Electric) and Occidental in December 2007 regarding base rate and fuel issues raised in the complaint described above as well as a subsequent rate proceeding.  The FERC approved the settlement in April 2008.  The PUCT and NMPRC approvals were obtained in the first quarter of 2010 eliminating the potential contingent payments by SPS resulting from an adverse cost assignment decision or a failure to obtain state approvals.

New Mexico Cooperatives’ Complaint Settlement — In June 2010, the FERC approved the settlement with Farmers’ Electric Cooperative of New Mexico, Lea County Electric Cooperative, Central Valley Electric Cooperative and Roosevelt County Electric Cooperative, and Occidental.  The settlement resolves all issues arising from the complaint docket and implements a replacement contract with a formula production rate at 10.5 percent ROE and extended the term of its requirements sale to the four wholesale customers.

The four wholesale customers must reduce their power purchases by 90 to 100 megawatts (MW) in 2012, and implement staged reductions in system average cost power purchases through the term of the agreement, which terminates in May 2026.  The settlement made the replacement contract contingent on certain state approvals, which were obtained by SPS.  In the event that all state regulatory approvals had not been received, the settlement included a one time contingent payment of $12 million by SPS to these wholesale customers.

These wholesale customers agreed to hold SPS harmless from any future adverse regulatory treatment regarding the proposed wholesale power sale.  As a result of the FERC approval of the settlement and resolution of the complaint with the New Mexico cooperatives, SPS released previously established reserves of $11.5 million in the second quarter of 2010.

The New Mexico parties and NMPRC staff filed a stipulation to resolve the NMPRC proceeding.  The NMPRC issued a final order approving the stipulation in August 2010.  The PUCT approved the settlement replacement arrangement in September 2010.

Cap Rock Complaint Settlement — In July 2010, SPS and Cap Rock filed a settlement agreement with the FERC.  Subject to FERC approval of the settlement agreement, SPS will pay Cap Rock $1 million to resolve all remaining base rate and fuel claims against SPS.  Cap Rock also agrees that its production base rates will be converted to a formula rate design.  The complaint settlement agreement is still pending FERC approval.

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

Certain purchased power agreements that either require SPS to reimburse independent power producing entities for natural gas fuel costs, or which contain tolling arrangements under which SPS procures the natural gas required to produce the energy that SPS purchases, have been determined by SPS to create variable interests in the independent power producing entities.  Therefore, certain independent power producing entities are variable interest entities.

SPS purchases power from independent power producing entities that own natural gas fueled power plants.  Under certain purchased power agreements with these entities, SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that SPS purchases.  These purchased power agreements have been determined by SPS to create variable interests in the independent power producing entities; therefore, certain independent power producing entities are variable interest entities.

SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in purchased power agreements.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, historical and estimated future fuel and electricity prices, and financing activities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of Sept. 30, 2010 and Dec. 31, 2009, SPS had approximately 1,027 MW of capacity under long-term purchased power agreements with entities that have been determined to be variable interest entities.

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

No significant financial support has been, or is in the future, required to be provided to TUCO by SPS, other than contractual payments for delivered coal.  However, the fuel contracts have been determined to create a variable interest in TUCO due to SPS’ reimbursement of certain fuel procurement costs, and therefore TUCO is a variable interest entity.  SPS has concluded that it is not the primary beneficiary of TUCO because SPS does not have the power to direct the activities that most significantly impact TUCO’s economic performance.

Environmental Contingencies

SPS has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites.  In many situations, SPS believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, SPS is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRPs) and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for SPS, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, SPS would be required to recognize an expense

Site Remediation — SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, for which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2010 and Dec. 31, 2009, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — In December 2009, in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  The EPA has promulgated permit requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded CAIR.  In July 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA's preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact operations in Texas in the form of ozone season NOx emission allowances.  SPS is analyzing the proposed rule to determine whether emission reductions are needed from facilities.  Until CATR becomes final, SPS will continue activities to support CAIR compliance.

Under CAIR’s cap and trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  The remaining scheduled capital investments for NOx controls in the SPS region are estimated at $16.4 million.  For 2009, the NOx allowance compliance costs were $1.7 million.  The estimated NOx allowance cost for 2010 is $0.5 million.  Annual purchases of SO2 allowances are estimated up to $4.5 million each year, beginning in 2013, for phase I.  If CATR is implemented as proposed then no SO2 allowances would be purchased since CATR replaces CAIR.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  The Texas Commission on Environmental Quality (TCEQ) adopted by reference the EPA model program.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace the CAMR.  SPS anticipates that the EPA will require affected facilities to demonstrate compliance within three to five years.  At this time, Texas has not adopted any state-only mercury requirements.

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

Proposed Coal Ash Regulation —  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as a special waste (subject to many of the requirements for hazardous waste) or as a solid (nonhazardous) waste.  Coal ash is currently exempt from hazardous waste regulation.  The EPA’s proposal would result in more comprehensive and expensive requirements related to management and disposal of coal ash.  The EPA has extended the public comment period on the proposed rule until Nov. 19, 2010.  The EPA is also seeking comment on what regulations are appropriate for the beneficial reuse of coal ash.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Cunningham Draft Compliance Order — On Feb. 18, 2010, SPS received a draft compliance order from the New Mexico Environment Department (NMED) for Cunningham Station.  In the draft order, NMED alleges that Cunningham exceeded its permit limits for NOx on 7,336 occasions and failed to report these exceedances as required by its permit.  The draft order included a proposed penalty of $16.1 million.  On Sept. 28, 2010, the NMED issued a final compliance order, which reduced the alleged NOx exceedances to approximately 4,000 occasions and the proposed penalty to $7.6 million.  SPS intends to request an administrative hearing to contest the order.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of SPS, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  On appeal in September 2009, the U.S. Court of Appeals for the Second Circuit reversed the lower court decision.  In August 2010, defendants filed a petition for review with the U.S. Supreme Court.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of SPS, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.  In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit ruled that it lacked an en banc quorum of nine active members to hear the case.  It dismissed the appeal, which resulted in the reinstatement of the district court’s opinion dismissing the case.  Plaintiffs subsequently filed with the U.S. Supreme Court a writ of mandamus, which is a procedure requesting the court to order the Fifth Circuit to review plaintiffs’ earlier appeal.  Defendants intend to oppose this request.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of SPS, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  All briefs related to this appeal have been filed.  It is unknown when the Ninth Circuit will render a final opinion.

7.	Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At Sept. 30, 2010 and Dec. 31, 2009, SPS had no commercial paper outstanding.  The total commercial paper available for issuance was $248 million.

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

The following table presents the money pool investments (borrowings) for SPS:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Money pool (borrowings) investments	$(61)	$77
Weighted average interest rate	0.35%	0.36%
Money pool borrowing limit	$100	$100

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

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three months ended Sept. 30, 2010 and Sept. 30, 2009 were $0.1 million and $0.3 million, respectively.  Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the nine months ended Sept. 30, 2010 and Sept. 30, 2009 were $0.2 million and $0.8 million, respectively.

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

The following table shows the major components of derivative instruments valuation in the balance sheets:

	Sept. 30, 2010		Dec. 31, 2009
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long-term purchased power agreements	$74,599	$49,492	$76,551	$52,242

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(1,762)	$(5,239)
After-tax net realized losses on derivative transactions reclassified into earnings	44	159
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,718)	$(5,080)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,847)	$(5,559)
After-tax net realized losses on derivative transactions reclassified into earnings	129	479
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,718)	$(5,080)

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

SPS had no assets or liabilities measured at fair value on a recurring basis as of Sept. 30, 2010 and Dec. 31, 2009.

10.	Financial Instruments

The estimated fair values of SPS’ recorded financial instruments are as follows:

	Sept. 30, 2010		Dec. 31, 2009
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$247	$247	$263	$263
Long-term debt	897,687	1,019,592	922,447	977,029

The fair value of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and short-term debt are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.  The fair value of SPS’ long-term investments are estimated based on quoted market prices for those or similar investments.  The fair value of SPS’ long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

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

11.	Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009	2010	2009
Interest income (expense)	$71	$(135)	$168	$57
Other nonoperating income	-	23	11	28
Insurance policy expense	(153)	(233)	(148)	(377)
Other nonoperating expense	-	(193)	-	(204)
Other income (expense), net	$(82)	$(538)	$31	$(496)

12.	Segment Information

SPS has one reportable segment.  SPS operates in the regulated electric industry, providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $467.4 million and $397.1 million for the three months ended Sept. 30, 2010 and 2009, respectively, and $1,247.4 million and $1,094.2 million for the nine months ended Sept. 30, 2010 and 2009, respectively.

13.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009	2010	2009
Net income	$39,189	$37,415	$71,284	$63,405
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	44	159	129	479
Comprehensive income	$39,233	$37,574	$71,413	$63,884

14.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30,
	2010	2009	2010	2009
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$18,286	$16,365	$1,002	$1,166
Interest cost	41,253	42,448	10,695	12,603
Expected return on plan assets	(58,080)	(64,135)	(7,132)	(5,694)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,165	6,155	(1,233)	(681)
Amortization of net loss	12,078	3,114	2,910	4,832
Net periodic benefit cost	18,702	3,947	9,853	15,837
Costs not recognized and additional cost recognized due to the effects of regulation	(6,630)	(723)	972	972
Net benefit cost recognized for financial reporting	$12,072	$3,224	$10,825	$16,809

SPS
Net benefit cost (credit) recognized for financial reporting	$1,448	$(1,661)	$900	$1,250

	Nine Months Ended Sept. 30,
	2010	2009	2010	2009
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$54,860	$49,095	$3,005	$3,499
Interest cost	123,758	127,343	32,085	37,809
Expected return on plan assets	(174,239)	(192,404)	(21,397)	(17,082)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	15,493	18,464	(3,699)	(2,044)
Amortization of net loss	36,236	9,342	8,732	14,497
Net periodic benefit cost	56,108	11,840	29,559	47,512
Costs not recognized and additional cost recognized due to the effects of regulation	(20,270)	(2,169)	2,918	2,918
Net benefit cost recognized for financial reporting	$35,838	$9,671	$32,477	$50,430

SPS
Net benefit cost (credit) recognized for financial reporting	$4,345	$(4,983)	$2,701	$3,750

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on SPS’ financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the financial statements.  Due to the seasonality of SPS’ electric sales, such interim results are not necessarily an appropriate base from which to project annual results.  Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2010.

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

Results of Operations

SPS’ net income was approximately $71.3 million for the first nine months of 2010, compared with net income of approximately $63.4 million for the first nine months of 2009.  The year to date increase is mainly due to electric sales growth, which was partially offset by higher O&M expenses.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  The design of fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.  The following tables detail the electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2010	2009
Electric revenues	$1,247	$1,094
Electric fuel and purchased power	(788)	(673)
Electric margin	$459	$421

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$123
Sales mix and demand revenue	12
Fuel cost allocation regulatory accruals	11
Retail sales increase (excluding weather impact)	7
Retail rate increases (New Mexico)	6
Estimated impact of weather	5
Non-fuel riders	(3)
Other, net	(8)
Total increase in electric revenues	$153

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Sales mix and demand revenue	$12
Fuel cost allocation regulatory accruals	11
Retail sales increase (excluding weather impact)	7
Retail rate increases (New Mexico)	6
Estimated impact of weather	5
Non-fuel riders	(3)
Transmission revenue, net of expense	(2)
Other, net	2
Total increase in electric margin	$38

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first nine months of 2010 increased $19.6 million, or 12.2 percent, compared to first nine months of 2009.  The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2010 vs. 2009
Higher employee benefit costs	$9
Higher plant generation costs	4
Higher labor costs	3
Other, net (including contract labor and employee expenses)	4
Total increase in other operating and maintenance expenses	$20

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) —AFUDC decreased by approximately $0.5 million for the first nine months of 2010 compared with 2009.  This decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Interest Charges — Interest charges for the first nine months of 2010 decreased by approximately $2.8 million, or 5.4 percent, compared with 2009.  The decrease was primarily due to retirement of long-term debt in March 2009.

Income Taxes — Income tax expense increased by $9.2 million for the first nine months of 2010, compared with the first nine months of 2009.  The increase in income tax expense was primarily due to an increase in pretax income and a write-off of tax benefits previously recorded for Medicare Part D subsidies.  The effective tax rate was 39.8 percent for the first nine months of 2010, compared with 37.4 percent for the same period in 2009.  The higher effective tax rate for the first nine months of 2010 was primarily due to a higher forecasted annual effective tax rate and the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first nine months of 2010 would have been 38.2 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Jones Certificate of Convenience and Necessity (CCN) — SPS applied for a CCN to build a gas-fired combustion turbine generating unit at SPS’ existing Jones Station in Lubbock, Texas with the PUCT, which approved the CCN in August 2010.  A similar CCN approval application was made with the NMPRC.  The parties reached a settlement recommending approval that was filed with the NMPRC on Oct. 7, 2010.  A final order is expected in December 2010.

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

In June 2010, SPS filed its application for approval of its interim incentive.  That same month, an appeal of the rule was filed by the Attorney General and the New Mexico Industrial Energy Consumers with the New Mexico Supreme Court.  SPS and the intervenors have reached a settlement agreement for the 2010 and 2011 disincentives and incentives of $3.3 million.  The settlement agreement is independent of the NMPRC’s ruling.  A final order is expected in December 2010.  In July 2010, SPS filed its application regarding permanent solutions to removing disincentives and requested direct lost margin recovery.  A hearing in this case is scheduled for March 8, 2011.

Solar Contract Approval — In December 2009, SPS entered into five solar energy purchased power agreements (PPAs) with five separate entities associated with SunEdision, LLC (SunE), for the procurement of solar energy and associated renewable energy credits to meet its solar diversity requirements.  The SunE PPAs involve five facilities, each consisting of 10 MW of capacity for a term of 20 years.

In January 2010, SPS filed a request with the NMPRC to approve SPS’s SunE PPAs and authorize SPS to recover the costs of the PPAs from its New Mexico customers.  In September 2010, the NMPRC approved the SunE PPAs and SPS’ proposed cost recovery.

New Mexico GHG Regulations — SPS may face the future risk of regulation of CO2 emissions from proposed rules in New Mexico.  The NMED and New Energy Economy, a non-governmental environmental advocacy organization, have each proposed rules before New Mexico’s Environmental Improvement Board (EIB) to limit and reduce GHGs, including CO2 emissions from power plants.  The rulemaking process for both proposals is ongoing with a final decision by the EIB likely by the end of 2010.  If either proposed rule is adopted in New Mexico, SPS may face additional costs for compliance, possibly including the purchase of carbon offsets or the cost of CO2 emission reductions in the New Mexico portion of the SPS system.  Compliance costs for these reductions or offsets may increase electricity rates to New Mexico customers.  While regulated utilities generally recover costs resulting from regulatory requirements, SPS may not recover all costs related to complying with the regulatory requirements imposed on us under the proposed rules.  The effect on the financial condition of SPS is uncertain, due to the lack of certainty in the final rules, and also due to the relatively small proportion of SPS total greenhouse gases that are emitted in New Mexico.  If the EIB adopts one or both of the proposed rules, the anticipated compliance date is 2012.

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

Southwest Power Pool, Inc. (SPP) Transmission Cost Recovery — The SPP transmission tariff currently establishes the mechanism for recovering costs associated with transmission projects.  Currently, for base plan transmission projects, one-third of the costs are collected on an SPP region-wide basis and the remaining two-thirds are recovered from individual pricing zone(s) in SPP using a power flow analysis.  For balanced portfolio projects, 100 percent of the costs are recovered on an SPP region-wide basis.  In March 2010, the SPP board approved the tariff filing for this cost allocation methodology as follows:

●	For projects rated at a voltage level less than 100 KV, all costs would be recovered from the pricing zone of the project;
●
For projects rated at a voltage level between 100 KV and 300 KV, one-third of the costs would be recovered on an SPP region-wide basis and two-thirds would be recovered from the pricing zone of the project; and

●	For projects rated at a voltage level greater than 300 KV, 100 percent of costs would be recovered on an SPP region-wide basis.

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

In March 2010, the SPP conducted a compliance spot check to evaluate compliance with the NERC CIP standards, which were effective July 1, 2008.  The draft non-public report issued by the SPP in July 2010 found that that the SPS may not be in compliance with several of the CIP standards.  Xcel Energy, the parent company of SPS, provided comments on the draft report, disagreeing with many of the conclusions.  The regional entity audit function issued a non-public final report in August 2010 alleging violations of certain CIP requirements, including certain violations common to all Xcel Energy utility subsidiaries; at that time, the spot check report was transferred to the MRO enforcement function.  Xcel Energy continues to dispute the alleged violations and is working to resolve issues with the MRO enforcement functions.  The CIP spot check report findings related to SPS will then proceed to the SPP enforcement process.  To what extent the SPP regional entity or NERC may seek to impose penalties for potential violations is unknown at this time.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of Sept. 30, 2010, based on an evaluation carried out under the supervision and with the participation of SPS’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’s disclosure controls and procedures were effective.

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

The EPA has taken steps to regulate GHGs under the Clean Air Act.  On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. The EPA finalized GHG efficiency standards for light duty vehicles in spring 2010 and has promulgated  permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.  We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6, Commitments and Contingent Liabilities, in the notes to the financial statements. While we believe such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Nov. 1, 2010.

Southwestern Public Service Company
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer