Form 10-Q
period 2011-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2011-05-02
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 6.	Exhibits	19

SIGNATURES		20

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010

Operating revenues	$381,209	$381,482

Operating expenses
Electric fuel and purchased power	249,250	256,194
Other operating and maintenance expenses	62,753	56,705
Demand side management program expenses	3,429	1,946
Depreciation and amortization	26,158	25,654
Taxes (other than income taxes)	10,120	10,155
Total operating expenses	351,710	350,654

Operating income	29,499	30,828

Other income (expense), net	62	(6)
Allowance for funds used during construction – equity	1,926	433

Interest charges and financing costs
Interest charges – includes other financing costs of $660 and $650, respectively	15,798	16,146
Allowance for funds used during construction – debt	(1,349)	(546)
Total interest charges and financing costs	14,449	15,600

Income before income taxes	17,038	15,655
Income taxes	6,800	7,956
Net income	$10,238	$7,699

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net income	$10,238	$7,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,714	26,216
Demand side management program amortization	453	476
Deferred income taxes	5,431	10,895
Amortization of investment tax credits	(85)	(74)
Allowance for equity funds used during construction	(1,926)	(433)
Net realized and unrealized hedging and derivative transactions	66	66
Changes in operating assets and liabilities:
Accounts receivable	(734)	(1,538)
Accrued unbilled revenues	5,233	6,790
Inventories	5,658	4,982
Prepayments and other	(1,351)	6,880
Accounts payable	(1,872)	(18,594)
Net regulatory assets and liabilities	(5,721)	(21,105)
Other current liabilities	7,864	3,336
Change in other noncurrent assets	(3,798)	(1,172)
Change in other noncurrent liabilities	(8,856)	(814)
Net cash provided by operating activities	37,314	23,610

Investing activities
Utility capital/construction expenditures	(91,010)	(47,281)
Allowance for equity funds used during construction	1,926	433
Investments in utility money pool arrangement	—	(189,900)
Receipts from utility money pool arrangement	—	259,900
Net cash (used in) provided by investing activities	(89,084)	23,152

Financing activities
Proceeds from short-term borrowings, net	26,000	—
Borrowings under utility money pool arrangement	154,500	—
Repayment under utility money pool arrangement	(154,500)	—
Repayment of long-term debt	—	(25,000)
Capital contributions from parent	50,000	—
Dividends paid to parent	(16,358)	(17,240)
Net cash provided by (used in) financing activities	59,642	(42,240)

Net increase in cash and cash equivalents	7,872	4,522
Cash and cash equivalents at beginning of period	1,778	7,363
Cash and cash equivalents at end of period	$9,650	$11,885

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(1,737)	$(3,140)
Cash (paid) received for income taxes, net	(4,268)	10,459

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$8,528	$4,478

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	March 31, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$9,650	$1,778
Accounts receivable, net	45,936	44,871
Accounts receivable from affiliates	1,279	1,610
Accrued unbilled revenues	104,951	110,184
Inventories	24,191	29,849
Regulatory assets	23,701	21,547
Derivative instruments	7,892	7,892
Deferred income taxes	17,386	19,051
Prepayments and other	6,357	5,006
Total current assets	241,343	241,788

Property, plant and equipment, net	2,463,522	2,401,266

Other assets
Regulatory assets	281,622	283,207
Derivative instruments	62,760	64,734
Other	14,309	10,668
Total other assets	358,691	358,609
Total assets	$3,063,556	$3,001,663

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$44,500	$44,500
Short-term debt	75,000	49,000
Accounts payable	145,576	134,322
Accounts payable to affiliates	10,389	24,525
Regulatory liabilities	51,957	53,197
Taxes accrued	16,007	19,867
Accrued interest	24,541	12,128
Dividends payable	15,860	16,358
Derivative instruments	3,601	3,601
Other	20,479	21,349
Total current liabilities	407,910	378,847

Deferred credits and other liabilities
Deferred income taxes	545,309	541,204
Deferred investment tax credits	1,966	2,051
Regulatory liabilities	128,767	134,952
Asset retirement obligations	21,480	21,131
Derivative instruments	44,091	44,991
Pension and employee benefit obligations	48,357	52,280
Other	5,796	10,827
Total deferred credits and other liabilities	795,766	807,436

Commitments and contingent liabilities
Capitalization
Long-term debt	853,347	853,267
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Additional paid in capital	743,531	693,531
Retained earnings	264,634	270,257
Accumulated other comprehensive loss	(1,632)	(1,675)
Total common stockholder’s equity	1,006,533	962,113
Total liabilities and equity	$3,063,556	$3,001,663

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2011, and Dec. 31, 2010; the results of its operations for the three months ended March 31, 2011 and 2010; and its cash flows for the three months ended March 31, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2011 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$50,661	$49,966
Less allowance for bad debts	(4,725)	(5,095)
	$45,936	$44,871
Inventories
Materials and supplies	$17,412	$15,093
Fuel	6,779	14,756
	$24,191	$29,849
Property, plant and equipment, net
Electric plant	$3,872,541	$3,826,202
Construction work in progress	252,245	221,025
Total property, plant and equipment	4,124,786	4,047,227
Less accumulated depreciation	(1,661,264)	(1,645,961)
	$2,463,522	$2,401,266

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of March 31, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2011, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of March 31, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	4.1	4.1
Unrecognized tax benefit balance	$4.3	$4.3

SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $3 million.

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2011 or Dec. 31, 2010.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — PUCT

Base Rate

Texas Retail Base Rate Case — In May 2010, SPS filed an electric rate case in Texas seeking an annual base rate increase of approximately $71.5 million inclusive of franchise fees.  On a net basis, the request seeks to increase customer bills by approximately $53.4 million or 7 percent.  In November 2010, SPS reduced its request to approximately $63.7 million and the net request $47.6 million.

During the first quarter of 2011, SPS and various parties entered into a settlement agreement.  In March 2011, the PUCT approved the settlement.  As a result, effective Feb. 16, 2011, base rates increased by $39.4 million, of which $16.9 million is associated with the transfer of two riders, the Transmission Cost Recovery Factor (TCRF) and Power Cost Recovery Factor into base rates and a $22.5 million traditional base rate increase.  In addition, SPS is allowed to defer up to $2.3 million of pension and benefit costs and $1.6 million of renewable energy credits that had been included in SPS’ base rate request.

Effective Jan. 1, 2012, the settlement provides for SPS to increase base rates by $13.1 million and allows SPS to seek an energy efficiency cost recovery factor rider for $2.9 million that if approved would result in an effective rate increase of $16 million.  SPS plans to make its filing for the rider by May 1, 2011 pursuant to a recent PUCT order.  In addition, SPS is allowed to track and defer up to $4.3 million of pension and benefit costs above the test year levels as well as $1.6 million of renewable energy credits, as described above.

SPS agreed not to file another rate case before Sept.15, 2012.  In addition, SPS cannot file a TCRF until 2013, and if SPS files a TCRF application before the effective date of rates in its next rate case, it must reduce the calculated TCRF revenue requirement by $12.2 million.

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

SPS New Mexico Electric Rate Case — In February 2011, SPS filed an electric rate case with the NMPRC seeking an annual base rate increase of approximately $19.9 million.  The rate filing is based on a 2011 test year adjusted for known and measurable changes for 2012, a requested return on equity (ROE) of 11.25 percent, an electric rate base of $390.3 million and an equity ratio of 51.11 percent.  Rates are expected to go into effect during the first quarter of 2012.

The New Mexico Attorney General (NMAG) has filed a motion to dismiss the rate case or to toll the suspension period of rates on the grounds that SPS’ information supporting its 2011 test year is incomplete.  SPS has filed a response explaining that SPS’ filing is complete and asking the NMPRC to deny the NMAG’s motion.  The NMPRC has not yet acted on the motion.

6.	Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 12 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

Commitments

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — Under certain purchased power agreements, SPS purchases power from independent power producing entities that own natural gas fueled power plants and are required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases.

SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in the purchased power agreements.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) costs, historical and estimated future fuel and electricity prices, and financing activities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  SPS had approximately 1,027 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2033.

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

The following table presents guarantees issued and outstanding for SPS:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Guarantees issued and outstanding (a)	$87.0	$87.0

(a)
SPS has provided indemnification to Lubbock for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing unknown liabilities.  The indemnification provisions are capped at the purchase price, $87 million, in the aggregate.  As of March 31, 2011 and Dec. 31, 2010, no claims have been made.  The indemnification provisions for most representations and warranties expire 12 months after the closing date.  Certain representations and warranties, including those having to do with transaction authorization survive indefinitely.  The indemnification for covenants survives until the applicable covenant is performed.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment.  SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including third party sites, for which SPS is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.1 million.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of SPS’ facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  SPS has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 12 of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  The EPA has promulgated permit requirements for GHGs for power plants.  These regulations became applicable in 2011.  In December 2010, the EPA announced a settlement with several states and environmental groups to begin preparing regulations of emissions from both new and existing steam electric generating units, such as coal-fired power plants, under the Clean Air Act.  The EPA plans to propose these regulations in July 2011 and finalize them in the first half of 2012.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Texas.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded CAIR.

In July 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact operations in Texas in the form of ozone season NOx emission allowances.  SPS is analyzing the proposed rule to determine whether emission reductions are needed from facilities.  The EPA is expected to issue the final CATR in summer 2011.  Until CATR becomes final, SPS will continue activities to support CAIR compliance.

Under CAIR’s cap and trade structure, SPS can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  The remaining scheduled capital investments for NOx controls in the SPS region are estimated at $16.4 million.  At March 31, 2011, the estimated annual NOx allowance cost for SPS was $0.3 million.  Beginning, in 2013, for phase 1, annual purchases of SO2 allowances are estimated to be up to $4.5 million each year.  If CATR is implemented as proposed then no SO2 allowances would be purchased since CATR replaces CAIR.  SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW. SPS is evaluating the proposed rule and plans to offer comments to the EPA.  The EPA intends to issue the final rule by November 2011.  SPS anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.  Costs associated with such requirements are uncertain at this time.  At this time, Texas has not adopted any state-only mercury requirements.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules.  These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where CAIR is effective.  The Texas Commission on Environmental Quality had determined that facilities may use CAIR as a substitute for BART for NOx and SO2.

Proposed Coal Ash Regulation — SPS’ operations generate hazardous wastes that are subject to the Federal Resource Recovery and Conservation Act and comparable state laws that impose detailed requirements for handling, storage, treatment and disposal of hazardous waste.  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  If the EPA ultimately issues a final rule under which coal ash is regulated as hazardous waste, SPS’ costs associated with the management and disposal of coal ash would significantly increase, and the beneficial reuse of coal ash would be negatively impacted.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Cunningham Compliance Order — In February 2010, SPS received a draft compliance order from the New Mexico Environment Department (NMED) for Cunningham Station. In the draft order, NMED alleges that Cunningham exceeded its permit limits for NOx and failed to report these exceedances as required by its permit.  In September 2010, the NMED issued a final compliance order that contained a penalty of $7.6 million.  SPS requested an administrative hearing to contest the order.  The administrative hearing scheduled for April 2011 has been postponed indefinitely to permit the parties to explore settlement opportunities.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy, the parent company of SPS, to force reductions in carbon dioxide (CO2) emissions: American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance. The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and is currently on appeal before the United States Supreme Court.  Oral arguments were presented to the Supreme Court on April 19, 2011 and a decision is expected in the summer of 2011.

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

John Deere Wind Complaint — Presently, three lawsuits have been filed by John Deere Wind Energy subsidiaries (JD Wind) arising out of a dispute concerning SPS’ payments for energy produced from JD Wind projects.  The first lawsuit was filed in June 2009 in Texas state district court against the PUCT.  In this lawsuit, JD Wind filed a petition seeking review of a May 2009 PUCT order denying JD Wind’s request for relief against SPS.  The PUCT has denied all allegations contained in this petition.  A hearing on the merits of this petition is scheduled for Aug. 16, 2011.  It is uncertain when this lawsuit will be concluded.

A second lawsuit was filed in December 2009 by JD Wind against the PUCT in U.S. district court.  This lawsuit was filed shortly after a declaratory order issued by FERC stated that the PUCT’s May 2009 order (approving SPS’ payments to JD Wind) is not consistent with the FERC’s regulations.  In this lawsuit, JD Wind seeks declaratory and injunctive relief against the PUCT.  The U.S. District Court issued an order preventing this lawsuit from proceeding pending the outcome of the state court proceeding against the PUCT.

In January 2010, a third lawsuit was filed by JD Wind against SPS in Texas state district court related to payments made by SPS for energy produced from the JD Wind projects.  This lawsuit seeks unspecified damages against SPS.  It is uncertain when this lawsuit will conclude.  No accrual has been recorded for this lawsuit nor is it expected that this proceeding will have a material adverse effect upon SPS’ results of operations, cash flows or financial position.

On Dec. 9, 2010, all the JD Wind entities were purchased by Exelon Generation Company, LLC and the names of each of the JD Wind entities has been changed to Exelon Wind.  The captions in the U.S. district court case and the Texas state district court case have been changed to reflect the change in the names and ownership.

7.    Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for SPS:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$300	$248
Amount outstanding at period end	75	49
Average amount outstanding	60	8
Maximum amount outstanding	110	65
Weighted average interest rate, computed on a daily basis	0.37%	0.37%
Weighted average interest rate at end of period	0.37	0.37

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.

During March of 2011, SPS executed a new 4-year credit agreement.  The total size of the credit facility is $300 million and expires in March 2015. SPS has the right to request an extension of the final maturity date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of SPS’ credit facility include:

●	The credit facility may be increased by up $50 million.
●
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent.  SPS was in compliance as its debt-to-total capitalization ratio was 49 percent and 50 percent at March 31, 2011 and Dec. 31, 2010, respectively.  If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

●
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if it, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

●	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
●	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At March 31, 2011, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$300.0	$75.0	$225.0

(a)  Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at March 31, 2011 and Dec. 31, 2010.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2011 and Dec. 31, 2010 there were no letters of credit outstanding.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the utility money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.

The following table presents the money pool borrowings for SPS:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	28	16
Maximum amount outstanding	71	77
Weighted average interest rate, computed on a daily basis	0.35%	0.37%
Weighted average interest rate at end of period	N/A	N/A

8.   Fair Value of Financial Assets and Liabilities

Fair Value Measurements

SPS had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2011 and Dec. 31, 2010.

Derivative Instruments

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

At March 31, 2011, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during each of the three months ended March 31, 2011 and March 31, 2010 were $0.1 million.

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

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At March 31, 2011 and Dec. 31, 2010, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

At March 31, 2011 and Dec. 31, 2010, derivative instruments presented on SPS’ balance sheets consists of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,675)	$(1,847)
After-tax net realized losses on derivative transactions reclassified into earnings	43	43
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(1,632)	$(1,804)

Fair Value of Long-Term Debt Recorded at Carrying Amount

The carrying amounts and fair values of SPS’ long-term debt are as follows:

	March 31, 2011		Dec. 31, 2010
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$897,847	$997,967	$897,767	$989,789

The fair value of SPS’ long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of March 31, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

As of March 31, 2011 and Dec. 31, 2010, the carrying amounts of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are representative of fair value because of the short-term nature of these instruments.

9.   Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Interest income	$144	$63
Other nonoperating income	2	1
Insurance policy expense	(84)	(70)
Other income (expense), net	$62	$(6)

10.	Segment Information

SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $381.2 million and $381.5 million for the three months ended March 31, 2011 and 2010, respectively.

Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Net income	$10,238	$7,699
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	43	43
Comprehensive income	$10,281	$7,742

12.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to SPS.

SPS calculates base pension expense in accordance with accounting guidance for retirement benefits.  In 2011, the Texas retail electric jurisdiction began to allow the deferral of allocated pension costs to the extent that those costs exceed test year pension expenses included in rates, within prescribed limits.  Differences between regulatory-based pension expense for the Texas retail electric jurisdiction and expense as calculated under applicable accounting guidance are deferred as a regulatory asset or liability.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$18,112	$17,618	$1,315	$1,038
Interest cost	39,915	40,652	10,551	10,529
Expected return on plan assets	(55,286)	(58,124)	(7,968)	(7,134)
Amortization of transition obligation	—	—	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	18,729	11,024	3,343	2,709
Net periodic benefit cost	27,103	16,334	9,619	9,520
Costs not recognized and additional cost recognized due to the effects of regulation	(7,885)	(7,326)	973	973
Net benefit cost recognized for financial reporting	$19,218	$9,008	$10,592	$10,493

SPS
Net periodic benefit cost	$2,604	$1,188	$836	$829
Costs not recognized due to the effects of regulation	(575)	—	—	—
Net benefit cost recognized for financial reporting	$2,029	$1,188	$836	$829

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $4.2 million related to SPS.  Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy plans to make a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in mid-2011.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Results of Operations

SPS’ net income was approximately $10.2 million for the first three months of 2011, compared with net income of approximately $7.7 million for the first three months of 2010.  Higher electric margin was partially offset by higher O&M expenses.

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

	Three Months Ended March 31
(Millions of Dollars)	2011	2010
Electric revenues	$381	$381
Electric fuel and purchased power	(249)	(256)
Electric margin	$132	$125

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Fuel and purchased power cost recovery	$(10)
Retail sales decrease (excluding weather impact)	(3)
Sales mix and demand revenues	(1)
Service and facility fees	(1)
Transmission revenue	6
Firm wholesale	5
Demand side management revenue and incentive (partially offset by expenses)	3
Retail rate increase (Texas)	2
Other, net	(1)
Total change in electric revenues	$—

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Firm wholesale	$5
Transmission revenue, net of expense	3
Demand side management revenue and incentive (partially offset by expenses)	3
Retail rate increase (Texas)	2
Retail sales decrease (excluding weather impact)	(3)
Sales mix and demand revenues	(1)
Service and facility fees	(1)
Other, net	(1)
Total increase in electric margin	$7

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first three months of 2011 increased $6.0 million, or 10.7 percent, compared to the first three months of 2010.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2011 vs. 2010
Higher plant generation costs	$3
Higher contract labor costs	2
Higher employee benefit costs	1
Total increase in other operating and maintenance expenses	$6

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) — AFUDC increased by approximately $2.3 million for the first three months of 2011 compared with 2010. This increase was primarily due to higher construction work in process.

Demand Side Management (DSM) Program Expenses — DSM expenses increased by approximately $1.5 million for the first quarter of 2011 compared with the same period in 2010. The higher expense is attributable to the continued expansion of programs and regulatory commitments.  DSM program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.

Income Taxes — Income tax expense decreased by $1.2 million for the first three months of 2011, compared with the first three months of 2010.  The decrease in income tax expense was primarily due to a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010, partially offset by an increase in pretax income in 2011.  The effective tax rate was 39.9 percent for the first three months of 2011, compared with 50.8 percent for the same period in 2010.  The higher effective tax rate for the first three months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first three months of 2010 would have been 38.9 percent.

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

In July 2010, SPS filed its application to remove disincentives and requested direct lost margin recovery.  A final approval order was received in December 2010 totaling $3.3 million for 2010 and 2011.

Subsequently, SPS filed a plan to implement the rule by recovering both an incentive and disincentive amount.  SPS and NMPRC staff and several environmental groups reached a settlement that would allow for a combined recovery of disincentives and incentives of $2.0 million per year for the years 2012, 2013 and 2014 unless rates from a future SPS rate case (other than the currently pending rate case) become effective prior to the end of the 2014 calendar year, in which event, the stipulated recovery will apply only to those periods prior to the effective date from that rate case.  A hearing in this case that focuses on the appropriate long-term mechanism was held in April 2011.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010.  In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

NERC Electric Reliability Standards Compliance

Compliance Audits
In November 2010 SPS filed a self-report with SPP regarding potential violations of certain NERC critical infrastructure protection standards (CIPS).  Additional self-reports of potential violations of CIPS standards were filed in January 2011.  Based on the issues identified with CIPS compliance, SPS submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs.  Whether and to what extent penalties may be assessed against SPS for the issues identified and self-reported to date is unclear.

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, U.S. Department of the Interior (DOI), commenced a non-public investigation of the transmission service arrangements across the Lamar Tie Line, a transmission facility that connects PSCo and SPS.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies, rules and approved tariffs, that could result in material penalties under the FERC penalty guidelines.  The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy provided a response that disagreed with the preliminary report and demonstrated compliance with applicable standards.  In December 2010, the DOI initiated settlement negotiation with Xcel Energy regarding possible resolution of the non-public investigation.  The final outcome of the FERC DOI investigation and to what extent FERC may seek to impose penalties for alleged violations is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2011, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against SPS. After consultation with legal counsel, SPS has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Notes 5 and 6 of the financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of SPS’ financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2010, which is incorporated herein by reference.

Item 6 — EXHIBITS

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
10.01*
Credit Agreement, dated as of March 17, 2011 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Capital, the investment banking division of Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.05 to Form 8-K of Xcel Energy, file number 001-03034, dated March 23, 2011).

10.02*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed April 5, 2011).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company
May 2, 2011
	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer