Form 10-Q
period 2011-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2011-08-01
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2011
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 6.	Exhibits	21

SIGNATURES		22

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado, a Colorado corporation (PSCo); and SPS. Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$433,289	$398,449	$814,498	$779,931

Operating expenses
Electric fuel and purchased power	275,403	243,509	524,653	499,703
Other operating and maintenance expenses	62,732	62,282	125,485	118,987
Demand side management program expenses	4,382	3,047	7,811	4,993
Depreciation and amortization	26,364	25,654	52,522	51,308
Taxes (other than income taxes)	10,975	9,906	21,095	20,061
Total operating expenses	379,856	344,398	731,566	695,052

Operating income	53,433	54,051	82,932	84,879

Other income, net	84	119	146	113
Allowance for funds used during construction – equity	1,358	1,011	3,284	1,444

Interest charges and financing costs
Interest charges – includes other financing costs of $765, $659, $1,425 and $1,309, respectively	16,068	15,736	31,866	31,882
Allowance for funds used during construction – debt	(1,018)	(714)	(2,367)	(1,260)
Total interest charges and financing costs	15,050	15,022	29,499	30,622

Income before income taxes	39,825	40,159	56,863	55,814
Income taxes	15,153	15,763	21,953	23,719
Net income	$24,672	$24,396	$34,910	$32,095

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net income	$34,910	$32,095
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,634	52,437
Demand side management program amortization	905	951
Deferred income taxes	19,709	17,929
Amortization of investment tax credits	(170)	(149)
Allowance for equity funds used during construction	(3,284)	(1,444)
Net realized and unrealized hedging and derivative transactions	133	133
Changes in operating assets and liabilities:
Accounts receivable	(22,037)	(16,464)
Accrued unbilled revenues	(26,881)	(15,831)
Inventories	3,174	3,106
Prepayments and other	(741)	(1,832)
Accounts payable	17,332	(3,697)
Net regulatory assets and liabilities	(6,100)	(26,814)
Other current liabilities	1,614	(3,897)
Change in other noncurrent assets	(835)	(1,579)
Change in other noncurrent liabilities	(8,994)	(1,811)
Net cash provided by operating activities	62,369	33,133

Investing activities
Utility capital/construction expenditures	(162,990)	(111,327)
Allowance for equity funds used during construction	3,284	1,444
Investments in utility money pool arrangement	-	(204,200)
Repayments from utility money pool arrangement	-	281,200
Other investments	221	-
Net cash used in investing activities	(159,485)	(32,883)

Financing activities
Proceeds from short-term borrowings, net	82,000	24,000
Borrowings under utility money pool arrangement	258,500	19,000
Repayments under utility money pool arrangement	(258,500)	-
Repayment of long-term debt	-	(25,000)
Capital contributions from parent	50,000	8,802
Dividends paid to parent	(32,218)	(34,136)
Net cash provided by (used in) financing activities	99,782	(7,334)

Net increase (decrease) in cash and cash equivalents	2,666	(7,084)
Cash and cash equivalents at beginning of period	1,778	7,363
Cash and cash equivalents at end of period	$4,444	$279

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(28,279)	$(41,180)
Cash paid for income taxes, net	(4,954)	(9,885)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$5,205	$9,587

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	June 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$4,444	$1,778
Accounts receivable, net	64,543	44,871
Accounts receivable from affiliates	3,975	1,610
Accrued unbilled revenues	137,065	110,184
Inventories	26,675	29,849
Regulatory assets	27,156	21,547
Derivative instruments	7,892	7,892
Deferred income taxes	15,978	19,051
Prepayments and other	5,746	5,006
Total current assets	293,474	241,788

Property, plant and equipment, net	2,498,706	2,401,266

Other assets
Regulatory assets	277,655	283,207
Derivative instruments	60,787	64,734
Other	10,965	10,668
Total other assets	349,407	358,609
Total assets	$3,141,587	$3,001,663

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$44,500	$44,500
Short-term debt	131,000	49,000
Accounts payable	162,033	134,322
Accounts payable to affiliates	9,813	24,525
Regulatory liabilities	52,245	53,197
Taxes accrued	19,505	19,867
Accrued interest	12,567	12,128
Dividends payable	16,040	16,358
Derivative instruments	3,601	3,601
Other	22,170	21,349
Total current liabilities	473,474	378,847

Deferred credits and other liabilities
Deferred income taxes	558,721	541,204
Deferred investment tax credits	1,881	2,051
Regulatory liabilities	119,845	134,952
Asset retirement obligations	21,834	21,131
Derivative instruments	43,191	44,991
Pension and employee benefit obligations	48,260	52,280
Other	5,747	10,827
Total deferred credits and other liabilities	799,479	807,436

Commitments and contingent liabilities
Capitalization
Long-term debt	853,427	853,267
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	-	-
Additional paid in capital	743,531	693,531
Retained earnings	273,265	270,257
Accumulated other comprehensive loss	(1,589)	(1,675)
Total common stockholder's equity	1,015,207	962,113
Total liabilities and equity	$3,141,587	$3,001,663

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2011, and Dec. 31, 2010; the results of its operations for the three and six months ended June 30, 2011 and 2010; and its cash flows for the six months ended June 30, 2011 and 2010. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2011 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides additional guidance for fair value measurements. These updates to the FASB Accounting Standards Codification (Codification) include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011. SPS does not expect the implementation of this guidance to have a material impact on its financial statements.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in other comprehensive income or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011. SPS does not expect the implementation of this guidance to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$69,182	$49,966
Less allowance for bad debts	(4,639)	(5,095)
	$64,543	$44,871
Inventories
Materials and supplies	$18,415	$15,093
Fuel	8,260	14,756
	$26,675	$29,849
Property, plant and equipment, net
Electric plant	$4,028,073	$3,826,202
Construction work in progress	143,371	221,025
Total property, plant and equipment	4,171,444	4,047,227
Less accumulated depreciation	(1,672,738)	(1,645,961)
	$2,498,706	$2,401,266

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011. The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010. As of June 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2011, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006. As of June 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	4.1	4.1
Unrecognized tax benefit balance	$4.3	$4.3

SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $3 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with net operating loss and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2011 and Dec. 31, 2010 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2011 or Dec. 31, 2010.

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

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

SPS New Mexico Electric Rate Case — In February 2011, SPS filed a request in New Mexico with the NMPRC seeking to increase New Mexico electric rates approximately $19.9 million. The rate filing is based on a 2011 test year adjusted for known and measurable changes for 2012, a requested return on equity (ROE) of 11.25 percent, an electric rate base of $390.3 million and an equity ratio of 51.11 percent. Rates are expected to go into effect during the first quarter of 2012.

The New Mexico Attorney General (NMAG) has filed a motion to dismiss the rate case or to toll the suspension period of rates, and the NMPRC Staff has also filed a motion to reject the filing and for SPS to file additional information on the grounds that SPS’ information supporting its 2011 test year is incomplete. SPS has filed a response asserting that SPS’ filing is complete and requesting the NMPRC to deny the NMAG's motion. The NMPRC has not yet acted on the motion. The date for SPS to respond to the Staff's motion has not yet been established.

6.	Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 11 and 12 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

Commitments

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — Under certain purchased power agreements, SPS purchases power from independent power producing entities that own natural gas fueled power plants for which SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) costs, historical and estimated future fuel and electricity prices, and financing activities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. SPS had approximately 1,027 megawatts (MW) of capacity under long-term purchased power agreements as of June 30, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2033.

Guarantees — In connection with its Lubbock sale agreement in 2010, SPS provides for indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party. These indemnification obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or impossible to quantify at the time of the consummation of a particular transaction.

The following table presents guarantees issued and outstanding for SPS:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Guarantees issued and outstanding (a)	$87.0	$87.0

(a)
SPS has provided indemnification to Lubbock for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing unknown liabilities. The indemnification provisions are capped at the purchase price, $87 million, in the aggregate. As of June 30, 2011 and Dec. 31, 2010, no claims have been made. The indemnification provisions for most representations and warranties expire 12 months after the closing date. Certain representations and warranties, including those having to do with transaction authorization survive indefinitely. The indemnification for covenants survives until the applicable covenant is performed.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment. SPS must pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination. Environmental contingencies could arise from various situations, including third party sites, for which SPS is alleged to be a PRP that sent hazardous materials and wastes. At June 30, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.1 million.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA). In June 2011, the EPA announced that they have delayed the proposal date to September 2011, but still plan on issuing final rules in May 2012.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR. The rule, previously called the Transport Rule, addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States (U.S.). The CSAPR sets more stringent requirements than the proposed Transport Rule and, in contrast to that proposal, specifically requires plants in Texas to reduce their SO2 and annual NOx emissions. The rule creates an emissions trading program, although interstate trading under the rule will be significantly restricted. SPS may comply by either reducing emissions, purchasing allowances, or a combination of the two. The CSAPR is a final rule and requires compliance beginning in 2012.

SPS is still evaluating compliance options. At this time, SPS believes that the CSAPR will likely require the installation of additional emission controls on some of SPS’ coal-fired electric generating units. Because the CSAPR requires compliance in 2012, SPS may be required to take additional short-term action (including redispatching its system to reduce coal plant operating hours) in order to decrease emissions from its facilities prior to the installation of emission controls. SPS is still evaluating a short-term compliance strategy. SPS believes the cost of any required capital investment, allowance purchases or redispatch costs will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court. CSAPR replaces the CAIR, and will be applicable to SPS’ plants beginning in 2012.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. The remaining scheduled capital investments for NOx controls in the SPS region are estimated at $16.4 million. These capital investments should assist SPS in complying with the CSAPR once it becomes effective in 2012. At June 30, 2011, the estimated annual CAIR NOx allowance cost for SPS was $0.3 million. The CSAPR will establish a new emissions market for SO2 and NOx, and SPS does not yet have enough information to estimate the cost of future CSAPR allowance purchases. SPS believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

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

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze. Some of SPS’ generating facilities will be subject to BART requirements. Some of these facilities are located in regions where CAIR is effective. The Texas Commission on Environmental Quality had determined that facilities may use CAIR as a substitute for BART for NOx and SO2.

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

Cunningham Compliance Order — In February 2010, SPS received a draft compliance order from the New Mexico Environment Department (NMED) for Cunningham Station. In the draft order, NMED alleges that Cunningham exceeded its permit limits for NOx and failed to report these exceedances as required by its permit. Prior to the formal administrative hearings, SPS negotiated a penalty of $0.8 million. The final agreement is currently being completed by both parties.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of SPS, to force reductions in carbon dioxide (CO2) emissions: American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds. In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court. On June 20, 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies. Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Xcel Energy Inc. and SPS believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008. In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. It is unknown when the Ninth Circuit will render a final opinion. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina. Plaintiffs alleged relocation is estimated to cost between $95 million to $400 million. No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than one year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi. The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property. Plaintiffs base their claims on public and private nuisance, trespass and negligence. Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota. The amount of damages claimed by plaintiffs is unknown. It is believed that this lawsuit is without merit. No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

John Deere Wind Complaint — Three lawsuits have been filed by John Deere Wind Energy subsidiaries (JD Wind) arising out of a dispute concerning SPS’ payments for energy produced from JD Wind projects. The first lawsuit was filed in June 2009 in Texas State District Court against the Public Utility Commission of Texas (PUCT). In this lawsuit, JD Wind filed a petition seeking review of a May 2009 PUCT order denying JD Wind’s request for relief against SPS. The PUCT has denied all allegations contained in this petition. On April 21, 2011, JD Wind filed a non-suit of this case dropping the state appeal of the PUCT order so it could pursue its U.S. District Court action.

A second lawsuit was filed in December 2009 by JD Wind against the PUCT in U.S. District Court. This lawsuit was filed shortly after a declaratory order issued by the Federal Energy Regulatory Commission (FERC) stated that the PUCT’s May 2009 order (approving SPS’ payments to JD Wind) is not consistent with the FERC’s regulations. In this lawsuit, JD Wind seeks declaratory and injunctive relief against the PUCT. The U.S. District Court issued an order preventing this lawsuit from proceeding pending the outcome of the state court proceeding against the PUCT. As a result of the non-suit of the state court proceeding, this case will now move forward.

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

7.	Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. The following table presents commercial paper outstanding for SPS:

(Millions of Dollars)	Three Months Ended June 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$300	$248
Amount outstanding at period end	131	49
Average amount outstanding	92	8
Maximum amount outstanding	138	65
Weighted average interest rate, computed on a daily basis	0.37%	0.37%
Weighted average interest rate at end of period	0.36	0.37

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.

During March 2011, SPS executed a new 4-year credit agreement. The total size of the credit facility is $300 million and terminates in March 2015. SPS has the right to request an extension of the revolving termination date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings. Other features of SPS’ credit facility include:

•	The credit facility may be increased by up to $50 million.
•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent. SPS was in compliance as its debt-to-total capitalization ratio was 50 percent at June 30, 2011 and Dec. 31, 2010. If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if Xcel Energy Inc. or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At June 30, 2011, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$300.0	$131.0	$169.0

(a)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at June 30, 2011 and Dec. 31, 2010.

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2011 and Dec. 31, 2010 there were no letters of credit outstanding.

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the utility money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.

The following table presents the money pool borrowings for SPS:

(Millions of Dollars)	Three Months Ended June 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100	$100
Amount outstanding at period end	-	-
Average amount outstanding	19	16
Maximum amount outstanding	71	77
Weighted average interest rate, computed on a daily basis	0.34%	0.37%
Weighted average interest rate at end of period	N/A	N/A

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

SPS had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2011 and Dec. 31, 2010.

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

At June 30, 2011, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during each of the three months ended June 30, 2011 and June 30, 2010 were $0.1 million. Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during each of the six months ended June 30, 2011 and June 30, 2010 were $0.1 million.

Short-Term Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related products. SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations. This could include the purchase or sale of energy or energy-related products. At June 30, 2011 and Dec. 31, 2010, SPS held no commodity derivatives. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

At June 30, 2011 and Dec. 31, 2010, derivative instruments presented on SPS’ balance sheets consists of amounts related to long-term purchased power agreements. In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(1,632)	$(1,804)
After-tax net realized losses on derivative transactions reclassified into earnings	43	42
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,589)	$(1,762)

	Six Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,675)	$(1,847)
After-tax net realized losses on derivative transactions reclassified into earnings	86	85
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,589)	$(1,762)

Fair Value of Long-Term Debt

The historical cost and fair value of SPS’ long-term debt are as follows:

	June 30, 2011		Dec. 31, 2010
(Thousands of Dollars)	Historical Cost	Fair Value	Historical Cost	Fair Value
Long-term debt, including current portion	$897,927	$1,012,646	$897,767	$989,789

The fair value of SPS’ long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality. The fair value estimates presented are based on information available to management as of June 30, 2011 and Dec. 31, 2010. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly.

As of June 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest income	$90	$34	$234	$97
Other nonoperating income	1	10	3	11
Insurance policy (expense) income	(7)	75	(91)	5
Other income, net	$84	$119	146	$113

10.	Segment Information

SPS has only one reportable segment. SPS is a wholly owned subsidiary of Xcel Energy Inc. and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico. Revenues from external customers were $433.3 million and $398.4 million for the three months ended June 30, 2011 and 2010, respectively and $814.5 million and $779.9 million for the six months ended June 30, 2011 and 2010, respectively.

Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$24,672	$24,396	$34,910	$32,095
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	43	42	86	85
Comprehensive income	$24,715	$24,438	$34,996	$32,180

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy information unless specifically identified as being attributable to SPS.

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

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2011	2010	2011	2010
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy
Service cost	$20,548	$18,956	$1,097	$965
Interest cost	40,791	41,853	10,492	10,861
Expected return on plan assets	(55,514)	(58,035)	(8,013)	(7,131)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	20,527	13,134	3,304	3,113
Net periodic benefit cost	31,985	21,072	9,258	10,186
Costs not recognized and additional cost recognized due to the effects of regulation	(10,715)	(6,314)	973	973
Net benefit cost recognized for financial reporting	$21,270	$14,758	$10,231	$11,159

SPS
Net periodic benefit cost	$3,377	$1,709	$805	$972
Costs not recognized due to the effects of regulation	(575)	-	-	-
Net benefit cost recognized for financial reporting	$2,802	$1,709	$805	$972

	Six Months Ended June 30,
	2011	2010	2011	2010
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy
Service cost	$38,660	$36,574	$2,412	$2,003
Interest cost	80,706	82,505	21,043	21,390
Expected return on plan assets	(110,800)	(116,159)	(15,981)	(14,265)
Amortization of transition obligation	-	-	7,222	7,222
Amortization of prior service cost (credit)	11,266	10,328	(2,466)	(2,466)
Amortization of net loss	39,256	24,158	6,647	5,822
Net periodic benefit cost	59,088	37,406	18,877	19,706
Costs not recognized and additional cost recognized due to the effects of regulation	(18,600)	(13,640)	1,946	1,946
Net benefit cost recognized for financial reporting	$40,488	$23,766	$20,823	$21,652

SPS
Net periodic benefit cost	$5,981	$2,897	$1,641	$1,801
Costs not recognized due to the effects of regulation	(1,150)	-	-	-
Net benefit cost recognized for financial reporting	$4,831	$2,897	$1,641	$1,801

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $4.2 million related to SPS. Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Results of Operations

SPS’ net income was approximately $34.9 million for the six months ended June 30, 2011, compared with net income of approximately $32.1 million for the same period in 2010. Higher electric revenue, primarily due to Texas retail rate increases in February 2011 as well as warmer weather in May and June 2011 were offset by higher O&M expenses, property taxes, depreciation expenses, and the reversal of fuel cost allocation reserves in 2010.

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

	Six Months Ended June 30,
(Millions of Dollars)	2011	2010
Electric revenues	$814	$780
Electric fuel and purchased power	(525)	(500)
Electric margin	$289	$280

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Transmission revenue	$14
Firm wholesale	12
Fuel and purchased power cost recovery	12
Retail rate increase (Texas)	6
Trading	5
Demand side management (DSM) revenue, (offset by expenses)	2
DSM incentive	2
SPS fuel cost allocation regulatory accruals (a)	(11)
Retail sales decrease (excluding weather impact)	(5)
Other, net	(3)
Total increase in electric revenues	$34

(a)	During the second quarter of 2010, SPS resolved certain fuel cost allocation issues allowing for the release of previously established reserves of approximately $11 million.

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Firm wholesale	$11
Transmission revenue, net of costs	7
Retail rate increase (Texas)	6
DSM revenue, (offset by expenses)	2
DSM incentive	2
SPS fuel cost allocation regulatory accruals (a)	(11)
Retail sales decrease (excluding weather impact)	(5)
Other, net	(3)
Total increase in electric margin	$9

(a)	During the second quarter of 2010, SPS resolved certain fuel cost allocation issues allowing for the release of previously established reserves of approximately $11 million.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses for the six months ended June 30, 2011 increased $6.5 million, or 5.5 percent, compared to the same period in 2010. The following summarizes the components of the changes for O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher plant generation costs	$3
Higher labor and contract labor costs	3
Higher employee benefit costs	1
Total increase in other operating and maintenance expenses	$7

DSM Program Expenses — DSM program expenses increased by approximately $2.8 million for the six months ended June 30, 2011 compared with the same period in 2010. The higher expense is primarily attributable to an increase in the rider rates used to recover the program expenses. DSM program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates. Overall the programs are designed to encourage the operating companies and their retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the electric system. This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $1.0 million, or 5.2 percent for the six months ended June 30, 2011, compared with the same period in 2010. The increase is primarily due to an increase in property taxes in Texas.

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) — AFUDC increased by approximately $2.9 million for the six months ended June 30, 2011 compared with the same period in 2010. This increase was primarily due to the new Jones Unit 3, which went in service in late June 2011.

Income Taxes — Income tax expense decreased by $1.8 million for the six months ended June 30, 2011, compared with the same period in 2010. The higher income tax expense in 2010 was primarily due to a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010. The effective tax rate was 38.6 percent for the six months ended June 30, 2011, compared with 42.5 percent for the same period in 2010. The higher effective tax rate for the six months ended June 30, 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies in 2010. Without this write-off, the effective tax rate for the six months ended June 30, 2010 would have been 39.2 percent.

Factors Affecting Results of Operations

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

Subsequently, SPS filed a plan to implement the rule by recovering both an incentive and disincentive amount. SPS and NMPRC Staff and several environmental groups reached a settlement that would allow for a combined recovery of disincentives and incentives of $2.0 million per year for the years 2012, 2013 and 2014 unless rates from a future SPS rate case (other than the currently pending rate case) become effective prior to the end of the 2014 calendar year, in which event, the stipulated recovery would apply only to those periods prior to the effective date from that rate case. The NMAG and the New Mexico Industrial Energy Consumers oppose the settlement. A hearing in this case that focuses on the appropriate long-term mechanism was held in April 2011. The next step is for the hearing examiner to issue a recommended decision.

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

NERC Electric Reliability Standards Compliance

Compliance Audits
In November 2010, SPS filed a self-report with Southwest Power Pool, Inc. regarding potential violations of certain NERC critical infrastructure protection standards (CIPS). Additional self-reports of potential violations of CIPS standards were filed in January 2011. Based on the issues identified with CIPS compliance, SPS submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs. Whether and to what extent penalties may be assessed against SPS for the issues identified and self-reported to date is unclear.

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, the U.S. Department of the Interior (DOI), commenced a non-public investigation of the transmission service arrangements across the Lamar Tie Line, a transmission facility that connects PSCo and SPS. In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies, rules and approved tariffs, that could result in material penalties under the FERC penalty guidelines. The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions set forth in the report. Xcel Energy disagreed with the preliminary report and demonstrated compliance with applicable standards. In December 2010, the DOI initiated settlement discussions with Xcel Energy regarding possible resolution of the non-public investigation and settlement discussions are continuing. The final outcome of the DOI investigation and to what extent the FERC may seek to impose penalties for alleged violations is unknown at this time. The potential violations are not expected to have a material impact on SPS’ financial condition, results of operations or cash flows.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2011, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the financial statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of SPS’ financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress. Internationally, other nations have already agreed to regulate emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” by 2012. In addition, in 2009, the U.S. submitted a non-binding GHG emission reduction target of 17 percent compared to 2005 levels pursuant to the Copenhagen Accord. Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA. In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants in September 2011, with final standards to be issued in May 2012.

We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6 to the financial statements. An adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

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

Item 6 — EXHIBITS

*	Indicates incorporation by reference
t
Furnished, herewith, not filed. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
101 t
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income, (ii) the Statements of Cash Flow, (iii) the Balance Sheets, (iv) Notes to Condensed Financial Statements, and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Aug. 1, 2011
	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer