Form 10-Q
period 2011-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2011-10-31
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2011
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l	—	Financial Statements (Unaudited)	3
Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4	—	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1	—	Legal Proceedings	21
Item 1A	—	Risk Factors	21
Item 6	—	Exhibits	22

SIGNATURES			23

Certifications Pursuant to Section 302			1
Certifications Pursuant to Section 906			1
Statement Pursuant to Private Litigation			1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Operating revenues	$522,921	$467,424	$1,337,419	$1,247,355

Operating expenses
Electric fuel and purchased power	325,930	288,386	850,583	788,089
Other operating and maintenance expenses	61,651	61,807	187,136	180,794
Demand side management program expenses	4,658	3,393	12,469	8,386
Depreciation and amortization	27,067	26,083	79,589	77,391
Taxes (other than income taxes)	10,730	10,818	31,825	30,879
Total operating expenses	430,036	390,487	1,161,602	1,085,539

Operating income	92,885	76,937	175,817	161,816

Other income (expense), net	286	(82)	432	31
Allowance for funds used during construction – equity	894	1,085	4,178	2,529

Interest charges and financing costs
Interest charges – includes other financing costs of $763, $666, $2,188 and $1,975, respectively	16,456	16,217	48,322	48,099
Allowance for funds used during construction – debt	(655)	(792)	(3,022)	(2,052)
Total interest charges and financing costs	15,801	15,425	45,300	46,047

Income before income taxes	78,264	62,515	135,127	118,329
Income taxes	29,683	23,326	51,636	47,045
Net income	$48,581	$39,189	$83,491	$71,284

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2011	2010

Operating activities
Net income	$83,491	$71,284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81,253	79,094
Demand side management program amortization	1,358	1,573
Deferred income taxes	56,476	26,520
Amortization of investment tax credits	(255)	(223)
Allowance for equity funds used during construction	(4,178)	(2,529)
Net realized and unrealized hedging and derivative transactions	201	201
Changes in operating assets and liabilities:
Accounts receivable	(37,089)	(25,352)
Accrued unbilled revenues	(3,013)	(12,666)
Inventories	(4,732)	(5,734)
Prepayments and other	(1,655)	11,468
Accounts payable	(6,129)	(19,399)
Net regulatory assets and liabilities	7,327	(19,274)
Other current liabilities	17,530	16,240
Change in other noncurrent assets	1,101	(2,838)
Change in other noncurrent liabilities	(11,223)	(2,111)
Net cash provided by operating activities	180,463	116,254

Investing activities
Utility capital/construction expenditures	(224,864)	(196,035)
Allowance for equity funds used during construction	4,178	2,529
Investments in utility money pool arrangement	-	(204,200)
Repayments from utility money pool arrangement	-	281,200
Other investments	221	-
Net cash used in investing activities	(220,465)	(116,506)

Financing activities
Repayment of short-term borrowings, net	(49,000)	-
Proceeds from issuance of long-term debt	193,149	-
Repayment of long-term debt	(101,800)	(25,000)
Borrowings under utility money pool arrangement	283,500	61,000
Repayments under utility money pool arrangement	(283,500)	-
Capital contributions from parent	90,000	8,802
Dividends paid to parent	(64,401)	(50,810)
Net cash provided by (used in) financing activities	67,948	(6,008)

Net increase (decrease) in cash and cash equivalents	27,946	(6,260)
Cash and cash equivalents at beginning of period	1,778	7,363
Cash and cash equivalents at end of period	$29,724	$1,103

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(30,927)	$(43,963)
Cash paid for income taxes, net	(192)	(8,310)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$7,012	$4,075

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$29,724	$1,778
Accounts receivable, net	79,398	44,871
Accounts receivable from affiliates	4,172	1,610
Accrued unbilled revenues	113,197	110,184
Inventories	34,581	29,849
Regulatory assets	29,138	21,547
Derivative instruments	7,892	7,892
Deferred income taxes	18,988	19,051
Prepayments and other	6,661	5,006
Total current assets	323,751	241,788

Property, plant and equipment, net	2,532,454	2,401,266

Other assets
Regulatory assets	273,338	283,207
Derivative instruments	58,814	64,734
Other	12,431	10,668
Total other assets	344,583	358,609
Total assets	$3,200,788	$3,001,663

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$-	$44,500
Short-term debt	-	49,000
Accounts payable	133,173	134,322
Accounts payable to affiliates	10,780	24,525
Regulatory liabilities	62,252	53,197
Taxes accrued	22,940	19,867
Accrued interest	25,155	12,128
Dividends payable	-	16,358
Derivative instruments	3,601	3,601
Other	27,786	21,349
Total current liabilities	285,687	378,847

Deferred credits and other liabilities
Deferred income taxes	598,220	541,204
Deferred investment tax credits	1,796	2,051
Regulatory liabilities	116,818	134,952
Asset retirement obligations	22,195	21,131
Derivative instruments	42,291	44,991
Pension and employee benefit obligations	47,606	52,280
Other	5,279	10,827
Total deferred credits and other liabilities	834,205	807,436

Commitments and contingent liabilities
Capitalization
Long-term debt	993,208	853,267
Common stock – authorized 200 shares of $1.00 par value; outstanding 100 shares	-	-
Additional paid in capital	783,531	693,531
Retained earnings	305,704	270,257
Accumulated other comprehensive loss	(1,547)	(1,675)
Total common stockholder's equity	1,087,688	962,113
Total liabilities and equity	$3,200,788	$3,001,663

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2011, and Dec. 31, 2010; the results of its operations for the three and nine months ended Sept. 30, 2011 and 2010; and its cash flows for the nine months ended Sept. 30, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2011 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income.  These updates do not affect the items reported in other comprehensive income or the guidance for reclassifying such items to net income.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  SPS does not expect the implementation of this presentation guidance to have a material impact on its financial statements.

Multiemployer Plans — In September 2011, the FASB issued Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU No. 2011-09), which updates the Codification to require certain disclosures about an entity’s involvement with multiemployer pension and other postretirement benefit plans.  These updates do not affect recognition and measurement guidance for an employer’s participation in multiemployer plans, but rather require additional disclosure such as the nature of multiemployer plans and the employer’s participation, contributions to the plans and details regarding significant plans.  These updates to the Codification are effective for annual periods ending after Dec. 15, 2011.  SPS does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$84,562	$49,966
Less allowance for bad debts	(5,164)	(5,095)
	$79,398	$44,871
Inventories
Materials and supplies	$16,499	$15,093
Fuel	18,082	14,756
	$34,581	$29,849
Property, plant and equipment, net
Electric plant	$4,092,782	$3,826,202
Construction work in progress	135,758	221,025
Total property, plant and equipment	4,228,540	4,047,227
Less accumulated depreciation	(1,696,086)	(1,645,961)
	$2,532,454	$2,401,266

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of Sept. 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2011, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations was 2007.  As of Sept. 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	3.7	4.1
Unrecognized tax benefit balance	$3.9	$4.3

The decrease in the unrecognized tax benefit balance for the nine months ended Sept. 30, 2011 of $0.4 million was due primarily to adjustments for prior year’s activity.  SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $3 million

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with net operating loss and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2011 and Dec. 31, 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2011 or Dec. 31, 2010.

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

Pending and Recently Concluded Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

SPS New Mexico Electric Rate Case — In February 2011, SPS filed a request in New Mexico with the NMPRC seeking to increase New Mexico electric rates approximately $19.9 million.  The rate filing was based on a 2011 test year adjusted for known and measurable changes for 2012, a requested return on equity of 11.25 percent, an electric rate base of $390.3 million and an equity ratio of 51.11 percent.

In September 2011, the parties filed an unopposed black box settlement to resolve all issues in the case.  If the settlement is approved by the NMPRC, base rates will increase by $13.5 million.  SPS has agreed not to file another base rate case until Dec. 3, 2012 with new final rates from the result of such case not going into effect until Jan. 1, 2014 (Settlement Period), provided however, that SPS can request to implement interim rates if the NMPRC standard for interim rates is met.  During the Settlement Period, rates are to remain fixed aside from the continued operation of the fuel adjustment clause and certain exceptions for energy efficiency, a rider for an approved renewable portfolio standard regulatory asset, and actual costs incurred for environmental regulations with an effective date after Dec. 31, 2010.

In October 2011, the NMPRC held hearings on the settlement.  A decision by the NMPRC is expected by year-end and final rates are expected to be implemented effective Jan. 1, 2012.

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

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) expenses, historical and estimated future fuel and electricity prices, and financing activities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  SPS had approximately 1,027 megawatts (MW) of capacity under long-term purchased power agreements as of Sept. 30, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2033.

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

The following table presents guarantees issued and outstanding for SPS:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Guarantees issued and outstanding (a)	$87.0	$87.0

(a)
SPS has provided indemnification to Lubbock for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing unknown liabilities.  The indemnification provisions are capped at the purchase price, $87 million, in the aggregate.  As of Sept. 30, 2011 and Dec. 31, 2010, no claims have been made.  The indemnification provisions for most representations and warranties expire 12 months after the closing date.  Certain representations and warranties, including those having to do with transaction authorization survive indefinitely.  The indemnification for covenants survives until the applicable covenant is performed.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Regulation — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.

GHG New Source Performance Standard Proposal — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA).  The EPA had planned to release its proposal in September 2011, but has delayed it without establishing a new proposal date.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR.  The rule, previously called the Clean Air Transport Rule (CATR), addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the U.S., including Texas.  The CSAPR sets more stringent requirements than the proposed CATR and, in contrast to that proposal, specifically requires plants in Texas to reduce their SO2 and annual NOx emissions.  The rule creates an emissions trading program.  SPS may comply by reducing emissions and/or purchasing allowances.  The CSAPR is a final rule and requires compliance beginning in 2012.

At this time, SPS believes that the CSAPR will ultimately require the installation of additional emission controls on some of SPS’ coal-fired electric generating units.  SPS is still evaluating compliance options, however SPS believes the cost of any required capital investment will be recoverable from customers.  Because the CSAPR requires compliance in 2012, SPS will be required to take additional short-term action, including redispatching its system to reduce coal plant operating hours, in order to decrease emissions from its facilities prior to the installation of emission controls.  Texas was not included in the annual SO2 and NOx reductions requirements of the proposed rule.  Without additional notice, the EPA determined in the final CSAPR that Texas would be required to reduce SO2 emissions, comply with the annual NOx emission limits, and be in compliance beginning in 2012.  Since the final CSAPR was published on Aug. 8, 2011, SPS has analyzed compliance scenarios and concluded that, unless a new CSAPR allowance market develops quickly, SPS would have to redispatch its system to run its natural gas plants as base load units.  Additionally, SPS would have to substantially reduce coal plant operations in order to comply with the CSAPR using the emission allowances allocated to SPS by the EPA, which requires, for example, a 46 percent reduction in SO2 emissions in 2012.  SPS has estimated that such a substantial change in operations could cost up to $250 million in 2012, mostly due to increased fuel costs, as well as increase risk to reliability on its system.  SPS also expects that in order to comply with the CSAPR, its entire system will have to reduce NOx emissions by 33 percent in 2012.   SPS expects it will be able to recover these costs through regulatory mechanisms and it does not expect a material impact on its results of operations.

On Oct. 6, 2011, the EPA proposed two relevant changes to revise the CSAPR.  SPS’ initial analysis indicates that this proposed rule, if finalized, would not appreciably change the CSAPR’s adverse impact on SPS and its customers, because SPS is constrained by both NOx and SO2 emission reduction obligations under the rule.  SPS remains concerned that the allowance market will not develop to the extent necessary to defray the cost and reliability risks associated with the CSAPR.  SPS has preliminarily concluded that the proposal may reduce the cost of compliance by a modest amount if finalized, but it would not significantly alleviate the risks associated with the 2012 compliance date.

SPS filed two petitions with the EPA for reconsideration and stay of the CSAPR as it applies to the requirement for annual emission reductions in Texas.  In addition, SPS filed a petition for review of the CSAPR with the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) that challenges the inclusion of Texas in the CSAPR’s annual reduction programs and the 2012 compliance date.  Along with the petition for review, SPS also filed a motion for stay of the CSAPR with the D.C. Circuit.  SPS expects that the court will rule on the motion for stay by the end of 2011.  Success in these legal actions could reduce SPS’ costs to comply with the CSAPR substantially.  SPS expects it will be able to recover legal costs through regulatory mechanisms and it does not expect a material impact on its results of operations.

SPS continues to evaluate its compliance strategy.  SPS believes the cost of any required capital investment, allowance purchases or costs associated with redispatch will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  In 2008, the D.C. Circuit vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court.  In 2011, the EPA finalized the CSAPR to replace CAIR beginning in 2012.  The CAIR applies to Texas.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  The remaining scheduled capital investments for NOx controls in the SPS region are estimated at $16.4 million.  At Sept. 30, 2011, the estimated annual CAIR NOx allowance cost for SPS was $0.1 million.  At the end of 2011, the CAIR will end and compliance efforts will transition to the CSAPR beginning in 2012.  No allowance trading is allowed between the CAIR and CSAPR programs.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW.  The EPA has indicated that it intends to issue the final rule in December 2011.  SPS anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.  SPS believes these costs would be recoverable through regulatory mechanisms, and it does not expect a material impact on its results of operations.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the U.S.  Some of SPS’ generating facilities will be subject to BART requirements.  Some of these facilities are located in regions where the CAIR is effective.  Individual states are required to identify the facilities located in their states that will have to reduce SO2, NOx and particulate matter emissions under BART and then set emissions limits for those facilities.  The Texas Commission on Environmental Quality has determined that facilities may use the CAIR as a substitute for BART for NOx and SO2.

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

Cunningham Compliance Order — In February 2010, SPS received a draft compliance order from the New Mexico Environment Department (NMED) for Cunningham Station.  In the draft order, the NMED alleges that Cunningham exceeded its permit limits for NOx and failed to report these exceedances as required by its permit.   Prior to the formal administrative hearings, SPS negotiated a penalty of $0.8 million.  The final agreement is currently being completed by both parties.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material effect on SPS’ financial position and results of operations.

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of SPS, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court.  In June 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims.  In September 2011, plaintiffs submitted a letter to the Second Circuit seeking to voluntarily dismiss the complaint.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. and SPS believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  Oral arguments are set for Nov. 28, 2011.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  It is believed that this lawsuit is without merit.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Three lawsuits have been filed by John Deere Wind Energy subsidiaries (JD Wind) arising out of a dispute concerning SPS’ payments for energy produced from JD Wind projects.  The first lawsuit was filed in June 2009 in Texas State District Court against the Public Utility Commission of Texas (PUCT).  In this lawsuit, JD Wind filed a petition seeking review of a May 2009 PUCT order denying JD Wind’s request for relief against SPS.  The PUCT has denied all allegations contained in this petition.  On April 21, 2011, JD Wind filed a non-suit of this case dropping the state appeal of the PUCT order so it could pursue its U.S. District Court action.

A second lawsuit was filed in December 2009 by JD Wind against the PUCT in U.S. District Court for the Western District of Texas.  This lawsuit was filed shortly after a declaratory order issued by the Federal Energy Regulatory Commission (FERC) stated that the PUCT’s May 2009 order (approving SPS’ payments to JD Wind) is not consistent with the FERC’s regulations.  In this lawsuit, JD Wind seeks declaratory and injunctive relief against the PUCT.  The U.S. District Court issued an order preventing this lawsuit from proceeding pending the outcome of the state court proceeding against the PUCT.  As a result of the non-suit of the state court proceeding, this case will now move forward with a trial date set for October 2012.

In January 2010, a third lawsuit was filed by JD Wind against SPS in Texas State District Court related to payments made by SPS for energy produced from the JD Wind projects.  This lawsuit seeks unspecified damages against SPS.  It is uncertain when this lawsuit will conclude.  No accrual has been recorded for this lawsuit nor is it expected that this proceeding will have a material effect upon SPS’ results of operations, cash flows or financial position.

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

7.	Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for SPS:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$300	$248
Amount outstanding at period end	-	49
Average amount outstanding	64	8
Maximum amount outstanding	161	65
Weighted average interest rate, computed on a daily basis	0.36%	0.37%
Weighted average interest rate at period end	N/A	0.37

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.

During March 2011, SPS executed a new four-year credit agreement.  The total size of the credit facility is $300 million and terminates in March 2015. SPS has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of SPS’ credit facility include:

•	The credit facility may be increased by up to $50 million.
•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent.  SPS was in compliance as its debt-to-total capitalization ratio was 48 percent at Sept. 30, 2011.  If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15 percent of SPS’ total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•
The interest rates under the line of credit are based on the Eurodollar rate or an alternate base rate, plus a borrowing margin of 0 to 200 basis points per year based on the applicable credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At Sept. 30, 2011, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn	Available
$300.0	$-	$300.0

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at Sept. 30, 2011 and Dec. 31, 2010.

Letters of Credit — SPS uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2011 and Dec. 31, 2010 there were no letters of credit outstanding.

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

The following table presents the money pool borrowings for SPS:
(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100	$100
Amount outstanding at period end	-	-
Average amount outstanding	2	16
Maximum amount outstanding	20	77
Weighted average interest rate, computed on a daily basis	0.35%	0.37%
Weighted average interest rate at period end	N/A	N/A

Long-Term Borrowings

In August 2011, SPS issued $200 million of 4.50 percent first mortgage bonds due Aug. 15, 2041.  SPS used a portion of the net proceeds from the sale of the first mortgage bonds to repay short-term debt borrowings incurred to fund daily operational needs and to redeem $57.3 million of the outstanding 5.75 percent Pollution Control Revenue Refunding Bonds due Sept. 1, 2016.  The balance of the net proceeds was used for general corporate purposes.

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

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during each of the three months ended Sept. 30, 2011 and Sept. 30, 2010 were $0.1 million.  Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during each of the nine months ended Sept. 30, 2011 and Sept. 30, 2010 were $0.2 million.

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

At Sept. 30, 2011 and Dec. 31, 2010, derivative instruments presented on SPS’ balance sheets consists of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(1,589)	$(1,762)
After-tax net realized losses on derivative transactions reclassified into earnings	42	44
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,547)	$(1,718)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,675)	$(1,847)
After-tax net realized losses on derivative transactions reclassified into earnings	128	129
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,547)	$(1,718)

Fair Value of Long-Term Debt

The historical cost and fair value of SPS’ long-term debt are as follows:

	Sept. 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$993,208	$1,153,366	$897,767	$989,789

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

As of Sept. 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, accounts receivable, accounts payable and short-term debt are representative of fair value because of the short-term nature of these instruments.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest income	$140	$71	$374	$168
Other nonoperating income	4	-	7	11
Insurance policy income (expense)	142	(153)	51	(148)
Other income (expense), net	$286	$(82)	$432	$31

10.	Segment Information

SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy Inc. and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues from external customers were $522.9 million and $467.4 million for the three months ended Sept. 30, 2011 and 2010, respectively and $1,337.4 million and $1,247.4 million for the nine months ended Sept. 30, 2011 and 2010, respectively.

Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$48,581	$39,189	$83,491	$71,284
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	42	44	128	129
Comprehensive income	$48,623	$39,233	$83,619	$71,413

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

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$19,330	$18,286	$1,206	$1,002
Interest cost	40,353	41,253	10,522	10,695
Expected return on plan assets	(55,400)	(58,080)	(7,991)	(7,132)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,165	(1,233)	(1,233)
Amortization of net loss	19,627	12,078	3,324	2,910
Net periodic benefit cost	29,543	18,702	9,439	9,853
Costs not recognized and additional cost recognized due to the effects of regulation	(9,299)	(6,630)	972	972
Net benefit cost recognized for financial reporting	$20,244	$12,072	$10,411	$10,825

SPS
Net periodic benefit cost	$2,990	$1,448	$820	$900
Costs not recognized due to the effects of regulation	(575)	-	-	-
Net benefit cost recognized for financial reporting	$2,415	$1,448	$820	$900

	Nine Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$57,990	$54,860	$3,618	$3,005
Interest cost	121,059	123,758	31,565	32,085
Expected return on plan assets	(166,200)	(174,239)	(23,972)	(21,397)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	16,899	15,493	(3,699)	(3,699)
Amortization of net loss	58,883	36,236	9,971	8,732
Net periodic benefit cost	88,631	56,108	28,316	29,559
Costs not recognized and additional cost recognized due to the effects of regulation	(27,899)	(20,270)	2,918	2,918
Net benefit cost recognized for financial reporting	$60,732	$35,838	$31,234	$32,477

SPS
Net periodic benefit cost	$8,971	$4,345	$2,461	$2,701
Costs not recognized due to the effects of regulation	(1,725)	-	-	-
Net benefit cost recognized for financial reporting	$7,246	$4,345	$2,461	$2,701

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $4.2 million related to SPS.  Based on updated valuation results received in March 2011 for the New Century Energies, Inc. (NCE) Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011.  Xcel Energy does not expect additional pension contributions during 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011.

Results of Operations

SPS’ net income was approximately $83.5 million for the nine months ended Sept. 30, 2011, compared with net income of approximately $71.3 million for the same period in 2010.  Higher electric revenues, primarily due to the Texas retail rate increases in February 2011 as well as warmer weather were partially offset by higher O&M expenses, depreciation expense and property taxes.

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

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Electric revenues	$1,337	$1,247
Electric fuel and purchased power	(851)	(788)
Electric margin	$486	$459

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Fuel and purchased power cost recovery	$39
Transmission revenue	21
Firm wholesale (a)	18
Retail rate increase (Texas)	11
Trading	8
Estimated impact of weather	8
Demand side management (DSM) revenue (offset by expenses)	3
DSM incentive	2
SPS fuel cost allocation regulatory accruals (b)	(11)
Retail sales decrease (excluding weather impact) (a)	(8)
Other, net	(1)
Total increase in electric revenues	$90

(a)
Firm wholesale and retail sales decrease have not been adjusted for impacts of the sale of SPS electric distribution assets to the city of Lubbock, Texas in October 2010.  As a result of the sale of distribution assets, approximately $10.2 million in sales to the city of Lubbock which were previously included in retail sales are now included in firm wholesale.

(b)	During the second quarter of 2010, SPS resolved certain fuel cost allocation issues allowing for the release of previously established reserves of approximately $11 million.

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Firm wholesale (a)	$17
Retail rate increase (Texas)	11
Transmission revenue, net of costs	9
Estimated impact of weather	8
DSM revenue (offset by expenses)	3
DSM incentive	2
SPS fuel cost allocation regulatory accruals (b)	(11)
Retail sales decrease (excluding weather impact) (a)	(8)
Trading	(1)
Other, net	(3)
Total increase in electric margin	$27

(a)
Firm wholesale and retail sales decrease have not been adjusted for impacts of the sale of SPS electric distribution assets to the city of Lubbock, Texas in October 2010.  As a result of the sale of distribution assets, approximately $10.2 million in sales to the city of Lubbock which were previously included in retail sales are now included in firm wholesale.

(b)	During the second quarter of 2010, SPS resolved certain fuel cost allocation issues allowing for the release of previously established reserves of approximately $11 million.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses for the nine months ended Sept. 30, 2011 increased $6.3 million, or 3.5 percent, compared to the same period in 2010.  The following summarizes the components of the changes for O&M expenses:
(Millions of Dollars)	2011 vs. 2010
Higher labor and contract labor costs	$4
Higher plant generation costs	3
Higher employee benefit expense	1
Other, net	(2)
Total increase in O&M expenses	$6

DSM Program Expenses — DSM program expenses increased by approximately $4.1 million for the nine months ended Sept. 30, 2011 compared with the same period in 2010. The higher expense is primarily attributable to an increase in the rider rates used to recover the program expenses.  DSM program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.  Overall the programs are designed to encourage the operating companies and their retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the electric system.  This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers.

Depreciation and Amortization — Depreciation and amortization expenses increased by approximately $2.2 million, or 2.8 percent for the nine months ended Sept. 30, 2011 compared with the same period in 2010.  The year to date increase in depreciation expense is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $0.9 million, or 3.1 percent for the nine months ended Sept. 30, 2011, compared with the same period in 2010.  The increase is primarily due to an increase in property taxes in Texas.

Allowance for Funds Used During Construction, Debt and Equity (AFUDC) — AFUDC increased by approximately $2.6 million, for the nine months ended Sept. 30, 2011 compared with the same period in 2010.  This increase was primarily due to higher average construction work in progress due to major construction projects, including Jones Unit 3 and Unit 4, as well as transmission projects.

Income Taxes — Income tax expense increased by $4.6 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010.  The increase in income tax expense was primarily due to an increase in pretax income in 2011, partially offset by a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010.  The effective tax rate was 38.2 percent for the first nine months of 2011, compared with 39.8 percent for the same period in 2010. The higher effective tax rate for the first nine months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies in 2010. Without this write-off, the effective tax rate for the first nine months of 2010 would have been 38.2 percent.

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

Subsequently, SPS filed a plan to implement the rule by recovering both an incentive and disincentive amount.  SPS and NMPRC Staff and several environmental groups reached a settlement that would allow for a combined recovery of disincentives and incentives of $2.0 million per year for the years 2012, 2013 and 2014 unless rates from a future SPS rate case (other than the currently pending rate case) become effective prior to the end of the 2014 calendar year, in which event, the stipulated recovery would apply only to those periods prior to the effective date from that rate case.  The New Mexico Attorney General and the New Mexico Industrial Energy Consumers oppose the settlement.  A hearing in this case that focuses on the appropriate long-term mechanism was held in April 2011 and the hearing examiner issued a recommended decision to affirm the settlement in September 2011.

New Mexico GHG Regulations — In 2010, the New Mexico Environmental Improvement Board (EIB) adopted two regulations to limit GHG emissions, including CO2 emissions from power plants and other industrial sources. SPS, other utilities and industry groups have filed separate appeals with the New Mexico Court of Appeals challenging the validity of these two GHG regulations.  The appellate cases have been stayed pending further proceedings before the EIB.  In July 2011, SPS and other parties filed a petition for repeal of each state GHG rule, and the EIB set both petitions for hearing by the end of 2011.  The rules are scheduled to become applicable to SPS beginning in 2013.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement and the U.S. Department of the Interior (DOI) commenced a non-public investigation of the transmission service arrangements across the Lamar Tie Line, a transmission facility that connects PSCo and SPS.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies, rules and approved tariffs, that could result in material penalties under the FERC penalty guidelines.  The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagreed with the preliminary report and demonstrated compliance with applicable standards.  In December 2010, the DOI initiated settlement discussions with Xcel Energy regarding possible resolution of the non-public investigation and settlement discussions are continuing.  The final outcome of the DOI investigation and to what extent the FERC may seek to impose penalties for alleged violations is unknown at this time.  The potential violations are not expected to have a material impact on SPS’ financial condition, results of operations or cash flows.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  The impacts of Order 1000 on transmission planning and cost allocation for SPS are not expected to be significant as they already participate in regional planning and cost allocation processes.  The impacts of the new requirements related to future transmission development and ownership under  Order 1000 are uncertain at this time.  Compliance filings to address these new requirements are due in October 2012 and are effective prospectively.  In August 2011, motions for rehearing were filed by and are pending action by the FERC.

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

Additional Information

See Notes 5 and 6 of the financial statements for further discussion of legal proceedings, including Rate Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of SPS’ financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although the EPA announced in late September that this proposed rule will be delayed.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted.  The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

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

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
3.02*	By-laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K for the year ended Dec. 31, 1997 (file no. 001-03789) dated March 3, 1998).
4.01*	Indenture dated as of Aug. 1, 2011 between SPS and U.S. Bank National Association (NA), as Trustee. (Exhibit 4.01 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).
4.02*
Supplemental Indenture dated as of Aug. 3, 2011 between SPS and U.S. Bank NA, as Trustee, creating $200 million principal amount of 4.50 percent First Mortgage Bonds, Series No. 1 due 2041. (Exhibit 4.02 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 t
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Cash Flow, (iii) the Balance Sheets, (iv) Notes to Condensed Financial Statements, and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Oct. 31, 2011
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer