Form 10-Q
period 2012-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2012-04-30
CIK 92521

s
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $1 par value	100 shares

Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc.  Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado, a Colorado corporation (PSCo); and SPS.  NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries.  Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating revenues	$340,488	$381,209

Operating expenses
Electric fuel and purchased power	203,261	249,250
Operating and maintenance expenses	63,140	62,753
Demand side management program expenses	3,077	3,429
Depreciation and amortization	27,846	26,158
Taxes (other than income taxes)	11,319	10,120
Total operating expenses	308,643	351,710

Operating income	31,845	29,499

Other (expense) income, net	(122)	62
Allowance for funds used during construction – equity	1,690	1,926

Interest charges and financing costs
Interest charges – includes other financing costs of $768 and $660, respectively	16,706	15,798
Allowance for funds used during construction – debt	(1,083)	(1,349)
Total interest charges and financing costs	15,623	14,449

Income before income taxes	17,790	17,038
Income taxes	6,430	6,800
Net income	$11,360	$10,238

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$11,360	$10,238

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $24 for each of the three months ended March 31, 2012 and 2011	43	43

Other comprehensive income	43	43
Comprehensive income	$11,403	$10,281

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating activities
Net income	$11,360	$10,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,407	26,714
Demand side management program amortization	453	453
Deferred income taxes	12,584	5,431
Amortization of investment tax credits	(69)	(85)
Allowance for equity funds used during construction	(1,690)	(1,926)
Net derivative losses	67	66
Changes in operating assets and liabilities:
Accounts receivable	(36)	(734)
Accrued unbilled revenues	7,536	5,233
Inventories	11,690	5,658
Prepayments and other	(6,440)	(1,351)
Accounts payable	(27,344)	(1,872)
Net regulatory assets and liabilities	23,622	(5,721)
Other current liabilities	1,424	7,864
Pension and other employee benefit obligations	(12,110)	(3,825)
Change in other noncurrent assets	(171)	(3,798)
Change in other noncurrent liabilities	392	(5,031)
Net cash provided by operating activities	49,675	37,314

Investing activities
Utility capital/construction expenditures	(86,030)	(91,010)
Allowance for equity funds used during construction	1,690	1,926
Net cash used in investing activities	(84,340)	(89,084)

Financing activities
Proceeds from short-term borrowings, net	26,000	26,000
Borrowings under utility money pool arrangement	165,000	154,500
Repayments under utility money pool arrangement	(139,000)	(154,500)
Capital contributions from parent	-	50,000
Dividends paid to parent	(16,913)	(16,358)
Net cash provided by financing activities	35,087	59,642

Net change in cash and cash equivalents	422	7,872
Cash and cash equivalents at beginning of period	650	1,778
Cash and cash equivalents at end of period	$1,072	$9,650

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(4,648)	$(1,737)
Cash paid for income taxes, net	(3,080)	(4,268)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$20,041	$8,528

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,072	$650
Accounts receivable, net	62,116	65,030
Accounts receivable from affiliates	4,264	1,314
Accrued unbilled revenues	96,606	104,142
Inventories	23,885	35,575
Regulatory assets	23,692	25,244
Derivative instruments	7,892	7,892
Deferred income taxes	26,484	18,247
Prepayments and other	13,926	7,486
Total current assets	259,937	265,580

Property, plant and equipment, net	2,647,255	2,594,732

Other assets
Regulatory assets	293,427	294,813
Derivative instruments	54,868	56,841
Other	12,512	11,883
Total other assets	360,807	363,537
Total assets	$3,267,999	$3,223,849

Liabilities and Equity
Current liabilities
Short-term debt	$26,000	$-
Borrowings under utility money pool arrangement	31,000	5,000
Accounts payable	113,679	140,412
Accounts payable to affiliates	7,688	11,828
Regulatory liabilities	77,559	57,104
Taxes accrued	12,817	19,910
Accrued interest	24,655	13,842
Dividends payable	16,776	16,913
Derivative instruments	3,601	3,601
Other	27,167	29,841
Total current liabilities	340,942	298,451

Deferred credits and other liabilities
Deferred income taxes	618,143	596,581
Regulatory liabilities	103,095	105,335
Asset retirement obligations	27,675	27,266
Derivative instruments	40,491	41,391
Pension and employee benefit obligations	64,084	76,307
Other	8,665	8,345
Total deferred credits and other liabilities	862,153	855,225

Commitments and contingencies
Capitalization
Long-term debt	993,419	993,314
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2012 and Dec. 31, 2011, respectively	-	-
Additional paid in capital	783,162	783,162
Retained earnings	289,784	295,201
Accumulated other comprehensive loss	(1,461)	(1,504)
Total common stockholder’s equity	1,071,485	1,076,859
Total liabilities and equity	$3,267,999	$3,223,849

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2012, and Dec. 31, 2011; and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2012 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  SPS implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its financial statements.  For required fair value measurement disclosures, see Note 7.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  SPS implemented the financial statement presentation guidance effective Jan. 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those periods.  SPS does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$67,390	$70,410
Less allowance for bad debts	(5,274)	(5,380)
	$62,116	$65,030
Inventories
Materials and supplies	$18,405	$17,472
Fuel	5,480	18,103
	$23,885	$35,575
Property, plant and equipment, net
Electric plant	$4,188,034	$4,142,389
Construction work in progress	180,673	153,672
Total property, plant and equipment	4,368,707	4,296,061
Less accumulated depreciation	(1,721,452)	(1,701,329)
	$2,647,255	$2,594,732

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2012, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of March 31, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	4.4	4.6
Unrecognized tax benefit balance	$4.6	$4.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(1.4)	$(2.0)

SPS’ amount of unrecognized tax benefits could change in the next 12 months as the Internal Revenue Service and state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2012 and Dec. 31, 2011.

5.	Commitments and Contingencies

Except to the extent noted below, the circumstances set forth in Notes 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

Purchased Power Agreements

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

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Other Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — The U.S. Environmental Protection Agency (EPA) plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA).  In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.  It is not known when the EPA will propose standards for existing sources.

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

In July 2011, SPS and other parties filed a petition for repeal of each GHG rule with the EIB.  The EIB repealed both regulations in February 2012 and in March 2012.  In April 2012, Western Resource Advocates and New Energy Economy, Inc. filed an appeal with the New Mexico Court of Appeals to challenge the EIB’s February decision to repeal the GHG cap-and-trade program rule.  SPS has filed a petition to intervene in the appeal.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Texas.  The CSAPR sets more stringent requirements than the proposed Clean Air Transport Rule and specifically requires plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also creates an emissions trading program.

On Dec. 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a stay of the CSAPR, pending completion of judicial review.  Oral arguments in the case were held in April 2012 and it is anticipated the D.C. Circuit will rule on the challenges to the CSAPR in the second half of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed or will require modifications pursuant to a future D.C. Circuit decision.

If the CSAPR is upheld and unmodified, SPS believes that the CSAPR could ultimately require the installation of additional emission controls on some of SPS’ coal-fired electric generating units.  If compliance is required in a short time frame, SPS may be required to redispatch its system to reduce coal plant operating hours, in order to decrease emissions from its facilities prior to the installation of emission controls.  The expected cost for these scenarios may vary significantly and SPS has estimated capital expenditures of approximately $470 million over the next four years for the plant modifications related to the CSAPR requirements.  SPS believes the cost of any required capital investment or possible increased fuel costs will be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position or cash flows.  On April 23, 2012, SPS appealed to the D.C. Circuit on a final rule that the EPA issued that made changes to certain allowance allocations under CSAPR.  While this rule increases the allowance allocations for SO2 for SPS, it did not increase them by as much as the proposed rule. SPS is seeking additional allowance allocations through this appeal, which, if successful, would reduce SPS’ costs to comply with the CSAPR.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  SPS believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.  SPS’ generating facilities will be subject to BART requirements.  Individual states are required to identify the facilities located in their states that will have to reduce SO2, NOx and particulate matter emissions under BART and then set emissions limits for those facilities.

Harrington Units 1 and 2 are potentially subject to BART.  Texas has developed a Regional Haze state implementation plan that finds the Clean Air Interstate Rule (CAIR) equal to BART for EGUs, and as a result, no additional controls for these units beyond the CAIR compliance would be required.  The EPA is scheduled to publish its proposal of the Texas plan in May 2012 and complete its review by November 2012.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material effect on SPS’ financial position, results of operations, and cash flows.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on SPS’ results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and have filed a motion to dismiss the lawsuit.  On March 20, 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on SPS’ results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Five lawsuits have been filed arising out of a dispute concerning SPS’ payments for energy produced from the John Deere Wind Energy subsidiaries’ (JD Wind) projects.  The first lawsuit was filed in June 2009 in Texas State District Court against the Public Utility Commission of Texas (PUCT).  In this lawsuit, JD Wind filed a petition seeking review of a May 2009 PUCT order denying JD Wind’s request for relief against SPS. In April 2011, JD Wind filed a non-suit of this case dropping the state appeal of the PUCT order.

A second lawsuit was filed in December 2009 by JD Wind against the PUCT in U.S. District Court for the Western District of Texas.  This lawsuit was filed shortly after a declaratory order issued by the FERC stated that the PUCT’s May 2009 order (approving SPS’ payments to JD Wind) is not consistent with the FERC’s regulations.  In this lawsuit, JD Wind seeks declaratory and injunctive relief against the PUCT.  The U.S. District Court issued an order preventing this lawsuit from proceeding pending the outcome of the Texas State District Court proceeding against the PUCT.  As a result of the non-suit of the Texas State District Court proceeding, this case has moved forward.  On March 5, 2012, the U.S. District Court heard oral arguments on motions and cross motions for summary judgment, and took the motions under advisement.  If the U.S. District Court does not grant one of these dispositive motions, the case will proceed with a trial date set for October 2012.

In January 2010, a third lawsuit was filed by JD Wind against SPS in Texas State District Court related to payments made by SPS for energy produced from the JD Wind projects.  On April 12, 2012, the Texas State District Court heard oral arguments on SPS’ motion to dismiss and took the motion under advisement.  As the damages sought are indeterminate and given the uncertainty surrounding the circumstances of this case, SPS is unable to estimate the range or amount of possible damages.  No accrual has been recorded for this lawsuit nor is it expected that this proceeding will have a material effect on SPS’ results of operations, cash flows or financial position.

In November 2010, JD Wind filed a petition in Texas State District Court seeking review of the PUCT’s approval of SPS’ revised tariff applicable to purchases of non-firm energy from qualifying facilities.  The PUCT has denied all allegations contained in this petition.  A procedural schedule is being determined that will lead to a hearing in the third quarter of 2012.

On April 3, 2012, SPS filed a lawsuit against Exelon Wind in Texas State District Court to enforce Exelon Wind’s contractual obligation to register its wind facilities with Southwest Power Pool effective April 1, 2012.  Exelon Wind’s answer to the lawsuit is due by May 7, 2012.  SPS is not seeking monetary damages in this lawsuit. Instead, SPS intends to withhold certain payments to Exelon Wind pending the outcome of this lawsuit.

6.	Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$300	$300
Amount outstanding at period end	26	-
Average amount outstanding	13	54
Maximum amount outstanding	50	161
Weighted average interest rate, computed on a daily basis	0.39%	0.37%
Weighted average interest rate at period end	0.40	N/A

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.  The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At March 31, 2012, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$300.0	$26.0	$274.0

(a) Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at March 31, 2012 and Dec. 31, 2011.

Letters of Credit — SPS uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At March 31, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$100	$100
Amount outstanding at period end	31	5
Average amount outstanding	26	12
Maximum amount outstanding	63	71
Weighted average interest rate, computed on a daily basis	0.32%	0.35%
Weighted average interest rate at period end	0.33	0.35

7.   Fair Value of Financial Assets and Liabilities

Fair Value Measurements

SPS had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2012 and Dec. 31, 2011.

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

At March 31, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three months ended March 31, 2012 and March 31, 2011 were $0.1 million.

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

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At March 31, 2012 and Dec. 31, 2011, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

At March 31, 2012 and Dec. 31, 2011, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Fair Value of Long-Term Debt

As of March 31, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2012		Dec. 31, 2011
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$993,419	$1,151,708	$993,314	$1,176,020

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair values may differ significantly.

8.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2012	2011
Interest income	$43	$144
Other nonoperating income	28	2
Insurance policy expense	(193)	(84)
Other (expense) income, net	$(122)	$62

9.	Segment Information

SPS has only one reportable segment as a regulated electric utility providing wholesale and retail electric service in the states of Texas and New Mexico.  Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

For the three months ended March 31, 2012 and 2011, SPS recognized the following:

•	Revenues from external customers of $340.5 million and $381.2 million, respectively;
•	Net income of $11.4 million and $10.2 million, respectively; and
•	Capital expenditures of $82.5 million and $90.0 million, respectively.

As of March 31, 2012 and Dec. 31, 2011, SPS’ total assets were $3.3 billion and $3.2 billion, respectively.

10.	Benefit Plans and Other Postretirement Benefits

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

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$2,133	$1,949	$328	$292
Interest cost	4,880	4,931	671	677
Expected return on plan assets	(6,247)	(6,599)	(677)	(749)
Amortization of transition obligation	-	-	386	417
Amortization of prior service cost (credit)	360	376	(37)	(13)
Amortization of net loss	3,142	1,947	283	212
Net periodic benefit cost	4,268	2,604	954	836
Costs not recognized due to the effects of regulation	(1,075)	(575)	-	-
Net benefit cost recognized for financial reporting	$3,193	$2,029	$954	$836

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.9 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Results of Operations

SPS’ net income was approximately $11.4 million for the three months ended March 31, 2012, compared with net income of approximately $10.2 million for the same period in 2011.  Higher electric margins in Texas and New Mexico, primarily due to rate increases effective in January 2012, were partially offset by the negative impact of warmer weather, higher depreciation expense, property taxes and interest charges.

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

	Three Months Ended March 31
(Millions of Dollars)	2012	2011
Electric revenues	$340	$381
Electric fuel and purchased power	(203)	(249)
Electric margin	$137	$132

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(54)
Firm wholesale	(2)
Estimated impact of weather	(2)
Demand side management incentive	(2)
Retail rate increase (Texas, New Mexico)	10
Transmission revenue	7
Other, net	2
Total decrease in electric revenues	$(41)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase (Texas, New Mexico)	$10
Transmission revenue, net of costs	2
Estimated impact of weather	(2)
Firm wholesale	(2)
Demand side management incentive	(2)
Other, net	(1)
Total increase in electric margin	$5

Non-Fuel Operating Expense and Other Items

Operating and Maintenance (O&M) Expenses — O&M expenses for the three months ended March 31, 2012 increased $0.4 million, or 0.6% percent, compared to the same period in 2011.  The following summarizes the components of the changes for O&M expenses:

(Millions of Dollars)	2012 vs. 2011
Higher plant generation costs	$3
Lower employee benefit expense	(1)
Lower contract labor costs	(1)
Lower consulting costs	(1)
Total increase in O&M expenses	$-

Depreciation and Amortization — Depreciation and amortization expenses increased $1.7 million, or 6.5 percent for the three months ended March 31, 2012 compared with the same period in 2011.  The year to date increase in depreciation expense is primarily due to Jones Unit 3 going into service in June 2011 and normal system expansion, partially offset by a decrease in rate case amortization.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.2 million, or 11.8 percent for the three months ended March 31, 2012 compared with the same period in 2011.  The increase is primarily due to an increase in property taxes in Texas.

Interest Charges — Interest charges increased $0.9 million, or 5.7 percent, for the three months ended March 31, 2012 compared with the same period in 2011.  The increase was primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $0.4 million for the three months ended March 31, 2012 compared with the same period in 2011.  The effective tax rate was 36.1 percent for the first three months of 2012, compared with 39.9 percent for the same period in 2011.  The lower effective tax rate for the first three months of 2012 was primarily due to a lower forecasted annual effective tax rate in 2012, due to decreased state income taxes and increased plant-related deductions.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2012, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Additional Information

See Note 5 to the financial statements for further discussion of legal claims and environmental proceedings.

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05).  On Jan. 1, 2012, SPS implemented the requirements of ASU No. 2011-05 by presenting net income, the components of OCI and total comprehensive income in two separate, but consecutive financial statements of net income and comprehensive income. The implementation resulted in more prominent presentation of total comprehensive income and more detailed presentation of the components of OCI.

The following presents retrospective application of ASU No. 2011-05 to the financial statements of SPS as a separate but consecutive statement following SPS’ statements of income for the years ended Dec. 31, 2011, 2010 and 2009.  The financial statement presentation requirements of ASU No. 2011-05 do not affect the items previously reported in net income, OCI or total comprehensive income, or the guidance for reclassifying components of OCI to net income, and therefore retrospective application of the new guidance does not result in significant changes to the information reported in the previously issued financial statements of SPS.

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Dec. 31
(Thousands of Dollars)	2011	2010	2009
Net income	$89,901	$78,067	$67,750

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $98, $96 and $2,093, respectively	171	172	3,712

Other comprehensive income	171	172	3,712
Comprehensive income	$90,072	$78,239	$71,462

Item 6 — EXHIBITS

*	Indicates incorporation by reference
†
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

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-Laws dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 †
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Condensed Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

April 30, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director