Form 10-Q
period 2012-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2012-08-06
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 6, 2012
Common Stock, $1 par value	100 shares

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

PART 1— FINANCIAL INFORMATION
Item 1— FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating revenues	$380,201	$433,289	$720,689	$814,498

Operating expenses
Electric fuel and purchased power	213,035	275,403	416,296	524,653
Operating and maintenance expenses	62,145	62,732	125,285	125,485
Demand side management program expenses	3,160	4,382	6,237	7,811
Depreciation and amortization	28,249	26,364	56,095	52,522
Taxes (other than income taxes)	11,721	10,975	23,040	21,095
Total operating expenses	318,310	379,856	626,953	731,566

Operating income	61,891	53,433	93,736	82,932

Other income, net	142	84	20	146
Allowance for funds used during construction – equity	1,702	1,358	3,392	3,284

Interest charges and financing costs
Interest charges – includes other financing costs of $754, $765, $1,522 and $1,425, respectively	16,935	16,068	33,641	31,866
Allowance for funds used during construction – debt	(1,073)	(1,018)	(2,156)	(2,367)
Total interest charges and financing costs	15,862	15,050	31,485	29,499

Income before income taxes	47,873	39,825	65,663	56,863
Income taxes	17,579	15,153	24,009	21,953
Net income	$30,294	$24,672	$41,654	$34,910

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$30,294	$24,672	$41,654	$34,910

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $48 for each of the three and six months ended June 30, 2012 and 2011, respectively	43	43	86	86

Other comprehensive income	43	43	86	86
Comprehensive income	$30,337	$24,715	$41,740	$34,996

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2012	2011
Operating activities
Net income	$41,654	$34,910
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,204	53,634
Demand side management program amortization	905	905
Deferred income taxes	26,162	19,709
Amortization of investment tax credits	(137)	(170)
Allowance for equity funds used during construction	(3,392)	(3,284)
Net derivative losses	134	133
Changes in operating assets and liabilities:
Accounts receivable	(15,564)	(22,037)
Accrued unbilled revenues	(11,177)	(26,881)
Inventories	10,385	3,174
Prepayments and other	(4,556)	(741)
Accounts payable	(6,924)	17,332
Net regulatory assets and liabilities	32,017	(6,100)
Other current liabilities	(1,715)	1,614
Pension and other employee benefit obligations	(11,527)	(3,922)
Change in other noncurrent assets	(449)	(835)
Change in other noncurrent liabilities	(44)	(5,072)
Net cash provided by operating activities	112,976	62,369

Investing activities
Utility capital/construction expenditures	(184,909)	(162,990)
Allowance for equity funds used during construction	3,392	3,284
Investments in utility money pool arrangement	(77,000)	-
Repayments from utility money pool arrangement	72,000	-
Other, net	-	221
Net cash used in investing activities	(186,517)	(159,485)

Financing activities
Proceeds from short-term borrowings, net	-	82,000
Proceeds from issuance of long-term debt	108,951	-
Borrowings under utility money pool arrangement	231,000	258,500
Repayments under utility money pool arrangement	(236,000)	(258,500)
Capital contributions from parent	3,811	50,000
Dividends paid to parent	(33,689)	(32,218)
Net cash provided by financing activities	74,073	99,782

Net change in cash and cash equivalents	532	2,666
Cash and cash equivalents at beginning of period	650	1,778
Cash and cash equivalents at end of period	$1,182	$4,444

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(29,487)	$(28,279)
Cash paid for income taxes, net	(10,056)	(4,954)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$24,540	$5,205

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,182	$650
Accounts receivable, net	75,351	65,030
Accounts receivable from affiliates	6,557	1,314
Investments in utility money pool arrangement	5,000	-
Accrued unbilled revenues	115,319	104,142
Inventories	25,190	35,575
Regulatory assets	23,004	25,244
Derivative instruments	7,892	7,892
Deferred income taxes	30,123	18,247
Prepayments and other	12,042	7,486
Total current assets	301,660	265,580

Property, plant and equipment, net	2,720,775	2,594,732

Other assets
Regulatory assets	292,718	294,813
Derivative instruments	52,895	56,841
Other	13,771	11,883
Total other assets	359,384	363,537
Total assets	$3,381,819	$3,223,849

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	-	5,000
Accounts payable	132,924	140,412
Accounts payable to affiliates	13,362	11,828
Regulatory liabilities	84,987	57,104
Taxes accrued	14,961	19,910
Accrued interest	15,087	13,842
Dividends payable	16,400	16,913
Derivative instruments	3,601	3,601
Other	30,948	29,841
Total current liabilities	312,270	298,451

Deferred credits and other liabilities
Deferred income taxes	636,237	596,581
Regulatory liabilities	100,008	105,335
Asset retirement obligations	28,090	27,266
Derivative instruments	39,590	41,391
Pension and employee benefit obligations	64,666	76,307
Other	8,158	8,345
Total deferred credits and other liabilities	876,749	855,225

Commitments and contingencies
Capitalization
Long-term debt	1,103,566	993,314
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2012 and Dec. 31, 2011, respectively	-	-
Additional paid in capital	786,973	783,162
Retained earnings	303,679	295,201
Accumulated other comprehensive loss	(1,418)	(1,504)
Total common stockholder’s equity	1,089,234	1,076,859
Total liabilities and equity	$3,381,819	$3,223,849

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2012, and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2012 and 2011; and its cash flows for the six months ended June 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2012 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  SPS implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its financial statements.  For required fair value measurement disclosures, see Note 8.

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

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods. SPS does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$80,727	$70,410
Less allowance for bad debts	(5,376)	(5,380)
	$75,351	$65,030
Inventories
Materials and supplies	$18,547	$17,472
Fuel	6,643	18,103
	$25,190	$35,575
Property, plant and equipment, net
Electric plant	$4,304,461	$4,142,389
Construction work in progress	154,484	153,672
Total property, plant and equipment	4,458,945	4,296,061
Less accumulated depreciation	(1,738,170)	(1,701,329)
	$2,720,775	$2,594,732

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012. As of June 30, 2012, there was no federal income tax audit in progress.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2012, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of June 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	4.1	4.6
Unrecognized tax benefit balance	$4.3	$4.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(1.4)	$(2.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the Internal Revenue Service and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2012 or Dec. 31, 2011.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaint — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive.  Golden Spread alleges that the base ROE currently charged to them through their production formula rate, of 10.25 percent, and the transmission formula rate, of 10.77 percent, is unjust and unreasonable.  Golden Spread alleges that the appropriate base ROE is 9.15 percent, or an annual difference of approximately $3.3 million.  An additional 50 basis point incentive is added to the base ROE for the transmission formula rate for participation in a Regional Transmission Organization (RTO).  Golden Spread is not contesting this transmission incentive.  The FERC has taken no action on this complaint.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of June 30, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

New Mexico GHG Regulations — In 2010, the New Mexico Environmental Improvement Board (EIB) adopted two regulations to limit GHG emissions, including CO2 emissions from power plants and other industrial sources.  In July 2011, SPS and other parties filed a petition to repeal each GHG rule with the EIB.  The EIB repealed both regulations in the first quarter of 2012.

Western Resource Advocates and New Energy Economy, Inc. have since filed appeals with the New Mexico Court of Appeals to challenge each of the EIB’s decisions to repeal the two GHG rules.  SPS has been granted intervention in one of the appeals and filed a petition to intervene in the other appeal, which has not yet been acted upon by the New Mexico Court of Appeals.

In late 2010 and early 2011, SPS, other utilities and industry groups filed separate appeals with the New Mexico Court of Appeals challenging the validity of the adoption of these two GHG regulations.  These appeals were stayed pending the EIB’s consideration of the petitions for repeal of both rules.  In July 2012, the New Mexico Court of Appeals conditionally dismissed both appeals without prejudice.  These appeals are subject to reinstatement if the New Mexico Court of Appeals reverses the EIB’s repeal of either rule and if the originally adopted rule is revived.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Texas.  The CSAPR sets more stringent requirements than the proposed Clean Air Transport Rule and specifically requires plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also creates an emissions trading program.

On Dec. 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a stay of the CSAPR, pending completion of judicial review.  Oral arguments in the case were held in April 2012 and it is anticipated the D.C. Circuit will rule on the challenges to the CSAPR during the summer of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed or will require modifications pursuant to a future D.C. Circuit decision.

If the CSAPR is upheld and unmodified, SPS believes that the CSAPR could ultimately require the installation of additional emission controls on some of SPS’ coal-fired electric generating units.  If compliance is required in a short time frame, SPS may be required to redispatch its system to reduce coal plant operating hours in order to decrease emissions from its facilities prior to the installation of emission controls.  The expected cost for these scenarios may vary significantly and SPS has estimated capital expenditures of approximately $470 million over the next five years for the plant modifications related to the CSAPR requirements.  SPS believes the cost of any required capital investment or possible increased fuel costs would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position or cash flows.  In April 2012, SPS appealed to the D.C. Circuit on a final rule that the EPA issued that made changes to certain allowance allocations under the CSAPR.  While this rule increases the allowance allocations for SO2 for SPS, it did not increase them by as much as the proposed rule.  SPS is seeking additional allowance allocations through this appeal, which, if successful, would reduce SPS’ costs to comply with the CSAPR.  The D.C. Circuit held this appeal in abeyance until it issues its decision.

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

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.  SPS’ generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

Harrington Units 1 and 2 are potentially subject to BART.  Texas has developed a regional haze state implementation plan (SIP) that finds the Clean Air Interstate Rule (CAIR) equal to BART for EGUs, and as a result, no additional controls for these units beyond the CAIR compliance would be required.  In May 2012, the EPA deferred its review of the Texas SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In June 2012, the EPA proposed to lower the primary (health-based) NAAQS for annual average fine PM and to retain the current daily standard for fine PM.  In areas in which SPS operates power plants, current monitored air concentrations are below the range of the proposed annual primary standard.  The EPA also proposed to add a secondary (welfare-based) NAAQS to improve visibility, primarily in urban areas.  SPS expects the proposed visibility standard would likely be met where SPS operates power plants based on currently available information.  A final rule is expected in December 2012 and the EPA is expected to designate non-compliant locations by December 2014.  If such areas are identified, states would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until its final requirements are known.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies. Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008. In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In November 2011, oral arguments were presented. It is unknown when the Ninth Circuit will render a final opinion. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina. Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million. While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on SPS’ results of operations, cash flows or financial position. No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and SPS.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on SPS’ results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Four lawsuits and a regulatory petition have been filed arising out of a dispute concerning SPS’ payments for energy produced from the John Deere Wind Energy subsidiaries’ (JD Wind) projects.

State Lawsuit Regarding the PUCT’s May 2009 Order
The first lawsuit was filed in June 2009 in Texas State District Court against the Public Utility Commission of Texas (PUCT).  In this lawsuit, JD Wind filed a petition seeking review of a May 2009 PUCT order denying JD Wind’s request for relief against SPS.  In April 2011, JD Wind filed a non-suit of this case dropping the state appeal of the PUCT order.

Federal Lawsuit Regarding the PUCT’s May 2009 Order
A second lawsuit was filed in December 2009 by JD Wind against the PUCT in U.S. District Court for the Western District of Texas.  This lawsuit was filed shortly after a declaratory order issued by the FERC stated that the PUCT’s May 2009 order is not consistent with the FERC’s regulations.  In this lawsuit, JD Wind seeks declaratory and injunctive relief against the PUCT.  The U.S. District Court issued an order preventing this lawsuit from proceeding pending the outcome of the Texas State District Court proceeding against the PUCT.  As a result of the non-suit of the Texas State District Court proceeding, this case has moved forward.  In March and June 2012, the U.S. District Court heard oral arguments on motions and cross motions for summary judgment, and took the motions under advisement.  If the U.S. District Court does not grant one of these dispositive motions, the case will proceed with a trial date in October 2013 at the earliest.

State Lawsuit Regarding Disputed Energy Payments
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

Petition Regarding the PUCT’s Approval of SPS’ Revised Qualifying Facilities Tariff
In November 2010, JD Wind filed a petition in Texas State District Court seeking review of the PUCT’s approval of SPS’ revised tariff applicable to purchases of non-firm energy from qualifying facilities.  The PUCT has denied all allegations contained in this petition.  A hearing is scheduled for Sept. 6, 2012.  On June 29, 2012, Exelon Wind filed a complaint with the FERC against the PUCT raising essentially the same alleged violations of federal law as those presented in the petition filed in November 2010.  On July 30, 2012, the PUCT filed an answer to this complaint defending its order and SPS filed an intervention and protest in support of the PUCT’s order.

State Lawsuit Regarding Wind Facility Registration with Southwest Power Pool (SPP)
On April 3, 2012, SPS filed a lawsuit against Exelon Wind in Texas State District Court to enforce Exelon Wind’s contractual obligation to register its wind facilities with SPP effective April 1, 2012.  SPS is not seeking monetary damages in this lawsuit.  Instead, SPS intends to withhold certain payments to Exelon Wind pending the outcome of this lawsuit.  On May 7, 2012, Exelon Wind filed a counter-claim seeking recovery of the payments withheld by SPS.  A procedural schedule has not yet been established.  For the period April 1, 2012 to June 20, 2012, SPS has accrued approximately $2 million, which is subject to adjustments as the amount, if any, owed to Exelon Wind will be a litigated issue in this lawsuit.  This lawsuit is not expected to have a material effect on SPS’ results of operations, cash flows or financial position.

Registration Agreement Filed by SPP with the FERC
On June 21, 2012, the FERC conditionally accepted SPP’s filing of an unsigned Market Participation Agreement between SPP and Exelon covering Exelon’s wind facilities.

7.	Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$300	$300
Amount outstanding at period end	-	-
Average amount outstanding	55	54
Maximum amount outstanding	106	161
Weighted average interest rate, computed on a daily basis	0.39%	0.37%
Weighted average interest rate at period end	N/A	N/A

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

At June 30, 2012, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn	Available
$300.0	$-	$300.0

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at June 30, 2012 and Dec. 31, 2011.

Amended Credit Agreement — In July 2012, SPS entered into an amended five-year credit agreement with a syndicate of banks, replacing the previous four-year credit agreement. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an improvement in pricing and an extension of maturity from March 2015 to July 2017. The Eurodollar borrowing margin on the line of credit was reduced from a range of 100 to 200 basis points per year, to a range of 87.5 to 175 basis points per year based on applicable long-term credit ratings.  The commitment fees, calculated on the unused portion of the line of credit, were reduced from a range of 10 to 35 basis points per year, to a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

SPS has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

Letters of Credit — SPS uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At June 30, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$100	$100
Amount outstanding at period end	-	5
Average amount outstanding	14	12
Maximum amount outstanding	65	71
Weighted average interest rate, computed on a daily basis	0.35%	0.35%
Weighted average interest rate at period end	N/A	0.35

Long-Term Borrowings

In June 2012, SPS issued an additional $100 million of its 4.5 percent first mortgage bonds due Aug. 15, 2041 at a premium of $10.1 million.  Including the $200 million of this series previously issued in August 2011, total principal outstanding for this series is $300 million.

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

SPS had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 and Dec. 31, 2011.

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

At June 30, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the three months ended June 30, 2012 and 2011 were $0.1 million.   Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the six months ended June 30, 2012 and 2011 were $0.1 million.

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

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At June 30, 2012 and Dec. 31, 2011, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

At June 30, 2012 and Dec. 31, 2011, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Fair Value of Long-Term Debt

As of June 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2012		Dec. 31, 2011
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,103,566	$1,306,907	$993,314	$1,176,020

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest income	$139	$90	$182	$234
Other nonoperating income	3	1	31	3
Insurance policy expense	-	(7)	(193)	(91)
Other income, net	$142	$84	$20	$146

10.	Segment Information

SPS has only one reportable segment as a regulated electric utility providing wholesale and retail electric service in the states of Texas and New Mexico.  Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

●
Revenues from external customers were $380.2 million and $433.3 million for the three months ended June 30, 2012 and 2011, respectively, and $720.7 million and $814.5 million for the six months ended June 30, 2012 and 2011, respectively.

●
Net income was $30.3 million and $24.7 million for the three months ended June 30, 2012 and 2011, respectively, and $41.7 million and $34.9 million, for the six months ended June 30, 2012 and 2011, respectively.

●	Capital expenditures during the six months ended June 30, 2012 and June 30, 2011 were $185.9 million and $158.7 million, respectively.
●	As of June 30, 2012 and Dec. 31, 2011, SPS’ total assets were $3.4 billion and $3.2 billion, respectively.

11.	Benefit Plans and Other Postretirement Benefits

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

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$2,127	$1,896	$302	$254
Interest cost	4,920	5,087	745	684
Expected return on plan assets	(6,217)	(6,559)	(674)	(754)
Amortization of transition obligation	-	-	387	418
Amortization of prior service cost (credit)	359	377	(37)	(13)
Amortization of net loss	3,265	2,576	345	216
Net periodic benefit cost	4,454	3,377	1,068	805
Cost not recognized due to the effects of regulation	(1,075)	(575)	-	-
Net benefit cost recognized for financial reporting	$3,379	$2,802	$1,068	$805

	Six Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$4,260	$3,845	$630	$546
Interest cost	9,800	10,018	1,416	1,361
Expected return on plan assets	(12,464)	(13,158)	(1,351)	(1,503)
Amortization of transition obligation	-	-	773	835
Amortization of prior service cost (credit)	719	753	(74)	(26)
Amortization of net loss	6,407	4,523	628	428
Net periodic benefit cost	8,722	5,981	2,022	1,641
Cost not recognized due to the effects of regulation	(2,150)	(1,150)	-	-
Net benefit cost recognized for financial reporting	$6,572	$4,831	$2,022	$1,641

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.9 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At June 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Results of Operations

SPS’ net income was approximately $41.7 million for the six months ended June 30, 2012, compared with net income of approximately $34.9 million for the same period in 2011.  The increase is the result of rate increases in New Mexico and Texas, effective January 2012, partially offset by higher depreciation expense due to Jones Unit 3 going into service in June 2011 and higher property taxes.

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

	Six Months Ended June 30
(Millions of Dollars)	2012	2011
Electric revenues	$721	$814
Electric fuel and purchased power	(416)	(525)
Electric margin	$305	$289

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(123)
Firm wholesale	(3)
Estimated impact of weather	(3)
Demand side management incentive	(2)
Retail rate increase (Texas and New Mexico)	17
Transmission revenue	15
Demand revenue	3
Trading	2
Other, net	1
Total decrease in electric revenues	$(93)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase (Texas and New Mexico)	$17
Transmission revenue, net of costs	4
Demand revenue	3
Estimated impact of weather	(3)
Firm wholesale	(2)
Demand side management incentive	(2)
Other, net	(1)
Total increase in electric margin	$16

Non-Fuel Operating Expense and Other Items

Demand Side Management (DSM) Program Expenses — DSM program expenses decreased by approximately $1.6 million, or 20.2 percent for the first six months of 2012 compared with the same period in 2011.  The decrease is primarily attributable to a decrease in the rider rates used to recover the program expenses.  DSM program expenses are generally recovered in SPS’ major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expenses increased $3.6 million, or 6.8 percent for the six months ended June 30, 2012 compared with the same period in 2011.  The increase is primarily due to Jones Unit 3 going into service in June 2011 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.9 million, or 9.2 percent for the six months ended June 30, 2012 compared with the same period in 2011.  The increase is primarily due to an increase in property taxes in Texas.

Interest Charges — Interest charges increased $1.8 million, or 5.6 percent, for the six months ended June 30, 2012 compared with the same period in 2011.  The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $2.1 million for the first six months of 2012 compared with the same period in 2011. The increase in income tax expense was primarily due to higher pretax earnings in 2012.  The effective tax rate was 36.6 percent for the first six months of 2012, compared with 38.6 percent for the same period in 2011.  The lower effective tax rate for the first six months of 2012 was primarily due to a lower forecasted annual effective tax rate in 2012, largely due to decreased state income taxes and increased permanent plant-related deductions.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards.  State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011.  In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  SPS believes that statutes in Texas also protect the right of incumbent utilities to construct and own transmission interconnected to their systems, so SPS does not expect that this aspect of Order 1000 will impact the portion of SPS in Texas.  However, the portion of SPS in New Mexico may be impacted by the provisions of Order 1000 that impact an incumbent’s right to build transmission because New Mexico does not have legislation protecting the rights of utilities to develop transmission projects in their service areas.  Compliance filings to address these new requirements are due October 2012, though SPP has recently filed for an extension, and are effective prospectively.

In May 2012, the FERC issued Order 1000-A, its order on rehearing of Order 1000.  Order 1000-A declined all motions for rehearing and offered limited clarification of aspects of the final rule.  Several parties filed requests for clarification of Order 1000-A.  Several appeals of Order 1000 have also been filed and these appeals have been consolidated into the D.C. Circuit.  These appeals are expected to be heard over the next 12 months with a ruling expected sometime in mid-2013.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2012, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the financial statements for further discussion of legal claims and environmental proceedings.

Item1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*	Indicates incorporation by reference
+
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

3.01*	Amended and Restated Articles of Incorporation of SPS dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-Laws of SPS dated Sept. 29, 1997 (Exhibit 3(b)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 †
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Condensed Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company
Aug. 6, 2012

	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director