Form 10-Q
period 2012-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2012-10-29
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2012
Common Stock, $1 par value	100 shares

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Operating revenues	$471,889	$522,921	$1,192,578	$1,337,419

Operating expenses
Electric fuel and purchased power	259,783	325,930	676,079	850,583
Operating and maintenance expenses	60,676	61,651	185,961	187,136
Demand side management program expenses	3,129	4,658	9,366	12,469
Depreciation and amortization	28,690	27,067	84,785	79,589
Taxes (other than income taxes)	12,102	10,730	35,142	31,825
Total operating expenses	364,380	430,036	991,333	1,161,602

Operating income	107,509	92,885	201,245	175,817

Other (expense) income, net	(73)	286	(53)	432
Allowance for funds used during construction – equity	1,670	894	5,062	4,178

Interest charges and financing costs
Interest charges – includes other financing costs of
$721, $763, $2,243 and $2,188, respectively	17,649	16,456	51,290	48,322
Allowance for funds used during construction – debt	(1,052)	(655)	(3,208)	(3,022)
Total interest charges and financing costs	16,597	15,801	48,082	45,300

Income before income taxes	92,509	78,264	158,172	135,127
Income taxes	34,262	29,683	58,271	51,636
Net income	$58,247	$48,581	$99,901	$83,491

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Net income	$58,247	$48,581	$99,901	$83,491

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $24,
$24, $72, and $72, respectively	43	42	129	128

Other comprehensive income	43	42	129	128
Comprehensive income	$58,290	$48,623	$100,030	$83,619

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2012	2011
Operating activities
Net income	$99,901	$83,491
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,426	81,253
Demand side management program amortization	1,358	1,358
Deferred income taxes	36,600	56,476
Amortization of investment tax credits	(206)	(255)
Allowance for equity funds used during construction	(5,062)	(4,178)
Net derivative losses	201	201
Changes in operating assets and liabilities:
Accounts receivable	(21,406)	(37,089)
Accrued unbilled revenues	(8,593)	(3,013)
Inventories	3,601	(4,732)
Prepayments and other	1,204	(1,655)
Accounts payable	(21,834)	(6,129)
Net regulatory assets and liabilities	44,031	7,327
Other current liabilities	25,664	17,530
Pension and other employee benefit obligations	(10,527)	(5,634)
Change in other noncurrent assets	(1,577)	1,101
Change in other noncurrent liabilities	(656)	(5,589)
Net cash provided by operating activities	229,125	180,463

Investing activities
Utility capital/construction expenditures	(275,253)	(224,864)
Allowance for equity funds used during construction	5,062	4,178
Investments in utility money pool arrangement	(134,000)	-
Repayments from utility money pool arrangement	134,000	-
Other, net	-	221
Net cash used in investing activities	(270,191)	(220,465)

Financing activities
Repayment of short-term borrowings, net	-	(49,000)
Proceeds from issuance of long-term debt	108,691	193,149
Repayment of long-term debt	-	(101,800)
Borrowings under utility money pool arrangement	240,000	283,500
Repayments under utility money pool arrangement	(245,000)	(283,500)
Capital contributions from parent	3,811	90,000
Dividends paid to parent	(50,089)	(64,401)
Net cash provided by financing activities	57,413	67,948

Net change in cash and cash equivalents	16,347	27,946
Cash and cash equivalents at beginning of period	650	1,778
Cash and cash equivalents at end of period	$16,997	$29,724

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(35,345)	$(30,927)
Cash paid for income taxes, net	(14,391)	(192)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$28,886	$7,012

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$16,997	$650
Accounts receivable, net	84,071	65,030
Accounts receivable from affiliates	3,679	1,314
Accrued unbilled revenues	112,735	104,142
Inventories	31,974	35,575
Regulatory assets	22,462	25,244
Derivative instruments	7,892	7,892
Deferred income taxes	36,367	18,247
Prepayments and other	6,282	7,486
Total current assets	322,459	265,580

Property, plant and equipment, net	2,785,404	2,594,732

Other assets
Regulatory assets	291,999	294,813
Derivative instruments	50,922	56,841
Other	15,089	11,883
Total other assets	358,010	363,537
Total assets	$3,465,873	$3,223,849

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$-	$5,000
Accounts payable	124,868	140,412
Accounts payable to affiliates	10,852	11,828
Regulatory liabilities	96,341	57,104
Taxes accrued	33,124	19,910
Accrued interest	25,218	13,842
Dividends payable	16,521	16,913
Derivative instruments	3,601	3,601
Other	30,182	29,841
Total current liabilities	340,707	298,451

Deferred credits and other liabilities
Deferred income taxes	653,612	596,581
Regulatory liabilities	96,582	105,335
Asset retirement obligations	28,513	27,266
Derivative instruments	38,690	41,391
Pension and employee benefit obligations	65,666	76,307
Other	7,474	8,345
Total deferred credits and other liabilities	890,537	855,225

Commitments and contingencies
Capitalization
Long-term debt	1,103,625	993,314
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at
Sept. 30, 2012 and Dec. 31, 2011, respectively	-	-
Additional paid in capital	786,973	783,162
Retained earnings	345,406	295,201
Accumulated other comprehensive loss	(1,375)	(1,504)
Total common stockholder’s equity	1,131,004	1,076,859
Total liabilities and equity	$3,465,873	$3,223,849

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2012, and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2012 and 2011; and its cash flows for the nine months ended Sept. 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2012 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$89,009	$70,410
Less allowance for bad debts	(4,938)	(5,380)
	$84,071	$65,030

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$19,022	$17,472
Fuel	12,952	18,103
	$31,974	$35,575

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$4,344,849	$4,142,389
Construction work in progress	199,459	153,672
Total property, plant and equipment	4,544,308	4,296,061
Less accumulated depreciation	(1,758,904)	(1,701,329)
	$2,785,404	$2,594,732

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2012, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of Sept. 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	4.8	4.6
Total unrecognized tax benefit	$5.0	$4.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(2.1)	$(2.0)

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

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaint — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive.  Golden Spread alleges that the base return on equity (ROE) currently charged to them through the SPS production formula rate, of 10.25 percent, and the SPS transmission base formula rate, ROE of 10.77 percent, is unjust and unreasonable.  Golden Spread alleges that the appropriate base ROE is 9.15 percent, or an annual difference of approximately $3.3 million.  An additional 50 basis point incentive is added to the base ROE for the transmission formula rate for SPS’ participation in the Southwest Power Pool, Inc. (SPP) Regional Transmission Organization.  Golden Spread is not contesting this transmission incentive.  The FERC has taken no action on this complaint.

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

Purchased Power Agreements

Under certain purchased power agreements, SPS purchases power from independent power producing entities for which SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases.  These specific purchased power agreements create a variable interest in the associated independent power producing entity.

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of Sept. 30, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

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

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued the CSAPR intended to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Texas.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and specifically would have required plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  It is not yet known whether the court will grant rehearing of the case, or how the EPA might approach a replacement rule.  Therefore, it is not known what requirements may be imposed in the future.

If the EPA continues administering the CAIR while the CSAPR is pending, SPS expects to comply with the CAIR primarily through the purchase of emissions allowances.  Based on current CAIR allowance prices, the cost of CAIR compliance is not expected to have a material impact on results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  SPS expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects.  SPS believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

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

Harrington Units 1 and 2 are potentially subject to BART.  Texas has developed a regional haze state implementation plan (SIP) that finds the Clean Air Interstate Rule (CAIR) equal to BART for EGUs, and as a result, no additional controls for these units beyond CAIR compliance would be required.  In May 2012, the EPA deferred its review of the Texas SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs.  It is not yet known how the D.C. Circuit’s reversal of the CSAPR may impact the EPA’s approval of Texas’ regional haze SIP.

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

Legal Contingencies

SPS is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss, in certain situations, including but not limited to where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on SPS’ financial statements.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012 the Ninth Circuit affirmed the U.S. District Court’s dismissal.  On Oct.14, 2012, plaintiffs filed a petition for rehearing en banc.  It is uncertain when the Ninth Circuit will respond to this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and SPS.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind (JD Wind)) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy produced from the Exelon Wind subsidiaries’ projects.  There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2007.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS has paid Exelon Wind for energy under SPS’ Public Utility Commission of Texas (PUCT) Qualifying Facilities (QF) Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT QF Tariff, which became effective in August 2010. The state and federal lawsuits are in various stages of litigation.  SPS believes the likelihood of loss in these lawsuits is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$300	$300
Amount outstanding at period end	-	-
Average amount outstanding	-	54
Maximum amount outstanding	16	161
Weighted average interest rate, computed on a daily basis	0.33%	0.37%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — SPS uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility.  The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At Sept. 30, 2012, SPS had the following committed credit facility available (in millions of dollars):

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$100	$100
Amount outstanding at period end	-	5
Average amount outstanding	-	12
Maximum amount outstanding	9	71
Weighted average interest rate, computed on a daily basis	0.33%	0.35%
Weighted average interest rate at period end	N/A	0.35

Long-Term Borrowings

In June 2012, SPS issued an additional $100 million of its 4.50 percent first mortgage bonds due Aug. 15, 2041.  Including the $200 million of this series previously issued in August 2011, total principal outstanding for this series is $300 million.

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  SPS had no assets or liabilities measured at fair value on a recurring basis as of Sept. 30, 2012 and Dec. 31, 2011.

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

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2012 and 2011 were $0.1 million.   Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2012 and 2011 were $0.2 million.

Wholesale and Commodity Trading Risk — SPS conducts an immaterial amount of wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related products.  SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

At Sept. 30, 2012 and Dec. 31, 2011, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(1,418)	$(1,589)
After-tax net realized losses on derivative transactions reclassified into earnings	43	42
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,375)	$(1,547)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,504)	$(1,675)
After-tax net realized losses on derivative transactions reclassified into earnings	129	128
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,375)	$(1,547)

Fair Value of Long-Term Debt

As of Sept. 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$1,103,625	$1,341,654	$993,314	$1,176,020

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Sept. 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest income	$51	$140	$233	$374
Other nonoperating income	3	4	34	7
Insurance policy (expense) income	(127)	142	(320)	51
Other (expense) income, net	$(73)	$286	$(53)	$432

10.	Segment Information

SPS has only one reportable segment as a regulated electric utility providing wholesale and retail electric service in the states of Texas and New Mexico.  Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

•
Revenues from external customers were $471.9 million and $522.9 million for the three months ended Sept. 30, 2012 and 2011, respectively, and $1,192.6 million and $1,337.4 million for the nine months ended Sept. 30, 2012 and 2011, respectively.

•
Net income was $58.2 million and $48.6 million for the three months ended Sept. 30, 2012 and 2011, respectively, and $99.9 million and $83.5 million for the nine months ended Sept. 30, 2012 and 2011, respectively.

•	Capital expenditures during the nine months ended Sept. 30, 2012 and Sept. 30, 2011 were $280.6 million and $222.3 million, respectively.
•	As of Sept. 30, 2012 and Dec. 31, 2011, SPS’ total assets were $3.5 billion and $3.2 billion, respectively.

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

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$2,130	$1,923	$314	$273
Interest cost	4,900	5,008	707	681
Expected return on plan assets	(6,232)	(6,579)	(675)	(752)
Amortization of transition obligation	-	-	386	417
Amortization of prior service cost (credit)	360	376	(37)	(12)
Amortization of net loss	3,203	2,262	314	213
Net periodic benefit cost	4,361	2,990	1,009	820
Cost not recognized due to the effects of regulation	(1,076)	(575)	-	-
Net benefit cost recognized for financial reporting	$3,285	$2,415	$1,009	$820

	Nine Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$6,390	$5,768	$944	$819
Interest cost	14,700	15,026	2,123	2,042
Expected return on plan assets	(18,696)	(19,737)	(2,026)	(2,255)
Amortization of transition obligation	-	-	1,159	1,252
Amortization of prior service cost (credit)	1,079	1,129	(111)	(38)
Amortization of net loss	9,610	6,785	942	641
Net periodic benefit cost	13,083	8,971	3,031	2,461
Cost not recognized due to the effects of regulation	(3,226)	(1,725)	-	-
Net benefit cost recognized for financial reporting	$9,857	$7,246	$3,031	$2,461

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.9 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At Sept. 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets or SPS’ results of operations, cash flows, or financial position.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties, and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2012.

Results of Operations

SPS’ net income was approximately $99.9 million for the nine months ended Sept. 30, 2012, compared with net income of approximately $83.5 million for the same period in 2011.  The increase is the result of rate increases in New Mexico and Texas, effective January 2012, partially offset by the impact of milder weather during the third quarter, higher depreciation expense, and higher property taxes.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Electric revenues	$1,193	$1,337
Electric fuel and purchased power	(676)	(851)
Electric margin	$517	$486

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(188)
Firm wholesale	(6)
Estimated impact of weather	(6)
Demand side management revenue (offset by expense)	(3)
Demand side management incentive	(2)
Transmission revenue	26
Retail rate increase (Texas and New Mexico)	25
Demand revenue	6
Other, net	4
Total decrease in electric revenues	$(144)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase (Texas and New Mexico)	$25
Transmission revenue, net of costs	14
Demand revenue	6
Estimated impact of weather	(6)
Firm wholesale	(5)
Demand side management revenue (offset by expense)	(3)
Demand side management incentive	(2)
Other, net	2
Total increase in electric margin	$31

Non-Fuel Operating Expense and Other Items

Demand Side Management (DSM) Program Expenses — DSM program expenses decreased by approximately $3.1 million, or 24.9 percent for the first nine months of 2012 compared with the same period in 2011.  The decrease is primarily attributable to a decrease in the rider rates used to recover the program expenses.  DSM program expenses are generally recovered in SPS’ major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expenses increased $5.2 million, or 6.5 percent for the nine months ended Sept. 30, 2012 compared with the same period in 2011.  The increase is primarily due to Jones Unit 3 going into service in June 2011 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.3 million, or 10.4 percent for the nine months ended Sept. 30, 2012 compared with the same period in 2011.  The increase is primarily due to an increase in property taxes in Texas.

Interest Charges — Interest charges increased $3.0 million, or 6.1 percent, for the nine months ended Sept. 30, 2012 compared with the same period in 2011.  The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $6.6 million for the first nine months of 2012 compared with the same period in 2011. The increase in income tax expense was primarily due to higher pretax earnings in 2012.  The effective tax rate was 36.8 percent for the first nine months of 2012, compared with 38.2 percent for the same period in 2011.  The lower effective tax rate for the first nine months of 2012 was primarily due to a lower forecasted annual effective tax rate in 2012, largely due to decreased state income taxes and increased permanent plant-related deductions.

Factors Affecting Results of Operations

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) —The FERC issued Orders 1000, 1000-A, and 1000-B adopting new requirements for transmission planning, cost allocation, and development to be effective prospectively.  SPS expects the requirements for transmission planning and cost allocation will be addressed by revisions to SPP Tariff.

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
10.01*
Amended and Restated Credit Agreement, dated as of July 27, 2012 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.04 to Xcel Energy Inc.’s Form 8-K, dated July 27, 2012 (file no. 001-03034)).

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
Oct. 29, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director