Form 10-K
period 2012-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2013-02-25
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of Feb. 25, 2013, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Xcel Energy Inc.’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

PART I

Item l — Business
DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	United States Department of Transportation
EIB	New Mexico Environmental Improvement Board
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Council
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DCRF	Distribution cost recovery factor
DRC	Deferred renewable cost rider
DSM	Demand side management
EE	Energy efficiency
EECRF	Energy efficiency cost recovery factor
FPPCAC	Fuel and purchased power cost adjustment clause
OATT	Open access transmission tariff
PCRF	Power cost recovery factor
TCRF	Transmission cost recovery factor

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCN	Certificate of convenience and necessity
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IFRS	International Financial Reporting Standards
JOA	Joint operating agreement
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NOL	Net operating loss
NOx	Nitrogen oxide
NTC	Notifications to construct

O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, L.L.C.
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
QF	Qualifying facilities
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS is an operating utility engaged primarily in the generation, purchase, transmission, distribution, and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 33 percent of its total KWh sold in 2012.  SPS provides electric utility service to approximately 381,000 retail customers in Texas and New Mexico.  Approximately 74 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2012.  Although SPS’ large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of SPS’ large commercial and industrial electric sales include customers in the following industries:  oil and gas extraction, as well as petroleum and coal products.  For small commercial and industrial customers, significant electric retail sales include customers in the following industries: oil and gas extraction and crop related agricultural industries.  Generally, SPS’ earnings contribute approximately 5 percent to 15 percent of Xcel Energy’s consolidated net income.

SPS’ corporate strategy focuses on three core objectives: obtain stakeholder alignment; invest in our regulated utility businesses; and earn a fair return on our utility investments.  SPS files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a core priority for SPS and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

ELECTRIC UTILITY OPERATIONS
Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT and NMPRC regulate SPS’ retail electric operations and have jurisdiction over its retail rates and services and the construction of transmission or generation in their respective states.  The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities.  Each municipality can deny SPS’ rate increases.  SPS can then appeal municipal rate decisions to the PUCT, which hears all municipal rate denials in one hearing.  The NMPRC also has jurisdiction over the issuance of securities.  SPS is regulated by the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.  SPS has received authorization from the FERC to make wholesale electric sales at market-based prices.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — SPS has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	DCRF — The DCRF rider recovers distribution costs in Texas.
•	DRC — The DRC rider recovers deferred costs associated with renewable energy programs in New Mexico. The current rider is in effect through June 2013.
•	EECRF — The EECRF rider recovers costs associated with providing energy efficiency programs in Texas.
•	EE rider — The EE rider recovers costs associated with providing energy efficiency programs in New Mexico.
•	FPPCAC — The FPPCAC adjusts monthly to recover the difference between the actual fuel and purchased power costs and the amount included in base rates of SPS’ New Mexico retail jurisdiction.
•	PCRF — The PCRF rider allows recovery of certain purchased power costs in Texas.
•	TCRF — The TCRF rider recovers transmission infrastructure improvement costs and changes in wholesale transmission charges in Texas.

The PUCT approved SPS’ request that the recovery of the costs associated with the TCRF and PCRF be included in base rates effective February 2011.  Fuel and purchased energy costs are recovered in Texas through a fixed fuel and purchased energy recovery factor, which is part of SPS’ retail electric tariff.  Based on regulatory approval in 2011, SO2 and NOx allowance revenues and costs are also recovered through the fixed fuel and purchased energy recovery factor.  The regulations allow retail fuel factors to change up to three times per year.

The fixed fuel and purchased energy recovery factor provides for the over- or under-recovery of fuel and purchased energy expenses.  Regulations also require refunding or surcharging over- or under- recovery amounts, including interest, when they exceed four percent of the utility’s annual fuel and purchased energy costs on a rolling 12-month basis, if this condition is expected to continue.

PUCT regulations require periodic examination of SPS’ fuel and purchased energy costs, the efficient use of fuel and purchased energy, fuel acquisition and management policies and purchased energy commitments.  SPS is required to file an application for the PUCT to retrospectively review fuel and purchased energy costs at least every three years.

NMPRC regulations require SPS to request authority to continue collecting its fuel and purchased power costs through a fuel adjustment clause every 4 years.  The NMPRC has granted SPS authority to use a fuel adjustment clause through November 2014.

SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased economic energy cost adjustment clause accepted for filing by the FERC.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2013, assuming normal weather, is listed below.

System Peak Demand (in MW)
2010	2011	2012	2013 Forecast
4,985	5,210	5,265	5,193

The peak demand for the SPS system typically occurs in the summer.  The 2012 uninterrupted system peak demand for SPS occurred on Aug. 2, 2012.

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

SPS Transmission NTC — As a member of SPP, SPS accepts NTCs for projects identified through SPP’s reliability planning process, transmission service, generator interconnection study process, economic study process or the load addition process.  These are all new electric transmission projects and are typically a portfolio of transmission lines and electric substation projects.  SPS has accepted NTCs for several hundred miles of transmission line and substations at an estimated capital cost of approximately $800 million.  These projects span several years to plan, site, procure and develop.  Typical SPS capital spending for SPP NTC transmission projects is approximately $150 to $200 million per year, but may vary.  Under their jurisdictions, the NMPRC and PUCT have approved the siting and routing of all SPP identified transmission line NTC projects that have been presented.  Projects identified through SPP NTCs may have costs allocated to other SPP members in accordance with SPP policies.  Costs allocated to SPS are permissible for recovery through NMPRC, PUCT and FERC processes.

TUCO Inc. (TUCO) to Woodward 345 KV transmission line
The TUCO to Woodward District extra high voltage interchange is a 345 KV transmission line.  This line connects the major TUCO substation near Lubbock, Texas with the Oklahoma Gas & Electric (OGE) substation in Woodward, Okla.  SPS is constructing the line to just inside the Oklahoma state line, and OGE is building from there to Woodward.  SPS’ estimated investment in the TUCO to Woodward line and substation is $185 million and is expected to be recovered from SPP members in accordance with the SPP OATT and the ratemaking process.  The PUCT approved SPS’ CCN to build the line in 2012.  It is anticipated to be complete in 2014.

Hitchland to Woodward 345 KV transmission line
The Hitchland to Woodward line is a 345 KV double circuit transmission line and associated substation facilities in the Oklahoma and Texas Panhandle.  SPS is building the first 30 miles from Hitchland towards Woodward and OGE is completing the line from there to Woodward.  SPS’ estimated investment for the Hitchland to Woodward line and substation is $56 million and is expected to be recovered from SPP members in accordance with the SPP OATT and the ratemaking process.

Jones CCN — In August 2011, the PUCT approved SPS’ request for a CCN to build a gas-fired combustion turbine generating unit at SPS’ existing Jones Station in Lubbock, Texas (Jones Unit 4).  This generating unit will add 168 MW of capacity to the SPS service territory.  In February 2012, the NMPRC approved the CCN with a projected cost of $118 million, inclusive of AFUDC.  Jones Unit 4 is expected to reach commercial operation in the second quarter of 2013.

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

SPS solicited public participation throughout 2011 in its New Mexico 2012 Integrated Resource Planning (IRP).  SPS made the IRP filing with NMPRC in July 2012, which was accepted without modification in September 2012.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities located in the eastern half of the U.S.  In August 2012, the District of Columbia Circuit (D.C. Circuit) issued an opinion that vacated the CSAPR, but required continued implementation of the CAIR pending the EPA’s development of a replacement program.  CSAPR and CAIR are discussed further at Note 11 to the financial statements — Environmental Contingencies.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average
	Cost	Percent	Cost	Percent	Owned Fuel Cost
2012	$1.87	67%	$2.99	33%	$2.24
2011	1.89	67	4.37	33	2.71
2010	1.84	71	4.59	29	2.64

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — SPS purchases all of the coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO.  TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements.  TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.  The coal supply contract with TUCO expires in 2016 and 2017 for the Harrington station and Tolk station, respectively.  As of Dec. 31, 2012 and 2011, coal inventories at SPS were approximately 40 and 43 days supply, respectively.  TUCO has coal agreements to supply 92 percent of SPS’ coal requirements in 2013, and a declining percentage of the requirements in subsequent years.  SPS’ general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of requirements in two years, and 33 percent of requirements in three years.

Natural gas — SPS uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers.  Natural gas for SPS’ power plants is procured under contracts to provide an adequate supply of fuel; which typically is purchased with terms of one year or less.  The transportation and storage contracts expire in various years from 2013 to 2033.  All of the natural gas supply contracts have pricing that is tied to various natural gas indices.

Most transportation contract pricing is based on FERC and Railroad Commission of Texas approved transportation tariff rates.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  SPS’ commitments related to gas supply contracts were approximately $57 million and $24 million and commitments related to gas transportation and storage contracts were approximately $229 million and $242 million at Dec. 31, 2012 and 2011, respectively.

SPS has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

SPS’ renewable energy portfolio includes wind and solar power from both owned generating facilities and purchased power agreements (PPAs).  As of Dec. 31, 2012, SPS is in compliance with mandated RPSs, which require generation from renewable resources of approximately 4 percent and 10 percent of Texas and New Mexico electric retail sales, respectively. Renewable energy comprised 7.9 percent and 8.2 percent of SPS’ total owned and purchased energy for 2012 and 2011, respectively.  Wind energy comprised 7.4 percent and 7.8 percent of SPS’ total owned and purchased energy for 2012 and 2011, respectively.  Solar power comprised approximately 0.5 percent and 0.4 percent of renewable energy for 2012 and 2011, respectively.

SPS also offers customer-focused renewable energy initiatives.  Windsource®, one of the nation’s largest voluntary renewable energy programs, allows customers in New Mexico to purchase a portion or all of their electricity from renewable sources.  Approximately 1,100 and 1,200 customers purchased 5,000 MWh and 7,000 MWh of electricity under the Windsource program in 2012 and 2011, respectively.  Additionally, to encourage the growth of solar energy on the system in New Mexico, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 80 PV systems with approximately 4.5 MW of aggregate capacity and over 70 PV systems with approximately 5 MW of aggregate capacity have been installed in New Mexico under this program as of Dec. 31, 2012 and 2011, respectively.

SPS acquires its wind energy from long-term PPAs with wind farm owners, primarily in the Texas Panhandle area of Texas and New Mexico. SPS currently has six of these agreements in place, with facilities ranging in size from under 2 MW to 161 MW, for a total capacity greater than 600 MW.  In late 2012, the 161 MW Spinning Spur Wind Ranch began commercial operations.  SPS will purchase the entire output of this 161 MW facility.  In addition to receiving purchased wind energy under these agreements, SPS also typically receives wind RECs, which are used to meet state renewable resource requirements.  Additionally, SPS is currently purchasing an additional 250 MW of wind energy from qualified generating facilities as defined in the Public Utilities Regulatory Policy Act of 1978.  The average cost per MWh of wind energy under the PPA and QF contracts was approximately $26 for each of 2012 and 2011. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state specific renewable resource requirements, and the year of contract execution.  Generally, contracts executed in 2012 benefited from improvements in technology, excess capacity among manufacturers, and motivation to complete new construction prior to the anticipated expiration of the Federal PTCs in 2012.  In January, 2013, the Federal PTC was extended through 2013.  At the end of 2012 and 2011, SPS had nearly 860 MW and 700 MW of wind energy on its system, respectively.

Wholesale Commodity Marketing Operations

SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products.  SPS uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases.  See additional discussion under Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 10 to the accompanying financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  SPS expects the requirements will be addressed by revisions to the SPP Tariff.

While the matter is disputed by some parties in SPP, SPS believes that state statutes in Texas protect the right of incumbent utilities to construct and own transmission interconnected to their systems.  Therefore, SPS does not expect that this aspect of Order 1000 will impact the portion of SPS in Texas.  However, the portion of SPS in New Mexico may be impacted by the provisions of Order 1000 relating to an incumbent’s right to build transmission because New Mexico does not have legislation protecting the rights of utilities to develop transmission projects in their service areas.

Electric Transmission Rate Regulation — The FERC regulates the rates and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control of their electric transmission assets for the sale of electric transmission services to an RTO.  SPS is a member of the SPP RTO.  Each RTO separately files regional transmission tariff rates for approval by the FERC.  All members within that RTO are then subjected to those rates.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2012		2011		2010
Electric sales (Millions of KWh)
Residential	3,542		3,700		3,681
Large commercial and industrial	9,707		9,546		9,499
Small commercial and industrial	4,708		4,778		4,824
Public authorities and other	575		615		571
Total retail	18,532		18,639		18,575
Sales for resale	9,281		11,324		10,674
Total energy sold	27,813		29,963		29,249

Number of customers at end of period
Residential	299,352		296,311		295,671
Large commercial and industrial	209		201		188
Small commercial and industrial	74,706		73,567		73,236
Public authorities and other	6,262		6,177		6,134
Total retail	380,529		376,256		375,229
Wholesale	31		27		39
Total customers	380,560		376,283		375,268

Electric revenues (Thousands of Dollars)
Residential	$309,474		$321,533		$300,173
Large commercial and industrial	379,722		418,388		400,383
Small commercial and industrial	314,526		333,504		333,093
Public authorities and other	40,432		42,973		38,929
Total retail	1,044,154		1,116,398		1,072,578
Wholesale	408,491		511,316		485,068
Other electric revenues	87,410		79,851		55,344
Total electric revenues	$1,540,055		$1,707,565		$1,612,990

KWh sales per retail customer	48,701		49,537		49,503
Revenue per retail customer	$2,744		$2,967		$2,858
Residential revenue per KWh	8.74	¢	8.69	¢	8.15	¢
Large commercial and industrial revenue per KWh	3.91		4.38		4.22
Small commercial and industrial revenue per KWh	6.68		6.98		6.90
Wholesale revenue per KWh	4.40		4.52		4.54

Energy Source Statistics

	Year Ended Dec. 31
	2012		2011		2010
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	14,005	49%	14,818	48%	15,486	51%
Natural Gas	12,088	43	13,167	43	12,206	40
Wind (a)	2,103	7	2,386	8	2,295	8
Other (b)	177	1	409	1	361	1
Total	28,373	100%	30,780	100%	30,348	100%

Owned generation	19,940	70%	19,310	63%	19,303	64%
Purchased generation	8,433	30	11,470	37	11,045	36
Total	28,373	100%	30,780	100%	30,348	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. SPS uses RECs to meet or exceed state resource requirements and may sell surplus RECs.
(b)	Includes energy from other sources, including nuclear, hydroelectric, solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included.

Natural Gas Facilities Used for Electric Generation

SPS does not provide retail natural gas service, but purchases and transports natural gas for certain of its generation facilities and operates natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines.  SPS is subject to the jurisdiction of the FERC with respect to certain natural gas transactions in interstate commerce; and to the jurisdiction of the DOT and the PUCT for pipeline safety compliance.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act – The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires, among other things, additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure.  This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations, addressing a variety of subjects, including: requiring use of automatic or remote-controlled shut-off valves in certain circumstances; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2 million for a related series of violations. While SPS cannot predict the ultimate impact the Pipeline Safety Act will have on its costs, operations or financial results, SPS is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

GENERAL

Seasonality

The demand for electric power is affected by seasonal differences in the weather.  In general, peak sales of electricity occur in the summer and winter months.  As a result, the overall operating results may fluctuate substantially on a seasonal basis.  Additionally, SPS’ operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  See Item 7 — Management’s Discussion of Financial Condition and Results of Operations.

Competition

SPS’ industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  The FERC has continued to promote competitive wholesale markets through open access transmission and other means.  As a result, SPS can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.  While facing these challenges, SPS believes its rates are competitive with currently available alternatives.

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

There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  While environmental regulations related to climate change and clean energy continue to evolve, SPS has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals.  Although the impact of these policies on SPS will depend on the specifics of state and federal policies, legislation, and regulation, we believe that, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2012, SPS had 1,271 full-time employees and 1 part-time employee, of which 836 were covered under collective-bargaining agreements.  See Note 7 to the financial statements for further discussion.

Item 1A — Risk Factors

Like other companies in our industry, Xcel Energy, which includes SPS, is subject to a variety of risks, many of which are beyond our control.  Important risks that may adversely affect the business, financial condition, and results of operations are further described below.  These risks should be carefully considered together with the other information set forth in this report and in future reports that Xcel Energy files with the SEC.

There may be further risks and uncertainties that are not presently known or are not currently believed to be material that may adversely affect our performance or financial condition in the future.

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes SPS, is to understand, manage and, when possible, mitigate material risk.  Management is responsible for identifying and managing risks, while the Board of Directors oversees and holds management accountable.  As described more fully below, SPS is faced with a number of different types of risk.  Many of these risks are cross-cutting risks such that these risks are discussed and managed across business areas and coordinated by Xcel Energy Inc.’s and SPS’ senior management.  Our risk management process has three parts: identification and analysis, management and mitigation and communication and disclosure.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability.  Management broadly considers our business, the utility industry, the domestic and global economy and the environment to identify risks.  Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls.  Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing Xcel Energy’s strategy.  At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals and determines how to prevent inappropriate risk-taking.

Management seeks to mitigate the risks inherent in the implementation of Xcel Energy Inc.’s and SPS’ strategy.  The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promote a culture of compliance, which further mitigates risk.  Building on this culture of compliance, we manage and mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

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

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2012, these sites included third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, particulates, coal ash and cooling water intake systems.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there could be pressure on ROE.  There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.  However, changes in regulations or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy, such as the concerns regarding European sovereign debt and management of the U.S. federal debt.  Capital market disruption events, and resulting broad financial market distress, such as the events surrounding the collapse in the U.S. sub-prime mortgage market, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates or on incremental commercial paper issuances could also have an adverse effect on our operating results.  Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily.  The Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we expect to take advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant.  The Commodity Futures Trading Commission (CFTC) has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity.   Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act.  While we believe the impact on our liquidity will not be material, we expect to be required to report our swap transactions as part of the Dodd-Frank Act.

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

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008 with modifications to these funding requirements in 2012 that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

On a periodic basis our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the relevant planning horizon such as: sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology on energy efficiency on sales and production, customer behavioral response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam.  Wholesale customers may purchase directly from other suppliers and procure only transmission service from us.  These circumstances provide for greater long-term planning uncertainty related to future load growth.  Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future; however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation.  Some state legislatures have considered such legislation.

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

As of Dec. 31, 2012, Xcel Energy Inc. and its utility subsidiaries had approximately $10.1 billion of long-term debt and $0.9 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2012, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $69.5 million and $17.9 million of exposure.  Xcel Energy also had additional guarantees of $29.6 million at Dec. 31, 2012 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2012, 2011 and 2010 we paid $66.6 million, $64.4 million and $67.1 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is limited to some extent by our indenture for our first mortgage bonds.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although it is not known when the EPA will initiate this rulemaking.

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

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC has provided NOVs of its market manipulation rules to several market participants during the year.  The potential penalties in one pending case exceed $400 million.  As with all regulatory requirements, we attempt to mitigate this risk through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

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

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.  For example, wildfire events, particularly in the geographic areas we serve, may cause insurance for wildfire losses to become difficult or expensive to obtain.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  In addition, in the ordinary course of business, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems, infrastructure and assets could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error.  Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability.  As generation and transmission systems as well as natural gas pipelines are part of an interconnected system, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources or of our third party service providers’ operations,  could also negatively impact our business.  In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level.  We are unable to quantify the potential impact of such cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

Although we maintain security measures designed to protect our information technology systems, network infrastructure and other assets, these assets as well as the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.   If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Electric Utility Generating Stations:

			Summer 2012
			Net Dependable
Station, Location and Unit	Fuel	Installed	Capability (MW)
Steam:
Harrington-Amarillo, Texas, 3 Units	Coal	1976-1980	1,018
Tolk-Muleshoe, Texas, 2 Units	Coal	1982-1985	1,067
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1957-1965	254
Jones-Lubbock, Texas, 2 Units	Natural Gas	1971-1974	486
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1967	112
Moore County-Amarillo, Texas, 1 Unit	Natural Gas	1954	46
Nichols-Amarillo, Texas, 3 Units	Natural Gas	1960-1968	457
Plant X-Earth, Texas, 4 Units	Natural Gas	1952-1964	412
Combustion Turbine:
Carlsbad-Carlsbad, N.M., 1 Unit	Natural Gas	1968	10
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1998	212
Jones-Lubbock, Texas, 1 Unit	Natural Gas	2011	171	(a)
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1963-1976	61
		Total	4,306

(a)	Construction of Jones Unit 3 was completed in 2011.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2012:

Conductor Miles
345 KV	6,805
230 KV	9,684
115 KV	11,479
Less than 115 KV	22,067

SPS had 426 electric utility transmission and distribution substations at Dec. 31, 2012.

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

SPS has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for SPS is imposed by its state regulatory commission.  State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent.  In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating.  SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 51.6 percent at Dec. 31, 2012.

See Note 4 to the financial statements for further discussion of SPS’ dividend policy.

The dividends declared during 2012 and 2011 were as follows:

(Thousands of Dollars)	2012	2011
First quarter	$16,777	$15,861
Second quarter	16,399	16,040
Third quarter	16,520	16,143
Fourth quarter	16,773	16,913

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

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

Results of Operations

SPS’ net income was approximately $106.4 million for 2012, compared with net income of approximately $89.9 million for 2011.  The increase is the result of rate increases in New Mexico and Texas, effective January 2012, partially offset by the impact of milder weather during the second half of the year, higher depreciation expense and property taxes.

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

(Millions of Dollars)	2012	2011
Electric revenues	$1,540	$1,708
Electric fuel and purchased power	(890)	(1,089)
Electric margin	$650	$619

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recover	$(223)
Estimated impact of weather	(8)
Firm wholesale	(4)
DSM (offset by expenses)	(3)
DSM incentive	(2)
Retail rate increases (Texas and New Mexico)	30
Transmission revenue	29
Demand revenue	10
Trading	5
Other, net	(2)
Total decrease in electric revenues	$(168)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increases (Texas and New Mexico)	$30
Demand revenue	10
Transmission revenue, net of costs	9
Estimated impact of weather	(8)
Firm wholesale	(3)
DSM revenue (offset by expenses)	(3)
DSM incentive	(2)
Other, net	(2)
Total increase in electric margin	$31

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses were flat for 2012 compared with 2011.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2012 vs. 2011
Higher plant generation costs	$3
Higher employee benefit expense	2
Lower contract labor costs	(3)
Other, net	(2)
Total change in O&M expenses	$-

DSM Program Expenses — DSM program expenses decreased by $2.5 million, or 16.4 percent for 2012 compared with 2011.  The decrease is primarily attributable to lower rider rates used to recover the program expenses.  DSM program expenses are generally recovered in SPS’ major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expenses increased $6.8 million, or 6.3 percent for 2012 compared with 2011.  The increase is primarily due to Jones Unit 3 going into service in June 2011 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.0 million, or 6.9 percent for 2012 compared with 2011.  The increase is primarily due to an increase in property taxes in Texas.

AFUDC  — AFUDC increased $2.7 million for 2012 compared with 2011.  The increase was primarily due to construction of Jones Unit 4, a simple cycle gas generation project, the expansion of transmission lines and normal system expansion.

Interest Charges — Interest charges increased $4.0 million, or 6.1 percent, for 2012 compared with 2011.  The increase was primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $7.1 million for 2012 compared with 2011.  The increase in income tax expense was primarily due to higher pretax earnings in 2012.  The ETR was 36.9 percent for 2012, compared with 38.0 percent for 2011.  The lower ETR for 2012 was primarily due to decreased state income taxes.

The ETRs for 2012 and 2011 differ from the statutory federal income tax rates, primarily due to state income tax expense.  See Note 6 to the financial statements for further discussion.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, SPS is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  Distress in the financial markets may impact the fair value of the securities in the master pension trust, as well as SPS’ ability to earn a return on short-term investments of excess cash.  See Note 9 to the financial statements for further discussion of market risks associated with derivatives.

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

At Dec. 31, 2012, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $0.1 million annually.  At Dec. 31, 2011, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would have an immaterial impact on pretax interest expense.  See Note 9 to the financial statements for a discussion of SPS’ interest rate derivatives.

Credit Risk — SPS is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2012, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $0.1 million, while a decrease of 10 percent would have resulted in an increase in credit exposure of $0.1 million.  At Dec. 31, 2011, a 10 percent increase or decrease in commodity prices would have an immaterial impact on credit exposure.

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

SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2012, SPS’ internal control over financial reporting is effective based on those criteria.

/s/ C. RILEY HILL	/s/ TERESA S. MADDEN
C. Riley Hill	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 25, 2013	Feb. 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, common stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
Feb. 25, 2013

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2012	2011	2010

Operating revenues	$1,540,055	$1,707,565	$1,612,990

Operating expenses
Electric fuel and purchased power	889,567	1,089,415	1,023,938
Operating and maintenance expenses	251,853	251,886	249,071
Demand side management program expenses	12,891	15,415	11,625
Depreciation and amortization	113,743	106,974	103,935
Taxes (other than income taxes)	46,246	43,278	40,984
Total operating expenses	1,314,300	1,506,968	1,429,553

Operating income	225,755	200,597	183,437

Other income, net	46	406	27
Allowance for funds used during construction — equity	7,272	5,342	4,188

Interest charges and financing costs
Interest charges — includes other financing costs of $2,996, $2,964 and $2,635, respectively	69,074	65,095	63,912
Allowance for funds used during construction — debt	(4,599)	(3,784)	(3,193)
Total interest charges and financing costs	64,475	61,311	60,719

Income before income taxes	168,598	145,034	126,933
Income taxes	62,229	55,133	48,866
Net income	$106,369	$89,901	$78,067

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2012	2011	2010

Net income	$106,369	$89,901	$78,067

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $97, $98 and $96, respectively	172	171	172
	172	171	172

Other comprehensive income	172	171	172
Comprehensive income	$106,541	$90,072	$78,239

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2012	2011	2010
Operating activities
Net income	$106,369	$89,901	$78,067
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,917	109,207	106,207
Demand side management program amortization	1,811	1,811	2,034
Deferred income taxes	54,119	55,508	25,312
Amortization of investment tax credits	(327)	(275)	(341)
Allowance for equity funds used during construction	(7,272)	(5,342)	(4,188)
Provision for bad debts	2,915	3,655	3,990
Net derivative losses	269	268	268
Changes in operating assets and liabilities:
Accounts receivable	(3,429)	(23,518)	1,691
Accrued unbilled revenues	5,250	6,042	(4,399)
Inventories	4,238	(5,726)	(2,702)
Prepayments and other	(3,901)	(2,480)	10,920
Accounts payable	(13,730)	(1,527)	(17,015)
Net regulatory assets and liabilities	24,243	6,090	(20,082)
Other current liabilities	1,780	5,717	3,902
Pension and other employee benefit obligations	(13,706)	(7,576)	(4,213)
Change in other noncurrent assets	(1,541)	1,509	(2,868)
Change in other noncurrent liabilities	(1,912)	(4,299)	747
Net cash provided by operating activities	271,093	228,965	177,330
Investing activities
Utility capital/construction expenditures	(384,626)	(308,223)	(309,408)
Proceeds from the sale of assets	-	-	87,823
Allowance for equity funds used during construction	7,272	5,342	4,188
Investments in utility money pool arrangement	(217,000)	(40,300)	(204,200)
Receipts from utility money pool arrangement	217,000	40,300	281,200
Other, net	-	221	-
Net cash used in investing activities	(377,354)	(302,660)	(140,397)
Financing activities
Proceeds from (repayment of) short-term borrowings, net	9,000	(49,000)	49,000
Proceeds from issuance of long-term debt	108,678	193,137	-
Repayment of long-term debt	-	(101,800)	(25,000)
Borrowings under utility money pool arrangement	265,000	293,500	483,200
Repayments under utility money pool arrangement	(270,000)	(288,500)	(483,200)
Capital contributions from parent	60,024	89,631	583
Dividends paid to parent	(66,609)	(64,401)	(67,101)
Net cash provided by (used in) financing activities	106,093	72,567	(42,518)

Net change in cash and cash equivalents	(168)	(1,128)	(5,585)
Cash and cash equivalents at beginning of year	650	1,778	7,363
Cash and cash equivalents at end of year	$482	$650	$1,778
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(61,268)	$(57,122)	$(57,969)
Cash paid for income taxes, net	(13,763)	(2,245)	(7,277)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$38,751	$23,570	$9,539

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in thousands of dollars, except share data)

	Dec. 31
	2012	2011
Assets
Current assets
Cash and cash equivalents	$482	$650
Accounts receivable, net	62,067	65,030
Accounts receivable from affiliates	4,791	1,314
Accrued unbilled revenues	98,892	104,142
Inventories	31,337	35,575
Regulatory assets	24,020	25,244
Derivative instruments	7,892	7,892
Deferred income taxes	27,528	18,247
Prepayments and other	11,387	7,486
Total current assets	268,396	265,580

Property, plant and equipment, net	2,861,756	2,594,732

Other assets
Regulatory assets	324,081	294,813
Derivative instruments	48,949	56,841
Other	14,759	11,883
Total other assets	387,789	363,537
Total assets	$3,517,941	$3,223,849

Liabilities and Equity
Current liabilities
Short-term debt	$9,000	$-
Borrowings under utility money pool arrangement	-	5,000
Accounts payable	141,327	140,412
Accounts payable to affiliates	12,363	11,828
Regulatory liabilities	75,891	57,104
Taxes accrued	19,380	19,910
Accrued interest	15,104	13,842
Dividends payable	16,773	16,913
Derivative instruments	3,601	3,601
Other	31,084	29,841
Total current liabilities	324,523	298,451

Deferred credits and other liabilities
Deferred income taxes	662,201	596,581
Regulatory liabilities	91,815	105,335
Asset retirement obligations	17,607	27,266
Derivative instruments	37,790	41,391
Pension and employee benefit obligations	97,273	76,307
Other	6,093	8,345
Total deferred credits and other liabilities	912,779	855,225

Commitments and contingencies
Capitalization
Long-term debt	1,103,684	993,314
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2012 and Dec. 31, 2011	-	-
Additional paid in capital	843,186	783,162
Retained earnings	335,101	295,201
Accumulated other comprehensive loss	(1,332)	(1,504)
Total common stockholder’s equity	1,176,955	1,076,859
Total liabilities and equity	$3,517,941	$3,223,849

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands of dollars, except share data)

	Common Stock Issued				Accumulated	Total
			Additional		Other	Common
			Paid In	Retained	Comprehensive	Stockholder’s
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2009	100	$-	$692,948	$258,409	$(1,847)	$949,510
Comprehensive income:
Net income				78,067		78,067
Other comprehensive income					172	172
Comprehensive income for 2010						78,239
Common dividends declared to parent				(66,219)		(66,219)
Contribution of capital by parent			583			583
Balance at Dec. 31, 2010	100	$-	$693,531	$270,257	$(1,675)	$962,113
Comprehensive income:
Net income				89,901		89,901
Other comprehensive income					171	171
Comprehensive income for 2011						90,072
Common dividends declared to parent				(64,957)		(64,957)
Contribution of capital by parent			89,631			89,631
Balance at Dec. 31, 2011	100	$-	$783,162	$295,201	$(1,504)	$1,076,859
Comprehensive income:
Net income				106,369		106,369
Other comprehensive income					172	172
Comprehensive income for 2012						106,541
Common dividends declared to parent				(66,469)		(66,469)
Contribution of capital by parent			60,024			60,024
Balance at Dec. 31, 2012	100	$-	$843,186	$335,101	$(1,332)	$1,176,955

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CAPITALIZATION
(amounts in thousands of dollars, except share data)

	Dec. 31
	2012	2011
Long-Term Debt
First Mortgage Bonds, Series due:
Aug. 15, 2041, 4.5%	$300,000	$200,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	200,000
Unsecured Senior G Notes, due Dec. 1, 2018, 8.75%	250,000	250,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Unamortized premium (discount)	3,684	(6,686)
Total	1,103,684	993,314
Less current maturities	-	-
Total long-term debt	$1,103,684	$993,314

Common Stockholder’s Equity
Common stock — 200 shares authorized of $1.00 par value, 100 shares outstanding at Dec. 31, 2012 and 2011, respectively	$-	$-
Additional paid in capital	843,186	783,162
Retained earnings	335,101	295,201
Accumulated other comprehensive loss	(1,332)	(1,504)
Total common stockholder’s equity	$1,176,955	$1,076,859

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

Variable Interest Entities — SPS evaluates its arrangements and contracts with other entities, including but not limited to, PPAs and fuel contracts to determine if the other party is a variable interest entity, if SPS has a variable interest and if SPS is the primary beneficiary.  SPS follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity’s financial performance and power to direct those activities, when determining whether SPS is a variable interest entity’s primary beneficiary.  See Note 11 for further discussion of variable interest entities.

Use of Estimates — In recording transactions and balances resulting from business operations, SPS uses estimates based on the best information available.  Estimates are used for such items as plant depreciable lives, AROs, regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs.  The recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Those revisions can affect operating results.

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

If restructuring or other changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on SPS’ financial condition, results of operations and cash flows.  See Note 12 for further discussion of regulatory assets and liabilities.

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

SPS has various rate-adjustment mechanisms in place that provide for the recovery of electric fuel costs and purchased energy costs.  These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.  When applicable, under governing regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.

Conservation Programs — SPS has implemented programs in its jurisdictions to assist customers in conserving energy and reducing peak demand on the electric system.  These programs include, but are not limited to commercial process efficiency and lighting updates, as well as residential rebates for participation in air conditioner interruption and energy-efficient appliances.

The costs incurred for some DSM programs are deferred as permitted by the applicable regulatory jurisdiction. For those programs, costs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. For incentive programs designed to allow adjustments of future rates for recovery of lost margins and/or conservation performance incentives, recorded revenues are limited to those amounts expected to be collected within 24 months following the end of the annual period in which they are earned.  SPS recovers approved conservation program costs in base rate revenue or through a rider.

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost.  The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC.  The cost of plant retired is charged to accumulated depreciation and amortization.  Amounts recovered in rates for future removal costs are recorded as regulatory liabilities.  Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred.  Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred.  Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate.  Property, plant and equipment that is to be early decommissioned is reclassified as plant to be retired.

Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable.  Recently completed property, plant and equipment that is disallowed for cost recovery is expensed in the current period.  For investments in property, plant and equipment that are not expected to go into service, incurred costs and related deferred tax amounts are compared to the discounted estimated future rate recovery, and a loss on abandonment is recognized, if necessary.

SPS records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was 2.7 percent for each of the years ended Dec. 31, 2012, 2011 and 2010.

Leases — SPS evaluates a variety of contracts for lease classification at inception, including PPAs and rental arrangements for office space, vehicles, and equipment.  Contracts determined to contain a lease because of per unit pricing that is other than fixed or market price, terms regarding the use of a particular asset, and other factors are evaluated further to determine if the arrangement is a capital lease.  See Note 11 for further discussion of leases.

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

SPS also recovers currently in rates certain future plant removal costs in addition to AROs and related capitalized costs, and a regulatory liability is recognized for such future expenditures.

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

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In making such a determination, all available evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

Xcel Energy Inc. and its subsidiaries, including SPS, file consolidated federal income tax returns as well as combined or separate state income tax returns.  Federal income taxes paid by Xcel Energy Inc. are allocated to Xcel Energy Inc.’s subsidiaries based on separate company computations of tax.  A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with combined state filings.  Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries which are recorded directly in equity by the subsidiaries based on the relative positive tax liabilities of the subsidiaries.

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

Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.  Interest rate hedging transactions are recorded as a component of interest expense.

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

Normal Purchases and Normal Sales — SPS enters into contracts for the purchase and sale of commodities for use in its business operations.  Derivatives and hedging accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting if designated as normal purchases or normal sales.

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

Renewable Energy Credits — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources.  RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  SPS acquires RECs from the generation or purchase of renewable power.

When RECs are purchased or acquired in the course of generation they are recorded as inventory at cost.  The cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.  As a result of certain state regulatory orders, SPS reduces recoverable fuel costs for the cost of certain RECs and records that cost as a regulatory asset when the amount is recoverable in future rates.  Sales of RECs that are purchased or acquired in the course of generation are recorded in electric utility operating revenues on a gross basis.  The cost of these RECs, related transaction costs, and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.

Emission Allowances — Emission allowances, including the annual SO2 and NOx emission allowance entitlement received from the EPA, are recorded at cost plus associated broker commission fees.  SPS follows the inventory accounting model for all emission allowances.  The sales of emission allowances are included in electric utility operating revenues and the operating activities section of the statements of cash flows.

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

2.    Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  SPS implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its financial statements.  For required fair value measurement disclosures, see Notes 7 and 9.

Presentation of Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  SPS implemented the financial statement presentation guidance effective Jan. 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) to clarify the specific instruments and activities that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  SPS does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

Comprehensive Income Disclosures— In February 2013, the FASB issued Comprehensive Income (Topic 220) -– Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures of the amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the financial statements.  These disclosure requirements are effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  SPS does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

3.    Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$66,789	$70,410
Less allowance for bad debts	(4,722)	(5,380)
	$62,067	$65,030

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$18,129	$17,472
Fuel	13,208	18,103
	$31,337	$35,575

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$4,379,208	$4,142,389
Construction work in progress	237,136	153,672
Total property, plant and equipment	4,616,344	4,296,061
Less accumulated depreciation	(1,754,588)	(1,701,329)
	$2,861,756	$2,594,732

4.    Borrowings and Other Financing Instruments

Short-Term Borrowings

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the utility money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.  The following tables present the money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2012
Borrowing limit	$100
Amount outstanding at period end	-
Average amount outstanding	1
Maximum amount outstanding	9
Weighted average interest rate, computed on a daily basis	0.34%
Weighted average interest rate at end of period	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100	$100	$100
Amount outstanding at period end	-	5	-
Average amount outstanding	10	12	16
Maximum amount outstanding	63	71	77
Weighted average interest rate, computed on a daily basis	0.33%	0.35%	0.37%
Weighted average interest rate at end of period	N/A	0.35	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following tables present commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2012
Borrowing limit	$300
Amount outstanding at period end	9
Average amount outstanding	4
Maximum amount outstanding	28
Weighted average interest rate, computed on a daily basis	0.34%
Weighted average interest rate at end of period	0.36

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$300	$300	$248
Amount outstanding at period end	9	-	49
Average amount outstanding	18	54	8
Maximum amount outstanding	106	161	65
Weighted average interest rate, computed on a daily basis	0.39	0.37%	0.37%
Weighted average interest rate at end of period	0.36	N/A	0.37

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2012 and 2011, there were no letters of credit outstanding.

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

At Dec. 31, 2012, SPS had the following committed credit facility available (in millions):

Credit Facility	Drawn (a)	Available
$300.0	$9.0	$291.0

(a)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at Dec. 31, 2012 and 2011.

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
•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent.  SPS was in compliance as its debt-to-total capitalization ratio was 49 percent at Dec. 31, 2012.  If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

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

Deferred Financing Costs — Other assets included deferred financing costs of approximately $9.7 million and $8.9 million, net of amortization, at Dec. 31, 2012 and 2011, respectively.  SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — SPS’ dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for SPS is imposed by its state regulatory commission.  SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent.  In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating.  SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 51.6 percent at Dec. 31, 2012.

5.    Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred		Preferred
Shares		Shares
Authorized	Par Value	Outstanding
10,000,000	$1.00	None

6.    Income Taxes

Medicare Part D — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011.  As of Dec. 31, 2012, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Dec. 31, 2012, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  As of Dec. 31, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	3.7	4.6
Total unrecognized tax benefit	$3.9	$4.8

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2012	2011	2010
Balance at Jan. 1	$4.8	$4.3	$2.9
Additions based on tax positions related to the current year	1.1	1.5	1.3
Reductions based on tax positions related to the current year	(1.6)	(0.2)	-
Additions for tax positions of prior years	0.8	2.5	0.2
Reductions for tax positions of prior years	(1.2)	(0.3)	(0.1)
Settlements with taxing authorities	-	(3.0)	-
Balance at Dec. 31	$3.9	$4.8	$4.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(2.0)	$(2.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Dec. 31, 2012, 2011, and 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2012, 2011 or 2010.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset.  NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2012	2011
Federal NOL carryforward	$158.0	$175.1
Federal tax credit carryforwards	1.3	1.3
State NOL carryforwards	21.0	37.3

The federal carryforward periods expire between 2021 and 2031.  The state carryforward periods expire between 2014 and 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	2.2	2.9	1.7
Regulatory differences - utility plant items	(0.4)	(0.1)	0.2
Tax credits recognized	(0.2)	(0.3)	(0.4)
Medicare Part D	-	-	1.5
Other, net	0.3	0.5	0.5
Effective income tax rate	36.9%	38.0%	38.5%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Current federal tax expense (benefit)	$6,549	$(1,993)	$19,850
Current state tax expense	2,712	3,287	2,669
Current change in unrecognized tax (benefit) expense	(824)	(1,394)	1,376
Deferred federal tax expense	50,189	50,903	25,905
Deferred state tax expense	3,069	3,240	747
Deferred change in unrecognized tax expense (benefit)	861	1,365	(1,340)
Deferred investment tax credits	(327)	(275)	(341)
Total income tax expense	$62,229	$55,133	$48,866

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Deferred tax expense excluding items below	$55,749	$56,181	$25,318
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(1,533)	(575)	90
Tax expense allocated to other comprehensive income	(97)	(98)	(96)
Deferred tax expense	$54,119	$55,508	$25,312

The components of the net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2012	2011
Deferred tax liabilities:
Difference between book and tax bases of property	$654,259	$597,122
Employee benefits	51,394	56,069
Other	24,034	21,359
Total deferred tax liabilities	$729,687	$674,550

Deferred tax assets:
NOL carryforward	$59,562	$65,278
Deferred fuel costs	11,952	2,473
Unbilled revenue - fuel costs	10,555	13,138
Regulatory liabilities	6,176	7,501
Other	7,359	7,826
Total deferred tax assets	$95,604	$96,216
Net deferred tax liability	$634,083	$578,334

7.    Benefit Plans and Other Postretirement Benefits

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

Xcel Energy, which includes SPS, offers various benefit plans to its employees.  Approximately 65 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2012, SPS had 836 bargaining employees covered under a collective-bargaining agreement, which expires in October 2014.

The plans invest in various instruments which are disclosed under the accounting guidance for fair value measurements which establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring fair value.  The three levels in the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets as of the reporting date.  The types of assets included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as common stocks listed by the New York Stock Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as corporate bonds with pricing based on market interest rate curves and recent trades of similarly rated securities.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan.  The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants.  The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans.  The total obligations of the SERP and nonqualified plan as of Dec. 31, 2012 and 2011 were $39.4 million and $54.8 million, respectively, of which $3.3 million and $3.3 million were attributable to SPS.   In 2012 and 2011, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $15.6 million and $5.7 million, respectively, of which $0.3 million and $0.3 million were attributable to SPS. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and SPS base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts.  The pension cost determination assumes a forecasted mix of investment types over the long-term.  Investment returns were above the assumed levels of 6.68 percent in 2012 and 6.80 percent in 2011 and 2010.  Xcel Energy Inc. and SPS continually review the pension assumptions.  In 2013, SPS’ expected investment-return assumption is 6.49 percent.

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

The following table presents the target pension asset allocations for SPS:

	2012	2011
Domestic and international equity securities	21%	20%
Long-duration fixed income securities	50	50
Short-to-intermediate term fixed income securities	8	9
Alternative investments	19	18
Cash	2	3
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, SPS’ pension plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,765	$-	$-	$26,765
Derivatives	-	1,388	-	1,388
Government securities	-	33,676	-	33,676
Corporate bonds	-	95,726	-	95,726
Asset-backed securities	-	-	1,755	1,755
Mortgage-backed securities	-	-	4,331	4,331
Common stock	7,762	-	-	7,762
Private equity investments	-	-	17,049	17,049
Commingled funds	-	183,957	-	183,957
Real estate	-	-	6,969	6,969
Securities lending collateral obligation and other	-	(3,240)	-	(3,240)
Total	$34,527	$311,507	$30,104	$376,138

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,539	$-	$-	$13,539
Derivatives	-	1,600	-	1,600
Government securities	-	25,233	-	25,233
Corporate bonds	-	112,328	-	112,328
Asset-backed securities	-	-	4,018	4,018
Mortgage-backed securities	-	-	7,907	7,907
Common stock	6,770	-	-	6,770
Private equity investments	-	-	16,159	16,159
Commingled funds	-	165,495	-	165,495
Real estate	-	-	3,586	3,586
Securities lending collateral obligation and other	-	(6,581)	-	(6,581)
Total	$20,309	$298,075	$31,670	$350,054

The following tables present the changes in SPS’ Level 3 pension plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2012	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2012
Asset-backed securities	$4,018	$531	$(741)	$(2,053)	$1,755
Mortgage-backed securities	7,907	245	(265)	(3,556)	4,331
Private equity investments	16,159	1,886	(2,296)	1,300	17,049
Real estate	3,586	2	551	2,830	6,969
Total	$31,670	$2,664	$(2,751)	$(1,479)	$30,104

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$3,450	$328	$(355)	$595	$4,018
Mortgage-backed securities	11,060	170	(865)	(2,458)	7,907
Private equity investments	11,464	401	1,300	2,994	16,159
Real estate	10,132	(61)	3,131	(9,616)	3,586
Total	$36,106	$838	$3,211	$(8,485)	$31,670

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$6,563	$466	$(378)	$(3,201)	$3,450
Mortgage-backed securities	16,444	1,744	(1,732)	(5,396)	11,060
Private equity investments	11,303	(95)	9,703	(9,447)	11,464
Real estate	9,183	(156)	1,118	(13)	10,132
Total	$43,493	$1,959	$8,711	$(18,057)	$36,106

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2012	2011
Accumulated Benefit Obligation at Dec. 31	$416,808	$368,585

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$403,367	$370,587
Service cost	8,520	7,690
Interest cost	19,697	20,036
Plan amendments	98	-
Actuarial loss	45,881	27,512
Benefit payments	(23,379)	(22,458)
Obligation at Dec. 31	$454,184	$403,367

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$350,054	$337,421
Actual return on plan assets	36,403	29,913
Employer contributions	13,060	5,178
Benefit payments	(23,379)	(22,458)
Fair value of plan assets at Dec. 31	$376,138	$350,054

(Thousands of Dollars)	2012	2011
Funded Status of Plans at Dec. 31:
Funded status (a)	$(78,046)	$(53,313)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheets.

(Thousands of Dollars)	2012	2011
SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$244,412	$222,849
Prior service cost	963	2,401
Total	$245,375	$225,250

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$14,877	$14,761
Noncurrent regulatory assets	230,498	210,489
Total	$245,375	$225,250

Measurement date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.00%	5.00%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP 2000	RP 2000

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

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2013:

•	In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $21.9 million was attributable to SPS;
•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $13.1 million was attributable to SPS;
•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $5.2 million was attributable to SPS;
•	For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

Plan Amendments —Xcel Energy, which includes SPS, amended the plan in 2012 to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans.  Xcel Energy and SPS also modified the benefit formula for nonbargaining and bargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of SPS’ net periodic pension cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$8,520	$7,690	$7,008
Interest cost	19,697	20,036	19,997
Expected return on plan assets	(24,928)	(26,316)	(27,542)
Amortization of prior service cost	1,438	1,505	1,504
Amortization of net loss	12,897	9,046	4,826
Net periodic pension cost	$17,624	$11,961	$5,793
Costs not recognized due to effects of regulation	(4,300)	(2,300)	-
Net benefit cost recognized for financial reporting	$13,324	$9,661	$5,793

	2012	2011	2010
Significant Assumptions Used to Measure Costs:
Discount rate	5.00%	5.50%	6.00%
Expected average long-term increase in compensation level	4.00	4.00	4.00
Expected average long-term rate of return on assets	6.68	6.80	6.80

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs.  Amounts allocated to SPS were $4.1 million, $2.9 million and $2.2 million in 2012, 2011 and 2010, respectively.  Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2013 pension cost calculations is 6.49 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including SPS, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.  As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover substantially all employees.  The contributions to these plans for SPS were approximately $2.3 million in 2012, $2.0 million in 2011 and $2.0 million in 2010.

Postretirement Health Care Benefits

Xcel Energy, which includes SPS, has a contributory health and welfare benefit plan that provides health care and death benefits to certain retirees.  Xcel Energy discontinued contributing toward health care benefits for former NCE, which includes SPS, nonbargaining employees retiring after June 30, 2003.  Employees of NCE who retired in 2002 continue to receive employer-subsidized health care benefits.  Nonbargaining employees of the former NCE who retired after 1998, bargaining employees of the former NCE who retired after 1999 and nonbargaining employees of NCE who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

In 1993, Xcel Energy Inc. and SPS adopted accounting guidance regarding other non-pension postretirement benefits and elected to amortize the unrecognized APBO on a straight-line basis over 20 years.

Regulatory agencies for nearly all retail and wholesale utility customers have allowed rate recovery of accrued postretirement benefit costs.

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

Xcel Energy Inc. and SPS base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio.  The assets are invested in a portfolio according to Xcel Energy Inc.’s and SPS’ return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, correlation and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity.  Investment-return volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, SPS’ postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,774	$-	$-	$8,774
Government securities	-	7,061	-	7,061
Insurance contracts	-	4,807	-	4,807
Corporate bonds	-	4,211	-	4,211
Asset-backed securities	-	-	73	73
Mortgage-backed securities	-	-	3,841	3,841
Commingled funds	-	21,958	-	21,958
Other	-	(4,503)	-	(4,503)
Total	$8,774	$33,534	$3,914	$46,222

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,387	$-	$-	$5,387
Derivatives	-	1,238	-	1,238
Government securities	-	6,156	-	6,156
Corporate bonds	-	5,740	-	5,740
Asset-backed securities	-	-	730	730
Mortgage-backed securities	-	-	2,535	2,535
Preferred stock	-	40	-	40
Commingled funds	-	18,892	-	18,892
Securities lending collateral obligation and other	-	(1,039)	-	(1,039)
Total	$5,387	$31,027	$3,265	$39,679

The following tables present the changes in SPS’ Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2012	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2012
Asset-backed securities	$730	$(32)	$179	$(804)	$73
Mortgage-backed securities	2,535	(70)	377	999	3,841
Total	$3,265	$(102)	$556	$195	$3,914

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$245	$(2)	$(101)	$588	$730
Mortgage-backed securities	1,820	(157)	194	678	2,535
Total	$2,065	$(159)	$93	$1,266	$3,265

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$752	$(25)	$75	$(557)	$245
Mortgage-backed securities	4,266	(88)	332	(2,690)	1,820
Total	$5,018	$(113)	$407	$(3,247)	$2,065

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2012	2011
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$55,165	$50,582
Service cost	1,259	1,092
Interest cost	2,831	2,722
Medicare subsidy reimbursements	404	404
Early Retiree Reinsurance Program proceeds shared with retirees	-	260
Plan amendments	(4,334)	-
Plan participants’ contributions	2,004	2,315
Actuarial loss	7,120	4,065
Benefit payments	(5,189)	(6,275)
Obligation at Dec. 31	$59,260	$55,165

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$39,679	$39,946
Actual return on plan assets	5,375	61
Plan participants’ contributions	2,004	2,315
Employer contributions	4,353	3,632
Benefit payments	(5,189)	(6,275)
Fair value of plan assets at Dec. 31	$46,222	$39,679

(Thousands of Dollars)	2012	2011
Funded Status of Plans at Dec. 31:
Funded status (a)	$(13,038)	$(15,486)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheet.

(Thousands of Dollars)	2012	2011
SPS Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit:
Net gain	$(90)	$(3,281)
Prior service credit	(4,317)	(131)
Transition obligations	-	1,545
Total	$(4,407)	$(1,867)

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory liabilities	$(954)	$(1,867)
Noncurrent regulatory liabilities	(3,453)	-
Total	$(4,407)	$(1,867)

Measurement date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.10%	5.00%
Mortality table	RP 2000	RP 2000
Health care costs trend rate - initial	7.50%	6.31%

Effective Dec. 31, 2012, the initial medical trend rate was increased from 6.3 percent to 7.5 percent.  The ultimate trend assumption was reduced from 5.0 percent to 4.5 percent.  The period until the ultimate rate is reached is seven years.  Xcel Energy Inc. and SPS base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on SPS:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$5,220	$(4,196)
Service and interest components	472	(380)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans.  Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy, which includes SPS, contributed $47.1 million and $49.0 million during 2012 and 2011, of which $4.4 million and $3.6 million were attributable to SPS.  Xcel Energy expects to contribute approximately $21.8 million during 2013, of which amounts attributable to SPS will be immaterial.

Plan Amendments — The 2011 decrease of the projected Xcel Energy and SPS postretirement health and welfare benefit obligation for plan amendments is due to changes in the participant co-pay structure for certain retiree groups and the elimination of dental and vision benefits for some nonbargaining retirees.  The 2012 decrease of the projected Xcel Energy and SPS postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of SPS’ net periodic postretirement benefit cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$1,259	$1,092	$951
Interest cost	2,831	2,722	2,899
Expected return on plan assets	(2,701)	(3,006)	(2,639)
Amortization of transition obligation	1,545	1,669	1,669
Amortization of prior service cost	(148)	(51)	(51)
Amortization of net loss	1,256	855	772
Net periodic postretirement benefit cost	$4,042	$3,281	$3,601

	2012	2011	2010
Significant Assumptions Used to Measure Costs:
Discount rate	5.00%	5.50%	6.00%
Expected average long-term rate of return on assets	6.75	7.50	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments — The following table lists SPS’ projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2013	$24,684	$3,271	$32	$3,239
2014	26,123	3,363	38	3,325
2015	26,660	3,643	42	3,601
2016	26,715	3,758	51	3,707
2017	28,019	3,832	56	3,776
2018-2022	146,565	18,239	210	18,029

8.    Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2012	2011	2010
Interest income	$379	$506	$250
Other nonoperating income	36	11	57
Insurance policy expense	(369)	(111)	(280)
Other income, net	$46	$406	$27

9.    Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  SPS had no assets or liabilities measured at fair value on a recurring basis as of Dec. 31, 2012 and 2011.

Derivative Instruments

SPS may enter into derivative instruments, including forward contracts, futures, swaps and options, to manage risk in connection with changes in interest rates and electric utility commodity prices.

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

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.3 million for each of the years ended Dec. 31, 2012, 2011 and 2010.

Wholesale and Commodity Trading Risk — SPS conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments.  SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At Dec. 31, 2012 and 2011, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of the counterparties to its interest rate and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of SPS’ own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the balance sheets.

SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale activities.  At Dec. 31, 2012, three of SPS’ 10 most significant counterparties for these activities, comprising $7.6 million or 12 percent of this credit exposure at Dec. 31, 2012, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Six of the 10 most significant counterparties, comprising $34.0 million or 55 percent of this credit exposure at Dec. 31, 2012, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.  One significant counterparty, comprising $6.8 million or 11 percent of this credit exposure at Dec. 31, 2012, had credit quality less than investment grade, based on SPS’ internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included in the statements of common stockholder’s equity and in the statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2012	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,504)	$(1,675)	$(1,847)
After-tax net realized losses on derivative transactions reclassified into earnings	172	171	172
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(1,332)	$(1,504)	$(1,675)

At Dec. 31, 2012 and 2011, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term PPAs at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Fair Value of Long-Term Debt

As of Dec. 31, 2012 and 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2012		2011
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,103,684	$1,327,538	$993,314	$1,176,020

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2012 and 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair values may differ significantly.

10.  Rate Matters

Pending Regulatory Proceedings — PUCT

Base Rate

SPS - Texas 2012 Electric Rate Case — In November 2012, SPS filed an electric rate case in Texas with the PUCT for an increase in annual revenue of approximately $90.2 million.  The rate filing is based on a historic twelve month test year ended June 30, 2012 adjusted for known and measurable changes, a requested ROE of 10.65 percent, an electric rate base of $1.15 billion and an equity ratio of 52 percent.

The procedural schedule is as follows:
•	Intervenor Direct Testimony – March 22, 2013
•	Staff Direct Testimony – April 2, 2013
•	SPS Rebuttal Testimony – April 12, 2013
•	Hearing Starts – April 23, 2013
•	The procedural order also establishes July 1, 2013 as the latest date rates from this case will become effective.

In an effort to pursue settlement, the parties have asked the ALJ for a four week extension for filing Intervenor Direct Testimony, but that in the event the ultimate decision is delayed beyond July 1, 2013, that SPS could implement a surcharge for any approved increase for the period from July 1 to final rate implementation.

Pending Regulatory Proceedings — NMPRC

SPS - New Mexico 2012 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million.  The rate filing is based on a 2014 forecast test year, a requested ROE of 10.65 percent, a jurisdictional electric rate base of $479.8 million and an equity ratio of 53.89 percent.  A NMPRC decision is expected in the fourth quarter of 2013 with the implementation of final rates anticipated in the first quarter of 2014.

The procedural schedule is as follows:
•	Intervenor and Staff Direct Testimony – May 6, 2013
•	Rebuttal Testimony – May 20, 2013
•	Hearing Starts – June 3, 2013

Pending Regulatory Proceedings — FERC

Wholesale Rate Complaint — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a rate complaint with the FERC alleging that SPS’ rates for wholesale service were excessive.  Golden Spread alleges that the base ROE currently charged to them through the SPS production formula rate, of 10.25 percent, and the SPS transmission base formula rate, ROE of 10.77 percent, is unjust and unreasonable.  Golden Spread alleges that the appropriate base ROE is 9.15 percent, or an annual difference of approximately $3.3 million.  An additional 50 basis point incentive is added to the base ROE for the transmission formula rate for SPS’ participation in the SPP RTO.  Golden Spread is not contesting this transmission incentive.  The FERC has taken no action on this complaint.

11.  Commitments and Contingencies

Commitments

Capital Commitments — SPS has made commitments in connection with a portion of its projected capital expenditures.  SPS’ capital commitments primarily relate to transmission project plans.

SPS Transmission NTC — SPS has accepted NTCs for several hundred miles of transmission line and related substation projects based on needs identified through SPP’s various planning processes, including those associated with economics, reliability, generator interconnection or the load addition processes.  One of the major projects committed to is the TUCO to Woodward District Extra High Voltage Interchange, a 345 kV transmission line.  This line connects the TUCO substation near Lubbock, Texas with the OGE substation in Woodward, Okla.  The PUCT approved SPS’ CCN to build the line in 2012.  It is anticipated to be complete in 2014.

Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2013 and 2033.  SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.  SPS’ risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass-through of most fuel, storage and transportation costs to customers.

The estimated minimum purchases for SPS under these contracts as of Dec. 31, 2012, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2013	$317.3	$45.1	$27.7
2014	236.3	12.0	23.5
2015	196.8	-	22.1
2016	50.3	-	22.1
2017	40.9	-	21.3
Thereafter	-	-	112.1
Total	$841.6	$57.1	$228.8

PPAs — SPS has entered into PPAs with other utilities and energy suppliers with expiration dates through 2024 for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance or during outages, and meet operating reserve obligations.  In general, these contracts provide for energy payments based on actual power taken under the contracts, as well as capacity payments.  Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices; however, the effects of price adjustments are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $36.2 million, $39.7 million and $42.0 million in 2012, 2011 and 2010, respectively.  At Dec. 31, 2012, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)
2013	$40.7
2014	54.7
2015	58.8
2016	59.3
2017	60.5
Thereafter	130.0
Total (a)	$404.0

(a)	Excludes contingent energy payments for renewable energy PPAs.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — SPS leases a variety of equipment and facilities used in the normal course of business.  These leases, primarily for certain PPAs, office space, generating facilities, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases.  Total expenses under operating lease obligations were approximately $59.9 million, $58.8 million and $56.6 million for 2012, 2011 and 2010, respectively.  These expenses included capacity payments for PPAs accounted for as operating leases of $56.0 million, $54.4 million and $52.8 million in 2012, 2011 and 2010, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable guidance.  Future commitments under operating leases are:

			Total
	Operating	PPA	Operating
(Millions of Dollars)	Leases	Operating Leases (a) (b)	Leases
2013	$2.9	$52.3	$55.2
2014	3.0	49.7	52.7
2015	3.1	44.4	47.5
2016	3.0	44.5	47.5
2017	2.1	44.5	46.6
Thereafter	13.6	699.6	713.2

(a)	Amounts do not include PPAs accounted for as executory contracts.
(b)	PPA operating leases contractually expire through 2033.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, SPS purchases power from independent power producing entities that own natural gas fueled power plants for which SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases.  These specific PPAs create a variable interest in the associated independent power producing entity.

SPS has determined that certain independent power producing entities are variable interest entities.  SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in PPAs.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of Dec. 31, 2012 and 2011, SPS had approximately 827 MW of capacity under long-term PPAs with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2033.

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

Site Remediation — Various federal and state environmental laws impose liability, without regard to the legality of the original conduct, where hazardous substances or other regulated materials have been released to the environment.  SPS may sometimes pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants operated by SPS or other entities; and third-party sites, such as landfills, for which SPS is alleged to be a PRP that sent hazardous materials and wastes to that site.

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

Environmental Requirements

EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare.  In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  SPS is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at SPS’ power plants.

GHG New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that CO2 emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the CAA.  It is not known when the EPA will propose new standards for existing sources.

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

CSAPR — In 2011, the EPA issued the CSAPR to address long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Texas.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and specifically would have required plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the CAIR pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  In January 2013, the D.C. Circuit denied all requests for rehearing.  It is not yet known whether the D.C. Circuit’s decision will be appealed, or how the EPA might approach a replacement rule.  Therefore, it is not known what requirements may be imposed in the future.

If the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1.  SPS plans to install the same combustion control technology on Tolk Unit 2 in 2014.  These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances.  In addition, SPS has sufficient SO2 allowances to comply with the CAIR in 2013.  At Dec. 31, 2012, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  SPS expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects.  SPS believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules, known as BART, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  SPS generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

Harrington Units 1 and 2 are potentially subject to BART.  Texas has developed a state implementation plan (the Texas SIP) that finds the CAIR equal to BART for EGUs.  As a result, no additional controls beyond CAIR compliance would be required.  In May 2012, the EPA deferred its review of the Texas SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs.  It is not yet known how the D.C. Circuit’s reversal of the CSAPR may impact the EPA’s approval of the Texas SIP.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM.  In areas where SPS operates power plants, current monitored air concentrations are below the level of the final annual primary standard.  The EPA is expected to designate non-compliant locations by December 2014.  States would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until the final designations have been made.

Proposed Coal Ash Regulation — SPS’ operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste.  In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  SPS’ costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for plant related to steam production and electric transmission and distribution.  The steam production obligation includes asbestos and ash containment facilities.  The asbestos recognition associated with the steam production includes certain plants.  This asbestos abatement removal obligation originated in 1973 with the CAA applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  The AROs also have been recorded for SPS steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills and the AROs origination dates on the ARO recognition for ash-containment facilities at steam plants were the in-service date of the various facilities.

An ARO was recognized for the removal of electric transmission and distribution equipment at SPS, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year.  Therefore, the obligation was measured using an average service life.

A reconciliation of SPS’ AROs is shown in the tables below for the years ended Dec. 31, 2012 and 2011:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2012	Liabilities Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2012
Steam production asbestos	$20,803	$-	$1,422	$(11,246)	$10,979
Steam production ash containment	719	-	45	-	764
Electric transmission and distribution	5,744	-	208	(88)	5,864
Total liability	$27,266	$-	$1,675	$(11,334)	$17,607

(Thousands of Dollars)	Beginning Balance Jan. 1, 2011	Liabilities Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2011
Steam production asbestos	$19,960	$(514)	$1,357	$-	$20,803
Steam production ash containment	345	-	22	352	719
Electric transmission and distribution	826	-	49	4,869	5,744
Total liability	$21,131	$(514)	$1,428	$5,221	$27,266

In 2012, SPS revised asbestos and electric transmission and distribution AROs due to revised estimated cash flows.  In 2011, SPS revised ash-containment facilities and electric and distribution AROs due to revised estimated cash flows.

Removal Costs — SPS records a regulatory liability for the plant removal costs of steam and other generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long time periods over which the amounts were accrued and the changing of rates over time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities.  Removal costs as of Dec. 31, 2012 and 2011, were $67 million and $74 million, respectively.

Legal Contingencies

SPS is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on SPS’ financial statements.  Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of SPS, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and SPS.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind (JD Wind)) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy produced from the Exelon Wind subsidiaries’ projects.  There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2007.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS has paid Exelon Wind for energy under SPS’ PUCT QF Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT QF Tariff, which became effective in August 2010. The state and federal lawsuits are in various stages of litigation.  SPS believes the likelihood of loss in these lawsuits is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms.  No accrual has been recorded for this matter.

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

The components of regulatory assets shown on the balance sheets of SPS at Dec. 31, 2012 and Dec. 31, 2011 are:

	See	Remaining
(Thousands of Dollars)	Note(s)	Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$15,038	$238,398	$14,879	$214,111
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	-	27,591	-	25,053
Net AROs (b)	11	Plant lives	-	21,714	-	19,920
Conservation programs (c)	1	One to six years	1,735	9,095	1,834	10,786
Renewable resources and environmental initiatives	11	One to four years	4,094	15,101	1,458	10,795
Losses on reacquired debt	4	Term of related debt	1,225	4,922	1,228	6,146
Deferred income tax adjustment	1, 6	Typically plant lives	-	4,859	-	6,040
Recoverable electric energy costs	1	Less than one year	873	-	1,439	-
Other		Various	1,055	2,401	4,406	1,962
Total regulatory assets			$24,020	$324,081	$25,244	$294,813

(a)	Includes the non-qualified pension plan.
(b)	Includes amounts recorded for future recovery of AROs.
(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the balance sheets of SPS at Dec. 31, 2012 and Dec. 31, 2011 are:

	See	Remaining
(Thousands of Dollars)	Note(s)	Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$-	$66,575	$-	$74,402
Deferred electric energy costs	1	Less than one year	61,874	-	43,295	-
Contract valuation adjustments (a)	1, 9	Term of related contract	4,292	11,159	4,292	15,450
Gain from asset sales	16	Various	4,903	8,272	4,899	13,229
Conservation programs (b)	1	Less than one year	1,875	-	2,222	-
Other		Various	2,947	5,809	2,396	2,254
Total regulatory liabilities			$75,891	$91,815	$57,104	$105,335

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements.
(b)	Includes costs for conservation programs as well as incentives allowed in certain jurisdictions.

At Dec. 31, 2012, approximately $25 million of SPS' regulatory assets represented past expenditures not currently earning a return.  This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

13.  Segments and Related Information

SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy Inc. and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Revenues were $1,540.1 million, $1,707.6 million and $1,613.0 million for the years ended Dec. 31, 2012, 2011 and 2010, respectively.

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

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2012	2011	2010
Operating revenues:
Electric	$6,539	$7,187	$6,805
Operating expenses:
Purchased power	9,271	10,896	9,428
Other operating expenses — paid to Xcel Energy Services Inc.	117,277	118,370	109,111
Interest expense	76	83	90
Interest income	10	1	25

Accounts receivable and payable with affiliates at Dec. 31 were:

	2012		2011
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$3,820	$-	$1,314	$-
NSP-Wisconsin	4	-	-	-
PSCo	-	69	-	319
Other subsidiaries of Xcel Energy Inc.	967	12,294	-	11,509
	$4,791	$12,363	$1,314	$11,828

15.  Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$340,488	$380,201	$471,889	$347,477
Operating income	31,845	61,891	107,509	24,510
Net income	11,360	30,294	58,247	6,468

	Quarter Ended
(Thousands of Dollars)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating revenues	$381,209	$433,289	$522,921	$370,146
Operating income	29,499	53,433	92,885	24,780
Net income	10,238	24,672	48,581	6,410

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

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting.  SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2012, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2012.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Statements of Comprehensive Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Statements of Cash Flows — For the three years ended Dec. 31, 2012, 2011 and 2010.
Balance Sheets — As of Dec. 31, 2012 and 2011.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2012, 2011 and 2010.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
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

4.08*	Indenture dated as of Aug. 1, 2011 between SPS and U.S, Bank NA, as Trustee (Exhibit 4.01 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).
4.09*
Supplemental Indenture dated as of Aug. 3, 2011 between SPS and U.S. Bank NA, as Trustee, creating $200 million principal amount of 4.50 percent First Mortgage Bonds, Series No. 1 due 2041  (Exhibit 4.02 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).

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

10.22+
Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (as amended and restated effective Nov. 29, 2011) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.23+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.24*
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
101t
The following materials from SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flow, (iv) the Balance Sheets, (v) the Statements of Stockholder’s Equity, (vi) Notes to Condensed Financial Statements, and (vii) document and entity information.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2012, 2011 AND 2010
(amounts in thousands)

		Additions
		Charged to	Charged to	Deductions
	Balance at	Costs and	Other	from	Balance at
	Jan. 1	Expenses	Accounts (a)	Reserves (b)	Dec. 31
Allowance for bad debts:
2012	$5,380	$2,915	$1,202	$4,775	$4,722
2011	5,095	3,655	1,139	4,509	5,380
2010	4,415	3,990	998	4,308	5,095

(a)	Recovery of amounts previously written off.
(b)	Principally bad debts written off.

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