Form 10-Q
period 2013-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2013-05-06
CIK 92521

Light                                                s
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $1 par value	100 shares

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating revenues	$374,257	$340,488

Operating expenses
Electric fuel and purchased power	231,234	203,261
Operating and maintenance expenses	64,570	63,140
Demand side management program expenses	3,040	3,077
Depreciation and amortization	30,205	27,846
Taxes (other than income taxes)	12,149	11,319
Total operating expenses	341,198	308,643

Operating income	33,059	31,845

Other expense, net	(48)	(122)
Allowance for funds used during construction – equity	2,622	1,690

Interest charges and financing costs
Interest charges – includes other financing costs of $736 and $768, respectively	17,773	16,706
Allowance for funds used during construction – debt	(1,609)	(1,083)
Total interest charges and financing costs	16,164	15,623

Income before income taxes	19,469	17,790
Income taxes	6,885	6,430
Net income	$12,584	$11,360

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$12,584	$11,360

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $24 for each of the three months ended March 31, 2013 and 2012	42	43

Other comprehensive income	42	43
Comprehensive income	$12,626	$11,403

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating activities
Net income	$12,584	$11,360
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,724	28,407
Demand side management program amortization	418	453
Deferred income taxes	10,433	12,584
Amortization of investment tax credits	(82)	(69)
Allowance for equity funds used during construction	(2,622)	(1,690)
Net derivative losses	66	67
Changes in operating assets and liabilities:
Accounts receivable	4,777	(36)
Accrued unbilled revenues	(7,384)	7,536
Inventories	6,856	11,690
Prepayments and other	(10,870)	(6,440)
Accounts payable	11,987	(27,344)
Net regulatory assets and liabilities	(7,047)	23,622
Other current liabilities	6,556	1,424
Pension and other employee benefit obligations	(20,739)	(12,110)
Change in other noncurrent assets	(2,593)	(171)
Change in other noncurrent liabilities	(2,683)	392
Net cash provided by operating activities	30,381	49,675

Investing activities
Utility capital/construction expenditures	(106,376)	(86,030)
Allowance for equity funds used during construction	2,622	1,690
Investments in utility money pool arrangement	(12,000)	-
Repayments from utility money pool arrangement	12,000	-
Net cash used in investing activities	(103,754)	(84,340)

Financing activities
Proceeds from short-term borrowings, net	7,000	26,000
Borrowings under utility money pool arrangement	49,000	165,000
Repayments under utility money pool arrangement	(29,000)	(139,000)
Capital contributions from parent	65,000	-
Dividends paid to parent	(16,773)	(16,913)
Net cash provided by financing activities	75,227	35,087

Net change in cash and cash equivalents	1,854	422
Cash and cash equivalents at beginning of period	482	650
Cash and cash equivalents at end of period	$2,336	$1,072

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(5,171)	$(4,648)
Cash received (paid) for income taxes, net	1,015	(3,080)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$31,586	$20,041

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$2,336	$482
Accounts receivable, net	58,950	62,067
Accounts receivable from affiliates	3,131	4,791
Accrued unbilled revenues	106,276	98,892
Inventories	24,481	31,337
Regulatory assets	23,792	24,020
Derivative instruments	7,892	7,892
Deferred income taxes	34,367	27,528
Prepayments and other	22,257	11,387
Total current assets	283,482	268,396

Property, plant and equipment, net	2,931,276	2,861,756

Other assets
Regulatory assets	320,541	324,081
Derivative instruments	46,976	48,949
Other	17,128	14,759
Total other assets	384,645	387,789
Total assets	$3,599,403	$3,517,941

Liabilities and Equity
Current liabilities
Short-term debt	$16,000	$9,000
Borrowings under utility money pool arrangement	20,000	-
Accounts payable	147,394	141,327
Accounts payable to affiliates	11,117	12,363
Regulatory liabilities	68,123	75,891
Taxes accrued	16,724	19,380
Accrued interest	25,547	15,104
Dividends payable	17,113	16,773
Derivative instruments	3,601	3,601
Other	29,374	31,084
Total current liabilities	354,993	324,523

Deferred credits and other liabilities
Deferred income taxes	680,046	662,201
Regulatory liabilities	88,582	91,815
Asset retirement obligations	17,854	17,607
Derivative instruments	36,890	37,790
Pension and employee benefit obligations	76,505	97,273
Other	3,325	6,093
Total deferred credits and other liabilities	903,202	912,779

Commitments and contingencies
Capitalization
Long-term debt	1,103,740	1,103,684
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2013 and Dec. 31, 2012, respectively	-	-
Additional paid in capital	908,186	843,186
Retained earnings	330,572	335,101
Accumulated other comprehensive loss	(1,290)	(1,332)
Total common stockholder’s equity	1,237,468	1,176,955
Total liabilities and equity	$3,599,403	$3,517,941

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2013, and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2013 and 2012; and its cash flows for the three months ended March 31, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2013 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the Financial Accounting Standards Board (FASB) issued Balance Sheet (Topic 210 — Disclosures about Offsetting Assets and Liabilities (Accounting Standards Update (ASU) No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  SPS implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its financial statements.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  SPS implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its financial statements.  See Note 12 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$63,520	$66,789
Less allowance for bad debts	(4,570)	(4,722)
	$58,950	$62,067

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$18,932	$18,129
Fuel	5,549	13,208
	$24,481	$31,337

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$4,428,802	$4,379,208
Construction work in progress	276,176	237,136
Total property, plant and equipment	4,704,978	4,616,344
Less accumulated depreciation	(1,773,702)	(1,754,588)
	$2,931,276	$2,861,756

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of March 31, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2013, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	3.7	3.7
Total unrecognized tax benefit	$3.9	$3.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(2.2)	$(2.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2013 or Dec. 31, 2012.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Base Rate

Texas 2012 Electric Rate Case — In November 2012, SPS filed an electric rate case in Texas with the PUCT for an increase in annual revenue of approximately $90.2 million.  The rate filing is based on a historic twelve month test year ended June 30, 2012 (adjusted for known and measurable changes), a requested return on equity (ROE) of 10.65 percent, an electric rate base of $1.15 billion and an equity ratio of 52 percent.

In April 2013, the parties filed a settlement agreement in which SPS’ base rate will increase by $37 million, effective May 1, 2013, on an interim basis pending the PUCT’s approval of the settlement, and by an additional $13.8 million on Sept. 1, 2013.  In addition, the settlement allows SPS to file a transmission cost recovery adjustment rider in the fourth quarter of 2013 and for those rates to become effective on an interim basis in January 2014.  Under the settlement, SPS cannot file another base rate case in 2013, but there are no restrictions on SPS filing a base rate case in 2014.  The PUCT is expected to act on the settlement during the second quarter of 2013.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

Base Rate

New Mexico 2012 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million.  The rate filing is based on a 2014 forecast test year, a requested ROE of 10.65 percent, a jurisdictional electric rate base of $479.8 million and an equity ratio of 53.89 percent.

In March 2013, the NMPRC ruled that SPS’ case, as originally filed, was incomplete due to confidential exhibits to testimony and schedules being included in SPS’ direct case, and directed the hearing examiner to review SPS’ claims of confidentiality and to determine the date the filing is complete.  After SPS made filings to address the NMPRC’s concern about the confidential documents, the hearing examiner determined that SPS’ application was completed on April 12, 2013.  The NMPRC has suspended the tariffs for an initial nine month period beyond that date, or until Jan. 11, 2014.  The NMPRC has authority to suspend the rates for an additional three months beyond the initial nine month period, or until April 11, 2014.

Next steps in the procedural schedule are expected to be as follows:

●	Staff/Intervenor Direct Testimony – Aug. 8, 2013
●	Rebuttal Testimony – Aug. 29, 2013
●	Evidentiary Hearings – Sept. 16-27, 2013

Purchase and Sale Agreement for Certain Texas Transmission Assets — On March 29, 2013, SPS entered into a purchase and sale agreement with Sharyland Distribution and Transmission Services, LLC for the sale of certain segments of SPS’ transmission lines and two related substations for a base purchase price of $37 million, subject to adjustments for unplanned capital expenditures.  The transaction is subject to various regulatory approvals including that of the Federal Energy Regulatory Commission (FERC).

On April 29, 2013, SPS made filings regarding the planned transaction with the PUCT, the NMPRC and the FERC.  If approved, the sale is expected to close by the end of 2013.

6.	Commitments and Contingencies

Except to the extent noted below, the circumstances set forth in Notes 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2013 and Dec. 31, 2012 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Environmental Requirements

Cross-State Air Pollution Rule (CSAPR) — In 2011, the U.S. Environmental Protection Agency (EPA) issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Texas.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and specifically would have required plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  In January 2013, the D.C. Circuit denied all requests for rehearing.  In March 2013, the EPA and a coalition of environmental advocacy groups separately petitioned for U.S. Supreme Court review of the CSAPR decision.  It is not known whether the Supreme Court will decide to review the D.C. Circuit’s decision.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1.  SPS plans to install the same combustion control technology on Tolk Unit 2 in 2014.  These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances.  In addition, SPS has sufficient SO2 allowances to comply with the CAIR in 2013.  At March 31, 2013, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules, known as best available retrofit technology (BART), which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  SPS generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

Harrington Units 1 and 2 are potentially subject to BART.  Texas has developed a state implementation plan (SIP) that finds the CAIR equal to BART for electric generating units (EGUs).  As a result, no additional controls beyond CAIR compliance would be required.  In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs.  It is not yet known how the D.C. Circuit’s reversal of the CSAPR may impact the EPA’s approval of the SIP.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of carbon dioxide (CO2) and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  Plaintiffs subsequently filed a petition for review with the United States Supreme Court. It is unknown whether the United States Supreme Court will grant this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the Village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Oral arguments occurred in May 2013.  It is uncertain when the Fifth Circuit will issue its decision.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind (JD Wind)) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy produced from the Exelon Wind subsidiaries’ projects.  There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT Qualifying Facilities (QF) Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT QF Tariff, which became effective in August 2010. The state and federal lawsuits are in various stages of litigation.  SPS believes the likelihood of loss in these lawsuits is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.  Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$100	$100
Amount outstanding at period end	20	-
Average amount outstanding	2	10
Maximum amount outstanding	30	63
Weighted average interest rate, computed on a daily basis	0.34%	0.33%
Weighted average interest rate at period end	0.34	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$300	$300
Amount outstanding at period end	16	9
Average amount outstanding	28	18
Maximum amount outstanding	49	106
Weighted average interest rate, computed on a daily basis	0.34%	0.39%
Weighted average interest rate at period end	0.34	0.36

Letters of Credit — SPS may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At March 31, 2013 and Dec. 31, 2012, there were no letters of credit outstanding.

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

At March 31, 2013, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$300.0	$16.0	$284.0

(a)	Credit facility expires in July 2017.
(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at March 31, 2013 and Dec. 31, 2012.

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  SPS had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2013 and Dec. 31, 2012.

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

At March 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2013 and 2012 were $0.1 million.

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

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At March 31, 2013 and Dec. 31, 2012, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale activities.  At March 31, 2013, three of SPS’ 10 most significant counterparties for these activities, comprising $14.1 million or 20 percent of this credit exposure at March 31, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Six of the 10 most significant counterparties, comprising $36.2 million or 50 percent of this credit exposure at March 31, 2013, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.  Another of these significant counterparties, comprising $7.5 million or 10 percent of this credit exposure at March 31, 2013, had credit quality less than investment grade, based on SPS’ internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the statement of comprehensive income, is detailed in the following table:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,332)	$(1,504)
After-tax net realized losses on derivative transactions reclassified into earnings	42	43
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(1,290)	$(1,461)

At March 31, 2013 and Dec. 31, 2012, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Fair Value of Long-Term Debt

As of March 31, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2013		Dec. 31, 2012
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$1,103,740	$1,317,029	$1,103,684	$1,327,538

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Interest income	$113	$43
Other nonoperating income	3	28
Insurance policy expense	(164)	(193)
Other expense, net	$(48)	$(122)

10.	Segment Information

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

For the three months ended March 31, 2013 and 2012, SPS recognized the following:

●	Revenues from external customers of $374.3 million and $340.5 million, respectively;
●	Net income of $12.6 million and $11.4 million, respectively; and
●	Capital expenditures of $99.2 million and $82.5 million, respectively.

As of March 31, 2013 and Dec. 31, 2012, SPS’ total assets were $3.6 billion and $3.5 billion, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2013	2012	2013	2012
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$2,404	$2,133	$342	$328
Interest cost	4,477	4,880	588	671
Expected return on plan assets	(5,993)	(6,247)	(796)	(677)
Amortization of transition obligation	-	-	-	386
Amortization of prior service cost (credit)	218	360	(121)	(37)
Amortization of net loss (gain)	4,287	3,142	(2)	283
Net periodic benefit cost	5,393	4,268	11	954
Costs not recognized due to the effects of regulation	(1,075)	(1,075)	-	-
Net benefit cost recognized for financial reporting	$4,318	$3,193	$11	$954

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $21.9 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(1,332)
Losses reclassified from net accumulated other comprehensive loss	42
Net current period other comprehensive income	42
Accumulated other comprehensive loss at March 31	$(1,290)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Losses on cash flow hedges:
Interest rate derivatives	$66	(a)
Total, pre-tax	66
Tax benefit	(24)
Total amounts reclassified, net of tax	$42

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Results of Operations

SPS’ net income was approximately $12.6 million for the three months ended March 31, 2013, compared with net income of approximately $11.4 million for the same period in 2012.  The increase is the result of higher electric margin due to cooler weather, offset by higher depreciation expense, operating and maintenance (O&M) expenses and interest charges.

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

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Electric revenues	$374	$340
Electric fuel and purchased power	(231)	(203)
Electric margin	$143	$137

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$26
Transmission revenue	5
Demand revenue	3
Estimated impact of weather	1
Other, net	(1)
Total increase in electric revenues	$34

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Demand revenue	$3
Estimated impact of weather	1
Other, net	2
Total increase in electric margin	$6

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $1.4 million, or 2.3 percent, for the first quarter of 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses for the three months ended March 31:

(Millions of Dollars)	2013 vs. 2012
Insurance costs	$1
Employee benefit expense	1
Plant generation costs	(1)
Total increase in O&M expenses	$1

Depreciation and Amortization — Depreciation and amortization increased $2.4 million, or 8.5 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is primarily due to normal system expansion and additional amortization as a result of regulatory outcomes.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $0.8 million, or 7.3 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is primarily due to an increase in property taxes in Texas.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $1.5 million for the first quarter of 2013 compared with the same period in 2012.  The increase is due to construction of Jones Unit 4, a simple cycle gas generation project, the expansion of transmission facilities and other capital investments.

Interest Charges — Interest charges increased $1.1 million, or 6.4 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $0.5 million for the first quarter of 2013 compared with the same period in 2012. The increase in income tax expense was primarily due to higher pretax earnings.  The ETR was 35.4 percent for the first quarter of 2013, compared with 36.1 percent for the same period in 2012.

Factors Affecting Results of Operations

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards.  State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012.  In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, FERC Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.  The removal of a federal ROFR will eliminate rights that SPS currently has under the SPP tariff to build transmission within its footprint.  Rather, the FERC required that opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for SPS will occur through changes to the SPP tariff.  SPP has made its initial compliance filings to incorporate new provisions into its tariffs regarding regional planning and cost allocation; the filings to address interregional planning and cost allocation requirements are due July 10, 2013.

The FERC has not yet issued its initial order on SPP’s Order 1000 compliance filing to address regional issues.  With respect to ROFR rights of incumbent utilities, SPS believes that Texas statutes protect the right of incumbent utilities to construct and own transmission interconnected to their systems, though this view is disputed by some parties.  The State of New Mexico does not have legislation protecting ROFR rights for incumbent utilities.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2013, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the financial statements for further discussion of legal claims and environmental proceedings.  See Note 5 to the financial statements for discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2012, which is incorporated herein by reference.

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
101 t
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Condensed Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

May 6, 2013
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director