Form 10-Q
period 2013-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2013-08-05
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 5, 2013
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating revenues	$461,831	$380,201	$836,088	$720,689

Operating expenses
Electric fuel and purchased power	289,012	213,035	520,246	416,296
Operating and maintenance expenses	67,451	62,145	132,021	125,285
Demand side management program expenses	3,210	3,160	6,250	6,237
Depreciation and amortization	31,055	28,249	61,260	56,095
Taxes (other than income taxes)	12,634	11,721	24,783	23,040
Total operating expenses	403,362	318,310	744,560	626,953

Operating income	58,469	61,891	91,528	93,736

Other income, net	105	142	57	20
Allowance for funds used during construction — equity	2,200	1,702	4,822	3,392

Interest charges and financing costs
Interest charges – includes other financing costs of $739, $754, $1,475 and $1,522, respectively	17,844	16,935	35,617	33,641
Allowance for funds used during construction — debt	(1,410)	(1,073)	(3,019)	(2,156)
Total interest charges and financing costs	16,434	15,862	32,598	31,485

Income before income taxes	44,340	47,873	63,809	65,663
Income taxes	16,134	17,579	23,019	24,009
Net income	$28,206	$30,294	$40,790	$41,654

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$28,206	$30,294	$40,790	$41,654
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $48 for each of the three and six months ended June 30, 2013 and 2012, respectively	43	43	85	86
Other comprehensive income	43	43	85	86
Comprehensive income	$28,249	$30,337	$40,875	$41,740

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2013	2012
Operating activities
Net income	$40,790	$41,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,304	57,204
Demand side management program amortization	837	905
Deferred income taxes	26,501	26,162
Amortization of investment tax credits	(164)	(137)
Allowance for equity funds used during construction	(4,822)	(3,392)
Net derivative losses	133	134
Changes in operating assets and liabilities:
Accounts receivable	(19,542)	(15,564)
Accrued unbilled revenues	(36,171)	(11,177)
Inventories	3,102	10,385
Prepayments and other	4,764	(4,556)
Accounts payable	24,335	(6,924)
Net regulatory assets and liabilities	(27,545)	32,017
Other current liabilities	4,724	(1,715)
Pension and other employee benefit obligations	(19,816)	(11,527)
Change in other noncurrent assets	(3,714)	(449)
Change in other noncurrent liabilities	(2,915)	(44)
Net cash provided by operating activities	52,801	112,976

Investing activities
Utility capital/construction expenditures	(254,309)	(184,909)
Allowance for equity funds used during construction	4,822	3,392
Investments in utility money pool arrangement	(12,000)	(77,000)
Repayments from utility money pool arrangement	12,000	72,000
Net cash used in investing activities	(249,487)	(186,517)

Financing activities
Proceeds from short-term borrowings, net	40,000	—
Proceeds from issuance of long term debt	—	108,951
Borrowings under utility money pool arrangement	280,000	231,000
Repayments under utility money pool arrangement	(214,000)	(236,000)
Capital contributions from parent	125,000	3,811
Dividends paid to parent	(33,886)	(33,689)
Net cash provided by financing activities	197,114	74,073

Net change in cash and cash equivalents	428	532
Cash and cash equivalents at beginning of period	482	650
Cash and cash equivalents at end of period	$910	$1,182

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(31,165)	$(29,487)
Cash paid for income taxes, net	(1,669)	(10,056)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$46,739	$24,540

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2013	Dec 31, 2012
Assets
Current assets
Cash and cash equivalents	$910	$482
Accounts receivable, net	72,467	62,067
Accounts receivable from affiliates	3,135	4,791
Accrued unbilled revenues	135,063	98,892
Inventories	28,235	31,337
Regulatory assets	26,103	24,020
Derivative instruments	7,892	7,892
Deferred income taxes	36,947	27,528
Prepayments and other	17,421	11,387
Total current assets	328,173	268,396

Property, plant and equipment, net	3,059,874	2,861,756

Other assets
Regulatory assets	313,373	324,081
Derivative instruments	45,003	48,949
Other	17,559	14,759
Total other assets	375,935	387,789
Total assets	$3,763,982	$3,517,941

Liabilities and Equity
Current liabilities
Short-term debt	$49,000	$9,000
Borrowings under utility money pool arrangement	66,000	—
Accounts payable	174,829	141,327
Accounts payable to affiliates	11,185	12,363
Regulatory liabilities	45,685	75,891
Taxes accrued	21,918	19,380
Accrued interest	15,440	15,104
Dividends payable	17,475	16,773
Derivative instruments	3,601	3,601
Other	31,890	31,084
Total current liabilities	437,023	324,523

Deferred credits and other liabilities
Deferred income taxes	699,248	662,201
Regulatory liabilities	81,143	91,815
Asset retirement obligations	18,104	17,607
Derivative instruments	35,990	37,790
Pension and employee benefit obligations	77,427	97,273
Other	3,009	6,093
Total deferred credits and other liabilities	914,921	912,779

Commitments and contingencies
Capitalization
Long-term debt	1,103,797	1,103,684
Common stock – 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2013 and Dec. 31, 2012, respectively	—	—
Additional paid in capital	968,186	843,186
Retained earnings	341,302	335,101
Accumulated other comprehensive loss	(1,247)	(1,332)
Total common stockholder’s equity	1,308,241	1,176,955
Total liabilities and equity	$3,763,982	$3,517,941

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2013, and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2013 and 2012; and its cash flows for the six months ended June 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2013 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$76,967	$66,789
Less allowance for bad debts	(4,500)	(4,722)
	$72,467	$62,067

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$19,225	$18,129
Fuel	9,010	13,208
	$28,235	$31,337

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$4,631,722	$4,379,208
Construction work in progress	223,206	237,136
Total property, plant and equipment	4,854,928	4,616,344
Less accumulated depreciation	(1,795,054)	(1,754,588)
	$3,059,874	$2,861,756

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of June 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of June 30, 2013, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.3	$0.2
Unrecognized tax benefit — Temporary tax positions	3.8	3.7
Total unrecognized tax benefit	$4.1	$3.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(2.4)	$(2.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2013 or Dec. 31, 2012.

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

In April 2013, the parties filed a settlement agreement in which SPS’ base rate will increase by $37 million, effective May 1, 2013, on an interim basis pending the PUCT’s approval of the settlement, and by an additional $13.8 million on Sept. 1, 2013.  In addition, the settlement allows SPS to file a transmission cost recovery adjustment rider in the fourth quarter of 2013 and for those rates to become effective on an interim basis in January 2014.  Under the settlement, SPS cannot file another base rate case in 2013, but there are no restrictions on SPS filing a base rate case in 2014.  On June 6, 2013, the PUCT approved the settlement without modification.

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

In March 2013, the NMPRC ruled that SPS’ case, as originally filed, was incomplete due to confidential exhibits to testimony and schedules being included in SPS’ direct case, and directed the hearing examiner to review SPS’ claims of confidentiality and to determine the date the filing is complete.  After SPS made filings to address the NMPRC’s concern about the confidential documents, the hearing examiner determined that SPS’ application was completed on April 12, 2013.  The NMPRC has suspended the tariffs for an initial nine month period beyond that date, or until Jan. 11, 2014.  The NMPRC has authority to suspend the rates for an additional three months beyond the initial nine month period, or until April 11, 2014. On June 19, 2013, SPS revised its requested rate increase to $43.3 million.

Next steps in the procedural schedule are expected to be as follows:

•	Staff/Intervenor Direct Testimony – Aug. 22, 2013

•	Rebuttal Testimony – Sept. 9, 2013

•	Evidentiary Hearings – Sept. 16-27, 2013

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

On April 29, 2013, SPS made filings regarding the planned transaction with the PUCT, the NMPRC and the FERC.  If approved, the sale is expected to close by the end of 2013. On Aug. 2, 2013, intervenors filed direct testimony. The Alliance for Xcel Municipalities filed testimony advocating that SPS’ Texas retail customers should receive 100 percent of the net pre-tax gain allocable to the Texas retail jurisdiction, and that the percentage allocable to the Texas retail jurisdiction should be based on 2014 data. The Office of Public Utility Counsel filed testimony advocating that SPS’ Texas retail customers should receive 90 percent of the net pre-tax gain allocable to the Texas retail jurisdiction.

Next steps in the procedural schedules are expected to be as follows:

•	PUCT Staff Direct Testimony - Aug. 9, 2013

•	PUCT SPS Rebuttal Testimony - Aug. 16, 2013

•	PUCT Evidentiary Hearing - Sept. 3, 2013

•	NMPRC Staff/Intervenor Direct Testimony - Sept. 12, 2013

•	NMPRC SPS Rebuttal Testimony - Sept. 27, 2013

•	NMPRC Evidentiary Hearing - Oct. 8 - 9, 2013

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, the circumstances set forth in Notes 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of each of June 30, 2013 and Dec. 31, 2012 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants. The proposal requires that carbon dioxide (CO2) emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired. The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. On June 25, 2013, President Obama issued a memorandum directing the EPA to re-propose GHG emission standards for new power plants and develop GHG emission standards for existing power plants. It is not possible to evaluate the impact of these regulations until the upcoming proposals and final requirements are known.

Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Texas.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and specifically would have required plants in Texas to reduce their SO2 and annual NOx emissions.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  Although the D.C. Circuit had denied all requests for rehearing, in June 2013, the U.S. Supreme Court elected to review the D.C. Circuit’s 2012 decision to vacate the CSAPR. The Court has ordered the parties to file briefs in the appeal this fall and will likely issue a decision by June 2014.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1.  SPS plans to install the same combustion control technology on Tolk Unit 2 in 2017.  These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances.  In addition, SPS has sufficient SO2 allowances to comply with the CAIR in 2013.  At June 30, 2013, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals (CCR). Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. The EPA is also seeking comment on the interaction between the ELG proposal and its proposed CCR rule, which is another proposed rule that would also regulate surface impoundments that store coal combustion byproducts (coal ash) and whether to regulate coal ash as hazardous or nonhazardous waste. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 1, 2017 but no later than July 1, 2022. The impact of this rule on SPS is uncertain at this time.

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

New Mexico GHG Regulations — In 2010, the New Mexico Environmental Improvement Board (EIB) adopted two regulations to limit GHG emissions, including CO2 emissions from power plants and other industrial sources. The EIB repealed both regulations in the first quarter of 2012. Western Resource Advocates and New Energy Economy, Inc. filed appeals with the New Mexico Court of Appeals to challenge each of the EIB’s decisions to repeal the two GHG rules. After the appellants filed unopposed motions to dismiss, the court dismissed these appeals in July 2013.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  In May 2013 the U.S. Supreme Court denied plaintiffs’ request for review, which brings this litigation to a close.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. It is uncertain whether plaintiffs will seek further review of this decision. Although Xcel Energy believes the likelihood of loss is remote based upon existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy and capacity produced from the Exelon Wind subsidiaries’ projects.  There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT-approved Qualifying Facilities (QF) Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT-approved QF Tariff, which became effective in August 2010. The state and federal lawsuits and regulatory proceedings are in various stages of litigation. SPS believes the likelihood of loss in these lawsuits and proceedings is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms.  No accrual has been recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$100	$100
Amount outstanding at period end	66	—
Average amount outstanding	51	10
Maximum amount outstanding	89	63
Weighted average interest rate, computed on a daily basis	0.29%	0.33%
Weighted average interest rate at period end	0.28	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$300	$300
Amount outstanding at period end	49	9
Average amount outstanding	5	18
Maximum amount outstanding	51	106
Weighted average interest rate, computed on a daily basis	0.28%	0.39%
Weighted average interest rate at period end	0.27	0.36

Letters of Credit — SPS may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2013 and Dec. 31, 2012, there were no letters of credit outstanding.

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

At June 30, 2013, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$300.0	$49.0	$251.0

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facility outstanding at June 30, 2013 and Dec. 31, 2012.

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  SPS had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2013 and Dec. 31, 2012.

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

At June 30, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2013 and 2012 were $0.1 million. Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2013 and 2012 were $0.1 million.

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

Commodity Derivatives — SPS may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations.  This could include the purchase or sale of energy or energy-related products.  At June 30, 2013 and Dec. 31, 2012, SPS held no commodity derivatives.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale activities.  At June 30, 2013, two of SPS’ 10 most significant counterparties for these activities, comprising $26.3 million or 25 percent of this credit exposure at June 30, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Seven of the 10 most significant counterparties, comprising $48.6 million or 47 percent of this credit exposure at June 30, 2013, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.  Another of these significant counterparties, comprising $7.9 million or 8 percent of this credit exposure at June 30, 2013, had credit quality less than investment grade, based on SPS’ internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the statement of comprehensive income, is detailed in the following table:

	Three Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(1,290)	$(1,461)
After-tax net realized losses on derivative transactions reclassified into earnings	43	43
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,247)	$(1,418)

	Six Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,332)	$(1,504)
After-tax net realized losses on derivative transactions reclassified into earnings	85	86
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1,247)	$(1,418)

At June 30, 2013 and Dec. 31, 2012, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Fair Value of Long-Term Debt

As of June 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2013		Dec 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,103,797	$1,237,097	$1,103,684	$1,327,538

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$147	$139	$260	$182
Other nonoperating income	2	3	5	31
Insurance policy expense	(44)	—	(208)	(193)
Other income, net	$105	$142	$57	$20

10.	Segment Information

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

For the three and six months ended June 30, 2013 and 2012, SPS recognized the following:

•
Revenues were $461.8 million and $380.2 million for the three months ended June 30, 2013 and 2012, respectively, and $836.1 million and $720.7 million for the six months ended June 30, 2013 and 2012, respectively.

•
Net income was $28.2 million and $30.3 million for the three months ended June 30, 2013 and 2012, respectively, and $40.8 million and $41.7 million, for the six months ended June 30, 2013 and 2012, respectively.

•	Capital expenditures during the six months ended June 30, 2013 and June 30, 2012 were $254.3 million and $184.9 million, respectively.

•	As of June 30, 2013 and Dec. 31, 2012, SPS’ total assets were $3.8 billion and $3.5 billion, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,403	$2,127	$342	$302
Interest cost	4,477	4,920	588	745
Expected return on plan assets	(5,992)	(6,217)	(796)	(674)
Amortization of transition obligation	—	—	—	387
Amortization of prior service cost (credit)	217	359	(121)	(37)
Amortization of net loss (gain)	4,287	3,265	(1)	345
Net periodic benefit cost	5,392	4,454	12	1,068
Costs not recognized due to the effects of regulation	(317)	(1,075)	—	—
Net benefit cost recognized for financial reporting	$5,075	$3,379	$12	$1,068

	Six Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4,807	$4,260	$684	$630
Interest cost	8,954	9,800	1,176	1,416
Expected return on plan assets	(11,985)	(12,464)	(1,592)	(1,351)
Amortization of transition obligation	—	—	—	773
Amortization of prior service cost (credit)	435	719	(242)	(74)
Amortization of net loss (gain)	8,574	6,407	(3)	628
Net periodic benefit cost	10,785	8,722	23	2,022
Costs not recognized due to the effects of regulation	(1,392)	(2,150)	—	—
Net benefit cost recognized for financial reporting	$9,393	$6,572	$23	$2,022

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $21.9 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at April 1	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	43
Net current period other comprehensive income	43
Accumulated other comprehensive loss at June 30	$(1,247)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(1,332)
Losses reclassified from net accumulated other comprehensive loss	85
Net current period other comprehensive income	85
Accumulated other comprehensive loss at June 30	$(1,247)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$67	(a)	$133	(a)
Total, pre-tax	67		133
Tax benefit	(24)		(48)
Total amounts reclassified, net of tax	$43		$85

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Results of Operations

SPS’ net income was approximately $40.8 million for the six months ended June 30, 2013, compared with net income of approximately $41.7 million for the same period in 2012.  Rate increases in Texas, effective May 2013, were offset by higher O&M, depreciation and interest expense.

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

	Six Months Ended June 30
(Millions of Dollars)	2013	2012
Electric revenues	$836	$721
Electric fuel and purchased power	(520)	(416)
Electric margin	$316	$305

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$107
Transmission revenue, net of costs	8
Retail rate increase (Texas)	5
Non-fuel riders	4
Demand revenue	3
Estimated impact of weather	1
Trading	(11)
Other, net	(2)
Total increase in electric revenues	$115

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Texas)	$5
Non-fuel riders	3
Demand revenue	3
Total increase in electric margin	$11

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $6.7 million, or 5.4 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses for the six months ended June 30:

(Millions of Dollars)	2013 vs. 2012
Transmission costs	$2
Other electric distribution costs	2
Plant generation costs	2
Other, net	1
Total increase in O&M expenses	$7

Depreciation and Amortization — Depreciation and amortization increased $5.2 million, or 9.2 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.7 million, or 7.6 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The increase is primarily due to an increase in property taxes in Texas.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $2.3 million for the six months ended June 30, 2013 compared with the same period in 2012.  The increase is primarily due to the construction of Jones Unit 4, a simple cycle gas generation project that was placed in service in May 2013.

Interest Charges — Interest charges increased $2.0 million, or 5.9 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $1.0 million for the six months ended June 30, 2013 compared with the same period in 2012. The decrease in income tax expense was primarily due to lower pretax earnings in 2013.  The ETR was 36.1 percent for the six months ended June 30, 2013, compared with 36.6 percent for the same period in 2012.

Public Utility Regulation

Texas Tax Legislation — Texas has enacted a change in law that eliminates the use of a Consolidated Tax Savings Adjustment (CTSA) in electric utility rate cases.  The revised law takes effect Sept. 1, 2013 and applies to rate cases filed on or after that date.  Under the settlement agreement approved by the PUCT in SPS’ recently concluded rate case, the earliest SPS is allowed to file its next base rate case is January 2014.  The new law eliminating the use of a CTSA will apply to that rate case. SPS does not expect it to have a material impact on the results of operations, financial position or cash flows.

Purchased Power Agreement (PPA) Approvals — On July 10, 2013, SPS filed with the NMPRC for authorization to enter into three PPAs for approximately 700 MW of wind power. These contracts were entered into by SPS for economic purposes, not to meet the state mandated renewable energy portfolios. Pending regulatory approval, these PPAs are estimated to provide cost savings to customers. A decision is expected from the NMPRC in fourth quarter 2013.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.

The removal of a federal ROFR will eliminate rights that SPS currently has under the Southwest Power Pool, Inc. (SPP) tariff to build transmission within its footprint.  Rather, the FERC required that opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for SPS will occur through the SPP tariff.  SPP made its initial compliance filing to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC’s ruling on the SPP compliance was issued on July 18, 2013 as discussed below. In addition, SPP has received an extension of the deadline for filing its interregional planning and cost allocation agreement with the Midcontinent Area Power Pool (MAPP) which will likely delay that filing until late third quarter of 2013. Filings to address SPP interregional planning and cost allocation requirements with other regions were made on July 10, 2013.

The FERC issued its initial order on SPP’s Order 1000 compliance filing on July 18, 2013. In the order, the FERC identified several areas that will require a further compliance filing by SPP to address regional compliance issues identified by the FERC. Among other things, the FERC rejected SPP’s proposal to retain a ROFR for new transmission projects with operational voltages between 100 kV and 300 kV. It is expected that SPP and other parties will request rehearing of some aspects of the FERC’s order; requests for rehearing are due Aug. 19, 2013. The further SPP compliance filing is due Nov. 15, 2013. With respect to ROFR rights of incumbent utilities, Xcel Energy believes that Texas statutes protect the right of incumbent utilities operating outside of the Electric Reliability Council of Texas to construct and own transmission interconnected to their systems, though this view is disputed by some parties.  The State of New Mexico does not have legislation protecting ROFR rights for incumbent utilities.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2013, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Condensed Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Aug. 5, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director