Form 10-Q
period 2013-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2013-10-28
CIK 92521

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2013
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Operating revenues	$481,407	$471,889	$1,317,495	$1,192,578

Operating expenses
Electric fuel and purchased power	293,831	259,783	814,077	676,079
Operating and maintenance expenses	66,288	60,676	198,309	185,961
Demand side management program expenses	2,966	3,129	9,216	9,366
Depreciation and amortization	30,315	28,690	91,575	84,785
Taxes (other than income taxes)	13,354	12,102	38,137	35,142
Total operating expenses	406,754	364,380	1,151,314	991,333

Operating income	74,653	107,509	166,181	201,245

Other expense, net	(115)	(73)	(58)	(53)
Allowance for funds used during construction — equity	2,150	1,670	6,972	5,062

Interest charges and financing costs
Interest charges — includes other financing costs of $773, $721, $2,248 and $2,243, respectively	22,892	17,649	58,509	51,290
Allowance for funds used during construction — debt	(1,387)	(1,052)	(4,406)	(3,208)
Total interest charges and financing costs	21,505	16,597	54,103	48,082

Income before income taxes	55,183	92,509	118,992	158,172
Income taxes	20,146	34,262	43,165	58,271
Net income	$35,037	$58,247	$75,827	$99,901

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Net income	$35,037	$58,247	$75,827	$99,901
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $72 for each of the three and nine months ended Sept. 30, 2013 and 2012, respectively	44	43	129	129
Other comprehensive income	44	43	129	129
Comprehensive income	$35,081	$58,290	$75,956	$100,030

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2013	2012
Operating activities
Net income	$75,827	$99,901
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,171	86,426
Demand side management program amortization	1,255	1,358
Deferred income taxes	36,831	36,600
Amortization of investment tax credits	(245)	(206)
Allowance for equity funds used during construction	(6,972)	(5,062)
Net derivative losses	201	201
Changes in operating assets and liabilities:
Accounts receivable	(32,999)	(21,406)
Accrued unbilled revenues	(25,860)	(8,593)
Inventories	(5,558)	3,601
Prepayments and other	(7,046)	1,204
Accounts payable	21,281	(21,834)
Net regulatory assets and liabilities	(11,629)	44,031
Other current liabilities	62,149	25,664
Pension and other employee benefit obligations	(18,923)	(10,527)
Change in other noncurrent assets	(1,580)	(1,577)
Change in other noncurrent liabilities	(2,221)	(656)
Net cash provided by operating activities	177,682	229,125

Investing activities
Utility capital/construction expenditures	(423,435)	(275,253)
Allowance for equity funds used during construction	6,972	5,062
Investments in utility money pool arrangement	(12,000)	(134,000)
Repayments from utility money pool arrangement	12,000	134,000
Net cash used in investing activities	(416,463)	(270,191)

Financing activities
Repayments of short-term borrowings, net	(9,000)	—
Proceeds from issuance of long-term debt	94,809	108,691
Borrowings under utility money pool arrangement	565,000	240,000
Repayments under utility money pool arrangement	(485,000)	(245,000)
Capital contributions from parent	124,935	3,811
Dividends paid to parent	(51,361)	(50,089)
Net cash provided by financing activities	239,383	57,413

Net change in cash and cash equivalents	602	16,347
Cash and cash equivalents at beginning of period	482	650
Cash and cash equivalents at end of period	$1,084	$16,997

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(41,273)	$(35,345)
Cash paid for income taxes, net	(18,719)	(14,391)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$25,143	$28,886

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2013	Dec 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,084	$482
Accounts receivable, net	81,259	62,067
Accounts receivable from affiliates	7,822	4,791
Accrued unbilled revenues	124,752	98,892
Inventories	36,895	31,337
Regulatory assets	26,451	24,020
Derivative instruments	7,892	7,892
Deferred income taxes	75,280	27,528
Prepayments and other	29,209	11,387
Total current assets	390,644	268,396

Property, plant and equipment, net	3,174,187	2,861,756

Other assets
Regulatory assets	312,635	324,081
Derivative instruments	43,029	48,949
Other	17,131	14,759
Total other assets	372,795	387,789
Total assets	$3,937,626	$3,517,941

Liabilities and Equity
Current liabilities
Short-term debt	$—	$9,000
Borrowings under utility money pool arrangement	80,000	—
Accounts payable	147,791	141,327
Accounts payable to affiliates	13,572	12,363
Regulatory liabilities	63,672	75,891
Taxes accrued	29,115	19,380
Accrued interest	26,258	15,104
Dividends payable	18,218	16,773
Derivative instruments	3,592	3,601
Other	70,931	31,084
Total current liabilities	453,149	324,523

Deferred credits and other liabilities
Deferred income taxes	749,288	662,201
Regulatory liabilities	75,089	91,815
Asset retirement obligations	18,239	17,607
Derivative instruments	35,099	37,790
Pension and employee benefit obligations	78,321	97,273
Other	3,618	6,093
Total deferred credits and other liabilities	959,654	912,779

Commitments and contingencies
Capitalization
Long-term debt	1,199,783	1,103,684
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2013 and Dec. 31, 2012, respectively	—	—
Additional paid in capital	968,121	843,186
Retained earnings	358,122	335,101
Accumulated other comprehensive loss	(1,203)	(1,332)
Total common stockholder’s equity	1,325,040	1,176,955
Total liabilities and equity	$3,937,626	$3,517,941

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2013, and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2013 and 2012; and its cash flows for the nine months ended Sept. 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2013 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$86,377	$66,789
Less allowance for bad debts	(5,118)	(4,722)
	$81,259	$62,067

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$21,005	$18,129
Fuel	15,890	13,208
	$36,895	$31,337

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$4,660,418	$4,379,208
Construction work in progress	319,991	237,136
Total property, plant and equipment	4,980,409	4,616,344
Less accumulated depreciation	(1,806,222)	(1,754,588)
	$3,174,187	$2,861,756

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of Sept. 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2013, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009.  There are currently no state income tax audits in progress.

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2013 or Dec. 31, 2012.

Tangible Property Regulations — In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. As SPS had adopted certain utility-specific guidance previously issued by the IRS, the issuance is not expected to have a material impact on its financial statements.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2012 and in Note 5 to SPS’ Quarterly Reports on Form 10-Q for the quarter periods ended March 31, 2013 and June 30, 2013, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

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

In June 2013, the PUCT approved a settlement agreement in which SPS’ base rate increased by $37 million, effective May 1, 2013 and by an additional $13.8 million on Sept. 1, 2013.  In addition, the settlement allows SPS to file a transmission cost recovery adjustment rider in the fourth quarter of 2013 and for those rates to become effective on an interim basis in January 2014.  Under the settlement, SPS cannot file another base rate case in 2013, but there are no restrictions on SPS filing a base rate case in 2014.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2014 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million effective in 2014.  The rate filing is based on a 2014 forecast test year, a requested ROE of 10.65 percent, a jurisdictional electric rate base of $479.8 million and an equity ratio of 53.89 percent. On June 19, 2013, SPS revised its requested rate increase to $43.3 million.

In August 2013, the NMPRC Staff (Staff), the New Mexico Attorney General (NMAG), the Federal Executive Agencies, the Coalition of Clean Affordable Energy, Occidental Permian, Ltd. and New Mexico Gas Company filed testimony.

The following table summarizes certain parties’ recommendations from SPS’ revised request:

(Millions of Dollars)	Staff Testimony August 2013	NMAG Testimony August 2013
SPS revised request	$43.3	$43.3
Rate rider for renewable energy costs (a)	(14.5)	(8.5)
Present revenues (sales growth and weather)	(4.4)	(6.4)
ROE (9.8 percent and 8.63 percent, respectively)	(3.2)	(8.1)
Capital structure	(1.5)	(1.1)
Employee benefits	(2.8)	(1.8)
Reduced recovery for payroll expense	(0.1)	(0.1)
Gain on sale of transmission assets	—	(1.7)
Fuel clause revenue	6.0	—
Other, net	(5.0)	(6.6)
Recommended rate increase	$17.8	$9.0

Means of recovery:
Base revenue	$8.8	$(6.0)
Rider revenue	7.3	13.3
Fuel cost adjustment revenue	1.7	1.7
	$17.8	$9.0

(a)	Adjustments represent recommended deferrals, extended amortizations and moving costs from rider to fuel in base rates.

On Sept. 9, 2013, SPS filed rebuttal testimony, revising its requested rate increase to $32.5 million, based on updated information and an ROE of 10.25 percent. This reflects a base and fuel increase of $20.9 million, an increase of rider revenue of $12.1 million and a decrease to other of $0.5 million.

The hearings on the merits of the case concluded in September 2013. Next steps in the procedural schedule are expected to be as follows:

•	A recommended decision is anticipated from the hearing examiner in November 2013;

•	An NMPRC decision is anticipated in the first quarter of 2014; and

•	Final rates are expected to be effective in the first quarter of 2014.

SPS – 2004 Federal Energy Regulatory Commission (FERC) Complaint Case Orders — In August 2013, the FERC issued an order on rehearing and clarification related to a 2004 Complaint case brought by Golden Spread (a wholesale cooperative customer) and Public Service Company of New Mexico (PNM) and an Order on Initial Decision in a subsequent 2006 rate case filed by SPS. The original Complaint included two key components; the first was the appropriateness of the allocations of system average fuel costs and the second was a base rate complaint, including the appropriate demand-related cost allocator.

The first issue related to PNM’s claim regarding inappropriate allocation of fuel costs. The FERC clarified its initial order and granted SPS’ request for clarification that PNM was not entitled to refunds based on the FERC’s April 2008 Order in the Complaint case. The FERC determined that refunds should apply only to firm requirements customers and not PNM’s contractual load.

The second issue related to the use of a 12 coincident peak (CP) vs. 3CP demand allocator. This issue first arose in the base rate revenue requirements portion of Golden Spread’s 2004 Complaint as well as SPS’ 2006 rate case. In December 2007, SPS reached a settlement of all fuel issues with Golden Spread, and entered a formula rate agreement for its production costs. That agreement indicated that all issues from the complaint period were resolved and that all base rate issues from the 2006 rate case were resolved other than the 12CP vs. 3CP issue and the formula rate tariff allows this issue to be resolved.

In April 2008, the FERC issued an order resolving the remaining rate issues and found in favor of SPS on the disputed rate issue, concluding that SPS was a 12CP system. Golden Spread asked for rehearing of this issue in May of 2008. Also in May 2008, in a subsequent SPS rate case involving all requirements customers (other than Golden Spread), the FERC granted the motion of the full requirements customers and SPS reaffirming that SPS was a 12CP system. As a result of these FERC actions, SPS considered the issued to be resolved and the risk of loss to be remote.

In the orders issued in August 2013, the FERC reversed itself, stating that it erred in its initial analysis and determined that the SPS system was a 3CP rather than a 12CP system. As a result, SPS estimates that the combination of the order and the December 2007 settlement creates a refund liability of approximately $42 million including interest. This would be partially offset by a reserve that had been established for the PNM decision and the amounts for which the New Mexico Cooperatives had agreed to refund in the event of this outcome. The pre-tax impact to 2013 earnings from these orders is approximately $35 million, which was recorded in the third quarter of 2013. Pending the timing and resolution of this matter, the annual impact to revenues through 2014 could be up to $6 million and decreasing to $4 million on June 1, 2015.

In September 2013, SPS filed a request for rehearing of the FERC ruling on the CP allocation and refund decisions. SPS asserted that the FERC applied an improper burden of proof in reversing the 2008 ruling and that precedent did not support retroactive refunds. PNM also requested rehearing of the FERC decision not to reverse its prior ruling. In October 2013, the FERC issued orders further considering the requests for rehearing. These matters are currently pending the FERC’s action. If unsuccessful in its rehearing request, SPS will have the opportunity to file rate cases with the FERC and its retail jurisdictions in attempt to change all customers to a 3CP allocation method.

Purchase and Sale Agreement for Certain Texas Transmission Assets — On March 29, 2013, SPS entered into a purchase and sale agreement with Sharyland Distribution and Transmission Services, LLC (Sharyland) for the sale of certain segments of SPS’ transmission lines and two related substations for a base purchase price of $37 million, subject to adjustments for unplanned capital expenditures.  The transaction is subject to various regulatory approvals including that of the FERC.

On April 29, 2013, SPS made filings regarding the planned transaction with the PUCT, the NMPRC and the FERC.  If approved, the sale is expected to close by the end of 2013. The FERC approved the transaction in August 2013 and on Sept. 20, 2013 SPS filed an unopposed stipulation at the PUCT resolving all issues related to the SPS items in the joint application SPS filed together with Sharyland. In the proposed settlement to the PUCT, the Texas retail jurisdiction would be allocated 45 percent of the net pre-tax gain on sale and this amount would be shared 60 percent with customers and 40 percent would be retained by SPS.

On Sept. 12, 2013, the NMPRC Staff and the NMAG filed testimony in support of the sale of the transmission assets. Both parties proposed that SPS’ New Mexico retail customers should retain 100 percent of any New Mexico jurisdictional share of the gain on sale. On Sept. 27, 2013, SPS filed rebuttal testimony before the NMPRC disputing the positions presented by the NMPRC Staff and the NMAG. An evidentiary hearing was held on Oct. 8, 2013.

Decisions are expected from the NMPRC and PUCT in the fourth quarter of 2013.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term purchased power agreements as of each of Sept. 30, 2013 and Dec. 31, 2012 with entities that have been determined to be variable interest entities.  SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2033.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard (NSPS) Proposal and Emission Guideline for Existing Sources — In September 2013, the U.S. Environmental Protection Agency (EPA) re-proposed a GHG NSPS for newly constructed power plants which seeks to establish carbon dioxide (CO2) emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In June 2013, the U.S. Supreme Court elected to review the D.C. Circuit’s 2012 decision to vacate the CSAPR. The Court has ordered the parties to file briefs in the appeal this fall and will hear arguments in December 2013. The Court will likely issue a decision by June 2014.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1.  SPS plans to install the same combustion control technology on Tolk Unit 2 in 2014.  These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances.  In addition, SPS has sufficient SO2 allowances to comply with the CAIR in 2013.  At Sept. 30, 2013, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on SPS is uncertain at this time.

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

Environmental Litigation

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. Plaintiffs elected not to seek further review of this decision, which brings this litigation to a close.  No accrual was recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$100	$100
Amount outstanding at period end	80	—
Average amount outstanding	66	10
Maximum amount outstanding	99	63
Weighted average interest rate, computed on a daily basis	0.28%	0.33%
Weighted average interest rate at period end	0.26	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$300	$300
Amount outstanding at period end	—	9
Average amount outstanding	33	18
Maximum amount outstanding	140	106
Weighted average interest rate, computed on a daily basis	0.28%	0.39%
Weighted average interest rate at period end	N/A	0.36

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

At Sept. 30, 2013, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn	Available
$300.0	$—	$300.0

(a)	Credit facility expires in July 2017.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  SPS had no direct advances on the credit facilityoutstanding at Sept. 30, 2013 and Dec. 31, 2012.

Long-Term Borrowings

In August 2013, SPS issued $100 million of 4.50 percent first mortgage bonds due Aug. 15, 2041. Including the $300 million of this series previously issued, total principal outstanding for this series is $400 million.

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

At Sept. 30, 2013 and Dec. 31, 2012, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.  In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, SPS began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, SPS qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2013 and 2012 were $0.1 million. Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2013 and 2012 were $0.2 million.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale activities.  At Sept. 30, 2013, two of SPS’ 10 most significant counterparties for these activities, comprising $21.5 million or 20 percent of this credit exposure at Sept. 30, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Seven of the 10 most significant counterparties, comprising $59.0 million or 54 percent of this credit exposure at Sept. 30, 2013, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.  Another of these significant counterparties, comprising $9.4 million or 9 percent of this credit exposure at Sept. 30, 2013, had credit quality less than investment grade, based on SPS’ internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(1,247)	$(1,418)
After-tax net realized losses on derivative transactions reclassified into earnings	44	43
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,203)	$(1,375)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,332)	$(1,504)
After-tax net realized losses on derivative transactions reclassified into earnings	129	129
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(1,203)	$(1,375)

Fair Value of Long-Term Debt

As of Sept. 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2013		Dec 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,199,783	$1,325,672	$1,103,684	$1,327,538

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

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$48	$51	$308	$233
Other nonoperating income	1	3	6	34
Insurance policy expense	(164)	(127)	(372)	(320)
Other expense, net	$(115)	$(73)	$(58)	$(53)

10.	Segment Information

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

For the three and nine months ended Sept. 30, 2013 and 2012, SPS recognized the following:

•
Revenues were $481.4 million and $471.9 million for the three months ended Sept. 30, 2013 and 2012, respectively, and $1,317.5 million and $1,192.6 million for the nine months ended Sept. 30, 2013 and 2012, respectively.

•
Net income was $35.0 million and $58.2 million for the three months ended Sept. 30, 2013 and 2012, respectively, and $75.8 million and $99.9 million, for the nine months ended Sept. 30, 2013 and 2012, respectively.

•	Capital expenditures during the nine months ended Sept. 30, 2013 and Sept. 30, 2012 were $423.4 million and $280.6 million, respectively.

•	As of Sept. 30, 2013 and Dec. 31, 2012, SPS’ total assets were $3.9 billion and $3.5 billion, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,404	$2,130	$342	$314
Interest cost	4,477	4,900	588	707
Expected return on plan assets	(5,993)	(6,232)	(796)	(675)
Amortization of transition obligation	—	—	—	386
Amortization of prior service cost (credit)	218	360	(121)	(37)
Amortization of net loss (gain)	4,287	3,203	(2)	314
Net periodic benefit cost	5,393	4,361	11	1,009
Credits (costs) not recognized due to the effects of regulation	62	(1,076)	—	—
Net benefit cost recognized for financial reporting	$5,455	$3,285	$11	$1,009

	Nine Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,211	$6,390	$1,026	$944
Interest cost	13,431	14,700	1,764	2,123
Expected return on plan assets	(17,978)	(18,696)	(2,388)	(2,026)
Amortization of transition obligation	—	—	—	1,159
Amortization of prior service cost (credit)	653	1,079	(363)	(111)
Amortization of net loss (gain)	12,861	9,610	(5)	942
Net periodic benefit cost	16,178	13,083	34	3,031
Costs not recognized due to the effects of regulation	(1,330)	(3,226)	—	—
Net benefit cost recognized for financial reporting	$14,848	$9,857	$34	$3,031

In 2013, contributions of $192.2 million were made across four of Xcel Energy’s pension plans, of which $22.0 million was attributable to SPS.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at July 1	$(1,247)
Losses reclassified from net accumulated other comprehensive loss	44
Net current period other comprehensive income	44
Accumulated other comprehensive loss at Sept. 30	$(1,203)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(1,332)
Losses reclassified from net accumulated other comprehensive loss	129
Net current period other comprehensive income	129
Accumulated other comprehensive loss at June 30	$(1,203)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$68	(a)	$201	(a)
Total, pre-tax	68		201
Tax benefit	(24)		(72)
Total amounts reclassified, net of tax	$44		$129

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2013.

Results of Operations

SPS’ net income was approximately $75.8 million for the nine months ended Sept. 30, 2013, compared with net income of approximately $99.9 million for the same period in 2012.  The decline was primarily due to the effect of the 2004 FERC complaint case orders discussed in Note 5 to the financial statements, higher O&M expenses, depreciation, interest charges and the impact of cooler summer weather. These decreases were partially offset by electric rate increases in Texas.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Electric revenues	$1,317	$1,193
Electric fuel and purchased power	(814)	(676)
Electric margin	$503	$517

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$139
Retail rate increases (Texas)	19
Transmission revenue	11
2004 FERC complaint case orders (a)	(31)
Firm wholesale	(6)
Estimated impact of weather	(2)
Other, net	(6)
Total increase in electric revenues	124

Electric Margin

(Millions of Dollars)	2013 vs. 2012
2004 FERC complaint case orders (a)	$(31)
Firm wholesale	(6)
Estimated impact of weather	(2)
Retail rate increases (Texas)	19
Other, net	6
Total decrease in electric margin	(14)

(a)
As a result of two orders issued by the FERC, a pretax charge of approximately $35 million ($31 million in electric revenues, of which $5 million relates to 2013 and $26 million relates to periods prior to 2013, and $4 million in interest charges) was recorded in the third quarter of 2013. See Note 5 to the financial statements for further discussion.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $12.3 million, or 6.6 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses for the nine months ended Sept. 30:

(Millions of Dollars)	2013 vs. 2012
Plant generation costs	$3
Business systems costs	3
Distribution expense	2
Transmission costs	2
Other, net	2
Total increase in O&M expenses	$12

Depreciation and Amortization — Depreciation and amortization increased $6.8 million, or 8.0 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.0 million, or 8.5 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to an increase in property taxes in Texas.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $3.1 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to the expansion of transmission facilities.

Interest Charges — Interest charges increased $7.2 million, or 14.1 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to higher long-term debt levels and $4 million of interest associated with the customer refund at SPS based on the recent FERC orders. This is partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $15.1 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012. The decrease in income tax expense was primarily due to lower pretax earnings in 2013.  The ETR was 36.3 percent for the nine months ended Sept. 30, 2013, compared with 36.8 percent for the same period in 2012.

Public Utility Regulation

Purchased Power Agreement (PPA) Approvals — On July 10, 2013, SPS filed with the NMPRC for authorization to enter into three PPAs for approximately 700 MW of wind power. These contracts were entered into by SPS for economic purposes, not to meet the state mandated renewable energy portfolios. A decision is expected from the NMPRC prior to the end of 2013.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.

The removal of a federal ROFR will eliminate rights that SPS currently has under the Southwest Power Pool, Inc. (SPP) tariff to build certain transmission within its footprint.  Rather, the FERC required that opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for SPS will occur through the SPP tariff.  SPP made its initial compliance filing to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC’s ruling on the SPP compliance was issued in July 2013 as discussed below. In addition, SPP has received an extension of the deadline for filing its interregional planning and cost allocation agreement with the Midcontinent Area Power Pool which will likely delay that filing until late third quarter of 2013. Filings to address SPP interregional planning and cost allocation requirements with other regions were made in July 2013.

The FERC issued its initial order on SPP’s Order 1000 regional compliance filing in July 2013. In the order, the FERC identified several areas that will require a further compliance filing by SPP to address regional compliance issues identified by the FERC. Among other things, the FERC rejected SPP’s proposal to retain a ROFR for new transmission projects with operational voltages between 100 kV and 300 kV. Requests for rehearing of the FERC’s July 2013 order were filed Aug. 19, 2013 and are pending the FERC’s action. The further SPP regional compliance filing is due Nov. 15, 2013. The SPP interregional compliance filing was submitted in July 2013 and is pending the FERC’s action. With respect to ROFR rights of incumbent utilities, Xcel Energy believes that Texas statutes protect the right of incumbent utilities operating outside of the Electric Reliability Council of Texas to construct and own transmission interconnected to their systems, though this view is disputed by some parties.  The State of New Mexico does not have legislation protecting ROFR rights for incumbent utilities.

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

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation of SPS dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02	By-Laws of SPS as Amended and Restated on Sept. 26, 2013.
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
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

Southwestern Public Service Company

Oct. 28, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director