Form 10-K
period 2013-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2014-02-24
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 24, 2014, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
Southwestern Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by SPS. SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the SEC. This report should be read in its entirety.

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Council
NMAG	New Mexico Attorney General
NMPRC	New Mexico Public Regulation Commission
PNM	Public Service Company of New Mexico
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DCRF	Distribution cost recovery factor
DRC	Deferred renewable cost rider
DSM	Demand side management
EE	Energy efficiency
EECRF	Energy efficiency cost recovery factor
FCA	Fuel clause adjustment
FPPCAC	Fuel and purchased power cost adjustment clause
OATT	Open access transmission tariff
PCRF	Power cost recovery factor
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCN	Certificate of convenience and necessity
CO2	Carbon dioxide
CP	Coincident peak
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress

ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
HTY	Historic test year
JOA	Joint operating agreement
MISO	Midcontinent Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NOL	Net operating loss
NOx	Nitrogen oxide
NSPS	New source performance standard
NTC	Notifications to construct
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
QF	Qualifying facilities
REC	Renewable energy credit
ROE	Return on equity
ROFR	Right of first refusal
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SIP	State implementation plan
Sharyland	Sharyland Distribution and Transmission Services, LLC
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS is a utility engaged primarily in the generation, purchase, transmission, distribution, and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 33 percent of its total KWh sold in 2013.  SPS provides electric utility service to approximately 383,000 retail customers in Texas and New Mexico.  Approximately 73 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2013.  Although SPS’ large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of SPS’ large commercial and industrial electric sales include the following industries:  oil and gas extraction, as well as petroleum and coal products.  For small commercial and industrial customers, significant electric retail sales include the following industries: oil and gas extraction and crop related agricultural industries.  Generally, SPS’ earnings contribute approximately 5 percent to 15 percent of Xcel Energy’s consolidated net income.

SPS’ corporate strategy focuses on four core objectives: driving operational excellence; providing options and solutions to customers; investing for the future; and enhancing engagement with employees, customers, shareholders, communities and policy makers.  SPS files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a core priority for SPS and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

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

NMPRC regulations require SPS to request authority to continue collecting its fuel and purchased power costs through a fuel adjustment clause every four years.  The NMPRC has granted SPS authority to use a fuel adjustment clause through November 2014.

SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased economic energy cost adjustment clause accepted for filing by the FERC.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2014, assuming normal weather, is listed below.

System Peak Demand (in MW)
2011	2012	2013	2014 Forecast
5,210	5,265	5,056	5,119

The peak demand for the SPS system typically occurs in the summer. The 2013 uninterrupted system peak demand for SPS occurred on Aug. 6, 2013. The 2013 peak demand is down slightly from the previous year, when peak weather conditions were hotter.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, power purchases, DSM and new generation options to meet its net dependable system capacity requirements.

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

In November 2013, the NMPRC approved SPS’ request to enter into three PPAs for approximately 700 MW of additional wind power. These contracts were entered into by SPS for economic purposes, not to meet the state mandated renewable energy portfolios.

Purchased Transmission Services — SPS has contractual arrangements with SPP and regional transmission service providers, including PSCo, to deliver power and energy to its native load customers, which are retail and wholesale load obligations with terms of more than one year.

SPP Integrated Market (IM) — SPP has operated a regional energy imbalance market since 2007. SPS has recovered related charges and revenues in its retail and wholesale rates. In 2012 and 2013, the FERC approved proposed revisions to the SPP tariff to allow SPP to operate a day ahead/real time energy and ancillary services market similar to the regional market operated by MISO. The SPP IM is scheduled to start operations on March 1, 2014. SPS has submitted filings to the FERC to modify its wholesale power sales contracts to allow recovery of SPP IM charges and revenues through the SPP wholesale FCA. SPS has also requested FERC approval to make sales to the SPP IM at market-based rates. FERC approval of the tariff and market based rates filings are pending. SPS has also filed changes to its retail tariffs in Texas and New Mexico to allow retail FCA treatment of SPP IM charges and revenues.

Transmission NTCs — As a member of SPP, SPS accepts NTCs for transmission projects. These are typically a portfolio of transmission lines and electric substation projects. SPS has accepted NTCs for several hundred miles of transmission lines and substations at an estimated capital cost of approximately $1.4 billion and will continue to review new NTCs for acceptance as they are issued. These projects generally span several years to plan, site, procure and develop. Typical SPS capital spending for SPP NTC transmission projects is approximately $200 to $300 million per year, but may vary. The NMPRC and the PUCT must approve the siting and routing of all SPP identified transmission line NTC projects that require permitting approval. Projects identified through SPP NTCs may have costs allocated to other SPP members in accordance with the SPP open access transmission tariff. Costs allocated to SPS are permissible for recovery through the NMPRC, the PUCT and the FERC processes.

TUCO Inc. (TUCO) to Woodward, Okla. 345 KV transmission line
The TUCO to Woodward District extra high voltage interchange is a 345 KV transmission line. SPS is constructing the line to just inside the Oklahoma state line, and Oklahoma Gas and Electric Company (OGE) is building from there to Woodward, Okla. SPS’ estimated investment in the TUCO to Woodward line and substation is $185 million and is expected to be recovered from SPP members, including SPS, in accordance with the SPP OATT and the ratemaking process. The PUCT approved SPS’ CCN to build the line in 2012. It is anticipated to be complete in mid-2014.

Hitchland substation to Woodward, Okla. 345 KV transmission line
The Hitchland substation to Woodward line is a 345 KV double circuit transmission line and associated substation facilities in the Oklahoma and Texas Panhandle. SPS is building the first 30 miles and OGE is completing the line from there to Woodward, Okla. SPS’ estimated investment for the Hitchland to Woodward line and substation is $63 million and is expected to be recovered from SPP members in accordance with the SPP OATT and the ratemaking process. The line is anticipated to be complete in mid-2014.

Jones CCN — In August 2011, the PUCT approved SPS’ request for a CCN to build a gas-fired combustion turbine generating unit at SPS’ existing Jones Station in Lubbock, Texas (Jones Unit 4). In February 2012, the NMPRC approved the CCN with a projected cost of $118 million, inclusive of AFUDC. Jones Unit 4 achieved commercial operation in May 2013 and added 168 MW of capacity to the SPS service territory.

Resource Plans — SPS is required to develop and implement a renewable portfolio plan in which 10 percent of its energy to serve its New Mexico retail customers is produced by renewable resources in 2011, increasing to 15 percent in 2015. SPS primarily fulfills its renewable portfolio requirements through the purchase of wind energy. SPS was granted a variance from the NMPRC to extend the time to implement a portion of the diversity requirements to 2015.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities located in the eastern half of the United States. In December 2013, the U.S. Supreme Court heard oral arguments on the D.C. Circuit’s 2012 decision to vacate the CSAPR. A decision is anticipated by June 2014. It is not yet known whether the D.C. Circuit’s decision will be upheld, or how the EPA might approach a replacement rule. Therefore, it is not known what requirements may be imposed in the future. CSAPR is discussed further at Note 11 to the financial statements — Environmental Contingencies.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average Owned Fuel Cost
	Cost	Percent	Cost	Percent
2013	$2.14	71%	$3.97	29%	$2.68
2012	1.87	67	2.99	33	2.24
2011	1.89	67	4.37	33	2.71

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — SPS purchases all of the coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers. The coal supply contract with TUCO expires in 2016 and 2017 for the Harrington station and Tolk station, respectively.  As of Dec. 31, 2013 and 2012, coal inventories at SPS were approximately 42 and 40 days supply, respectively.  TUCO has coal agreements to supply 93 percent of SPS’ estimated coal requirements in 2014, and a declining percentage of the requirements in subsequent years. SPS’ general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of requirements in two years, and 33 percent of requirements in three years.

Natural gas — SPS uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas for SPS’ power plants is procured under contracts to provide an adequate supply of fuel; which typically is purchased with terms of one year or less. The transportation and storage contracts expire in various years from 2014 to 2033.  All of the natural gas supply contracts have pricing that is tied to various natural gas indices.

Most transportation contract pricing is based on FERC and Railroad Commission of Texas approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  SPS’ commitments related to gas supply contracts were approximately $21 million and $57 million and commitments related to gas transportation and storage contracts were approximately $201 million and $229 million at Dec. 31, 2013 and 2012, respectively.

SPS has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

SPS’ renewable energy portfolio includes wind and solar power from both owned generating facilities and PPAs.  As of Dec. 31, 2013, SPS is in compliance with mandated RPS, which require generation from renewable resources of approximately four percent and 10 percent of Texas and New Mexico electric retail sales, respectively.  Renewable energy comprised 12.7 percent and 8.0 percent of SPS’ total owned and purchased energy for 2013 and 2012, respectively.  Wind energy comprised 12.1 percent and 7.4 percent of SPS’ total owned and purchased energy for 2013 and 2012, respectively.  Solar power comprised approximately 0.4 percent and 0.5 percent of SPS’ total owned and purchased energy for 2013 and 2012, respectively.

SPS also offers customer-focused renewable energy initiatives.  Windsource allows customers in New Mexico to purchase a portion or all of their electricity from renewable sources.  The number of Windsource participants dropped from approximately 1,000 in 2012 to 900 in 2013 due to residential attrition, while Windsource MWh sales remained consistent from approximately 4,400 MWh in 2012 to 4,400 MWh in 2013.  Additionally, to encourage the growth of solar energy on the system in New Mexico, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards program.  Over 115 PV systems with approximately 7.6 MW of aggregate capacity and over 80 PV systems with approximately 4.5 MW of aggregate capacity have been installed in New Mexico under this program as of Dec. 31, 2013 and 2012, respectively.

Wind — SPS acquires its wind energy from long-term PPAs with wind farm owners, primarily located in the Texas Panhandle area of Texas and New Mexico. SPS currently has six of these agreements in place, with facilities ranging in size from under two MW to 161 MW for a total capacity greater than 600 MW. In 2013, the NMPRC approved three PPAs for approximately 700 MW of wind power. In addition to receiving purchased wind energy under these agreements, SPS also typically receives wind RECs, which are used to meet state renewable resource requirements. The average cost per MWh of wind energy under the PPA and QF contracts was approximately $26 for each of 2013 and 2012. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution. Generally, contracts executed in 2013 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the expiration of the Federal PTCs in 2013. At the end of each of 2013 and 2012, SPS had over 1,000 MW of wind energy on its system. With these projects, SPS is anticipated to have approximately 1,800 MW of wind power.

Wholesale Commodity Marketing Operations

SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products. SPS uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. See additional discussion under Item 7A for further discussion.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 10 to the accompanying financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities, including RTO’s such as SPP, to file compliance tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal ROFR to build certain types of transmission projects in its service area.

The removal of a federal ROFR would eliminate rights that SPS currently has under the SPP tariff to build certain transmission within its footprint. The FERC required that the opportunity to build such projects would extend to competitive transmission developers. Compliance with Order 1000 for SPS will occur through the SPP tariff.  SPP made its initial compliance filing to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC’s ruling on the SPP compliance filing was issued in July 2013 as discussed below. Filings to address SPP interregional planning and cost allocation requirements with other regions were made in July 2013.

In July 2013, the FERC issued its initial order on SPP’s Order 1000 regional compliance filing identifying several issues and requiring a further compliance filing by SPP. The FERC rejected SPP’s proposal to retain a ROFR for new transmission projects with operational voltages between 100 KV and 300 KV. Requests for rehearing of the FERC’s July 2013 order were filed and are pending FERC action. The SPP regional compliance filing to the July 2013 order was filed and is pending FERC action. The SPP interregional compliance filing was submitted and is also pending the FERC’s action. SPS believes that Texas statutes protect the ROFR of incumbent utilities operating outside of the Electric Reliability Council of Texas (ERCOT) to construct and own transmission interconnected to their systems, though this view is disputed by some parties. The State of New Mexico does not have legislation protecting ROFR rights for incumbent utilities.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2013		2012		2011
Electric sales (Millions of KWh)
Residential	3,564		3,542		3,700
Large commercial and industrial	9,893		9,707		9,546
Small commercial and industrial	4,743		4,708		4,778
Public authorities and other	568		575		615
Total retail	18,768		18,532		18,639
Sales for resale	9,200		9,281		11,324
Total energy sold	27,968		27,813		29,963

Number of customers at end of period
Residential	301,169		299,352		296,311
Large commercial and industrial	214		209		201
Small commercial and industrial	75,592		74,706		73,567
Public authorities and other	6,256		6,262		6,177
Total retail	383,231		380,529		376,256
Wholesale	30		31		27
Total customers	383,261		380,560		376,283

Electric revenues (Thousands of Dollars)
Residential	$330,487		$309,474		$321,533
Large commercial and industrial	445,043		379,722		418,388
Small commercial and industrial	351,851		314,526		333,504
Public authorities and other	43,059		40,432		42,973
Total retail	1,170,440		1,044,154		1,116,398
Wholesale	416,793		408,491		511,316
Other electric revenues	119,854		87,410		79,851
Total electric revenues	$1,707,087		$1,540,055		$1,707,565

KWh sales per retail customer	48,973		48,701		49,537
Revenue per retail customer	$3,054		$2,744		$2,967
Residential revenue per KWh	9.27	¢	8.74	¢	8.69	¢
Large commercial and industrial revenue per KWh	4.50		3.91		4.38
Small commercial and industrial revenue per KWh	7.42		6.68		6.98
Total retail revenue per KWh	6.24		5.63		5.99
Wholesale revenue per KWh	4.53		4.40		4.52

Energy Source Statistics

	Year Ended Dec. 31
	2013		2012		2011
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	14,184	49%	14,005	49%	14,818	48%
Natural Gas	11,235	38	12,088	43	13,167	43
Wind (a)	3,507	12	2,103	7	2,386	8
Other (b)	167	1	177	1	409	1
Total	29,093	100%	28,373	100%	30,780	100%

Owned generation	18,814	65%	19,940	70%	19,310	63%
Purchased generation	10,279	35	8,433	30	11,470	37
Total	29,093	100%	28,373	100%	30,780	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. SPS uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including nuclear, hydroelectric, solar, biomass, oil and refuse.  Distributed generation from the Solar*Rewards program is not included, and was approximately 0.011, 0.008, and 0.006 net million KWh for 2013, 2012, and 2011, respectively.

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

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. While SPS cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

GENERAL

Seasonality

The demand for electric power is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer and winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, SPS’ operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. See Item 7 for further discussion.

Competition

SPS remains a vertically integrated utility subject to traditional cost-of-service regulation. Within this construct, however, SPS is subject to different public policies that promote competition and the development of energy markets. SPS’ industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with on-site solar generation (typically rooftop solar) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.

The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, SPS can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load. State public utilities commissions, including the NMPRC, have created resource planning programs that promote competition in the acquisition of electricity generation resources used to provide service to retail customers. In addition, FERC Order 1000 seeks to establish competition for construction and operation of new electric transmission facilities. SPS has franchise agreements with certain cities subject to periodic renewal. If a city elected not to renew the franchise agreement, it could seek alternative means for its citizens to access electric power or gas, such as municipalization. Several states, including New Mexico, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to SPS’ electric service business. These competitive challenges continue to evolve over time. While facing these challenges, SPS believes its rates and services are competitive with currently available alternatives. SPS continues to evaluate policies, products and strategies to enable it to compete in the changing energy marketplace.

ENVIRONMENTAL MATTERS

SPS’ facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. SPS has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. SPS’ facilities have been designed and constructed to operate in compliance with applicable environmental standards. SPS strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have upon SPS’ operations. See Notes 10 and 11 to the financial statements for further discussion.

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

EMPLOYEES

As of Dec. 31, 2013, SPS had 1,277 full-time employees, of which 832 were covered under collective-bargaining agreements. See Note 7 to the financial statements for further discussion.

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

Management seeks to mitigate the risks inherent in the implementation of Xcel Energy Inc.’s and SPS’ strategy.  The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk.  Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

Management communicates regularly with Xcel Energy Inc.’s Board and key stakeholders regarding risk.  Senior management presents a periodic assessment of key risks to the Board.  The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The guidelines on corporate governance and Board committee charters define the scope of review and inquiry for the Board and its committees. Each Board committee has responsibility for overseeing aspects of risk and our management and mitigation of the risk. Xcel Energy Inc.’s Board of Directors has overall responsibility for risk oversight and with the committees periodically undertakes the review of the charters to ensure that oversight of key risks are appropriately considered by the various Board committees.  Xcel Energy Inc.’s Board also reviews risks at an enterprise level and annually conducts a full day strategy session where it considers risks and confirms that Xcel Energy’s and SPS’ strategy appropriately addresses risk management and mitigation and reviews the performance and annual goals of each business area.

As described above, the Board reviews senior management’s key risk assessment that analyzes the most likely areas of future risk to Xcel Energy. This review, when combined with the oversight of specific risks by the committees, allows the Board to confirm risk is considered in the development of goals and that risk has been adequately considered and mitigated in the execution of corporate strategy. The presentation of the assessment of key risks also provides the basis for the discussion of risk in our public filings and securities disclosures.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards.  Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance no longer makes operation of the units economic. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2013, these sites included third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, and other GHGs, particulates, coal ash and cooling water intake systems.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE.  There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place. However, adverse regulatory rulings or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy.  Capital market disruption events, and resulting broad financial market distress, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we have taken advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant.  The Board of Directors has authorized Xcel Energy and its subsidiaries to take advantage of this end-user exception. In addition, the CFTC has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity.  Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act.  We are currently reporting all of our swap transactions as part of the Dodd-Frank Act.

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM and MISO, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans with modifications to these funding requirements that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

We engage in wholesale sales and/or purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings volatility.  Actual settlements can vary significantly from these estimates, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations customers at previously authorized or anticipated costs.  Any such disruption, if significant, would cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric services to our customers. The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation, electric generation capacity, transmission, natural gas pipeline capacity, etc.

Our utility operations are subject to long-term planning risks.

Our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology, the installation of distributed energy generation, customer behavioral response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide. SPS’ aging infrastructure may pose a risk to system reliability and expose us to premature financial obligations. SPS is engaged in significant and ongoing infrastructure investment programs.

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam.  Wholesale customers may purchase directly from other suppliers and procure only transmission service from us.  These circumstances provide for greater long-term planning uncertainty related to future load growth.  Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future; however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation. Some states have considered such legislation.

Our natural gas transmission operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission lines located near populated areas the level of potential damages resulting from these risks is greater.

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires additional verification of pipeline infrastructure records by intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2013, Xcel Energy Inc. and its utility subsidiaries had approximately $10.9 billion of long-term debt and $1.0 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2013, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $19.4 million and $0.3 million of exposure. Xcel Energy also had additional guarantees of $32.1 million at Dec. 31, 2013 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2013, 2012 and 2011 we paid $69.6 million, $66.6 million and $64.4 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity.  The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions.  State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to regulation under climate change laws at either the state or federal level in the future. The EPA is regulating GHGs under the CAA. The EPA has regulated GHG emissions from motor vehicles and adopted new permitting requirements for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has proposed regulations that would establish NSPS for any new fossil fuel-fired power plants that may be built. If adopted, these regulations could significantly increase the cost of building new generating plants. By 2016, the EPA plans to develop and implement GHG regulations applicable to emissions from existing power plants. Such regulations could impose substantial costs on our system.

We have been, and in the future may be subject to climate change lawsuits. An adverse outcome in any of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows and financial condition if such costs are not recovered through regulated rates.

There are many uncertainties regarding when and in what form climate change legislation or regulations may be enacted.  The impact of legislation and regulations will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are recognized as compliance options, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations.  Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone, ash management and cooling water intake systems.  The costs of investment to comply with these rules could be substantial.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, NERC electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC issued NOVs of its market manipulation rules to several market participants during 2013.  The potential penalties in one pending case exceed $400 million.  We attempt to mitigate this risk through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged economic recession and uncertainty of recovery has lowered the correlation between sales and economic growth. Sales growth has been relatively flat due to lower level of economic activity, increased focus on energy efficiency and distributed generation. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the capital market risk section above.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products.  Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business.  We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, such as additional physical plant security and additional security personnel.  We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection, and may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation and transmission systems are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events will in part determine the financial impact of certain events on our financial condition and results.  It is difficult to predict the magnitude of such events and associated impacts.

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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States, and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations,  could also negatively impact our business.  In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level.  We are unable to quantify the potential impact of such cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures designed to protect our information technology systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.   If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2013 Net Dependable Capability (MW)
Steam:
Harrington-Amarillo, Texas, 3 Units	Coal	1976-1980	1,018
Tolk-Muleshoe, Texas, 2 Units	Coal	1982-1985	1,067
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1957-1965	254
Jones-Lubbock, Texas, 2 Units	Natural Gas	1971-1974	486
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, Texas, 3 Units	Natural Gas	1960-1968	457
Plant X-Earth, Texas, 4 Units	Natural Gas	1952-1964	411
Combustion Turbine:
Carlsbad-Carlsbad, N.M., 1 Unit	Natural Gas	1968	10
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1998	212
Jones-Lubbock, Texas, 2 Units	Natural Gas	2011-2013	339	(a)
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1963-1976	61
		Total	4,427

(a)	Construction of Jones Unit 3 was completed in 2011 and Jones Unit 4 was completed in May 2013.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2013:

Conductor Miles
345 KV	6,806
230 KV	9,310
115 KV	12,380
Less than 115 KV	22,782

SPS had 429 electric utility transmission and distribution substations at Dec. 31, 2013.

Item 3 — Legal Proceedings

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

•
The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions.  State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent.  In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating.  SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 53.2 percent at Dec. 31, 2013 and $359 million in retained earnings was not restricted.

See Note 4 to the financial statements for further discussion of SPS’ dividend policy.

The dividends declared during 2013 and 2012 were as follows:

(Thousands of Dollars)	2013	2012
First quarter	$17,113	$16,777
Second quarter	17,475	16,399
Third quarter	18,218	16,520
Fourth quarter	18,083	16,773

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

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

Ongoing electric revenues and ongoing electric margins are financial measures not recognized under GAAP. We use these non-GAAP financial measures to evaluate and provide details of earnings results. We believe that these non-GAAP measures are useful to investors to evaluate financial performance. These non-GAAP financial measures should not be considered as alternatives to measures calculated and reported in accordance with GAAP.

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

Results of Operations

SPS’ net income was approximately $95.2 million for 2013, compared with net income of approximately $106.4 million for 2012. The decrease is the result of two orders issued in August 2013 by the FERC for a potential SPS customer refund and higher depreciation expense. These decreases were partially offset by electric rate increases in Texas and the gain associated with the sale of certain transmission assets to Sharyland.

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

(Millions of Dollars)	2013	2012
Electric revenues	$1,707	$1,540
Electric fuel and purchased power	(1,059)	(890)
Electric margin	$648	$650

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$166
Retail rate increase (Texas)	30
Transmission revenue	12
Demand revenue	10
Trading	(20)
2004 FERC complaint case orders (a)	(6)
Firm wholesale	(3)
Other, net	4
Total increase in ongoing electric revenues	193
2004 FERC complaint case orders (a)	(26)
Total increase in GAAP electric revenues	$167

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Texas)	$30
Demand revenue	10
2004 FERC complaint case orders (a)	(6)
Trading	(3)
Transmission revenue	(3)
Firm wholesale	(3)
Other, net	(1)
Total increase in ongoing electric margin	24
2004 FERC complaint case orders (a)	(26)
Total decrease in GAAP electric margin	$(2)

(a)
As a result of two orders issued by the FERC in August 2013, a pretax charge of approximately $36 million ($32 million in electric revenues, of which $6 million relates to 2013 and $26 million relates to periods prior to 2013, and $4 million in interest charges) was recorded in 2013. See Note 10 to financial statements.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $2.0 million, or 0.8 percent for 2013 compared with 2012.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2013 vs. 2012
Employee benefits	$8
Plant generation costs	4
Distribution expense	2
Transmission costs	2
Gain on sale of transmission assets (See Note 10 to financial statements)	(14)
Total increase in O&M expenses	$2

Depreciation and Amortization — Depreciation and amortization expenses increased $8.2 million, or 7.2 percent for 2013 compared with 2012. The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.3 million, or 7.1 percent for 2013 compared with 2012. The increase is primarily due to an increase in property taxes in Texas.

AFUDC, Equity and Debt — AFUDC increased $4.8 million for 2013 compared with 2012.  The increase was primarily due to the expansion of transmission facilities and normal system expansion.

Interest Charges — Interest charges increased $8.8 million, or 12.7 percent, for 2013 compared with 2012.  The increase was primarily due to interest associated with the customer refund based on the August 2013 FERC orders and higher long-term debt levels, which was partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $8.5 million for 2013 compared with 2012. The decrease in income tax expense was primarily due to lower pretax earnings in 2013.  The ETR was 36.1 percent for 2013, compared with 36.9 percent for 2012.

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

SPS is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While SPS expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose SPS to some credit and nonperformance risk.

Though no material non-performance risk currently exists with the counterparties to SPS’ commodity derivative contracts, distress in the financial markets may in the future impact that risk to the extent it impacts those counterparties. Distress in the financial markets may also impact the fair value of the securities in the master pension trust, as well as SPS’ ability to earn a return on short-term investments of excess cash.

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

Wholesale and Commodity Trading Risk — SPS conducts wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments.  SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business.  SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2013, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $1.2 million annually.  At Dec. 31, 2012, a 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense by approximately $0.1 million annually.  See Note 9 to the financial statements for a discussion of SPS’ interest rate derivatives.

Credit Risk — SPS is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2013, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $2.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $0.1 million.  At Dec. 31, 2012, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $0.1 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $0.1 million.

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

Fair Value Measurements

SPS follows accounting and disclosure guidance on fair value measurements that contains a hierarchy for inputs used in measuring fair value and requires disclosure of the observability of the inputs used in these measurements.  See Note 9 to the financial statements for further discussion of the fair value hierarchy and the amounts of assets and liabilities measured at fair value that have been assigned to Level 3.

Commodity Derivatives — SPS continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2013.  SPS also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2013.

Commodity derivative assets and liabilities assigned to Level 3 consist of FTRs. Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3.  Level 3 commodity derivatives assets and liabilities included $16.4 million and $6.5 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2013.

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

SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we believe that, as of Dec. 31, 2013, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ DAVID T. HUDSON	/s/ TERESA S. MADDEN
David T. Hudson	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 24, 2014	Feb. 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2014

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2013	2012	2011

Operating revenues	$1,707,087	$1,540,055	$1,707,565

Operating expenses
Electric fuel and purchased power	1,059,330	889,567	1,089,415
Operating and maintenance expenses	253,880	251,853	251,886
Demand side management program expenses	12,420	12,891	15,415
Depreciation and amortization	121,907	113,743	106,974
Taxes (other than income taxes)	49,533	46,246	43,278
Total operating expenses	1,497,070	1,314,300	1,506,968

Operating income	210,017	225,755	200,597

Other income, net	140	46	406
Allowance for funds used during construction — equity	10,186	7,272	5,342

Interest charges and financing costs
Interest charges — includes other financing costs of $3,031, $2,996 and $2,964, respectively	77,866	69,074	65,095
Allowance for funds used during construction — debt	(6,461)	(4,599)	(3,784)
Total interest charges and financing costs	71,405	64,475	61,311

Income before income taxes	148,938	168,598	145,034
Income taxes	53,761	62,229	55,133
Net income	$95,177	$106,369	$89,901

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2013	2012	2011
Net income	$95,177	$106,369	$89,901
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $97, $97 and $98, respectively	171	172	171
Other comprehensive income	171	172	171
Comprehensive income	$95,348	$106,541	$90,072

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2013	2012	2011
Operating activities
Net income	$95,177	$106,369	$89,901
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,069	115,917	109,207
Demand side management program amortization	1,673	1,811	1,811
Deferred income taxes	36,475	54,119	55,508
Amortization of investment tax credits	(341)	(327)	(275)
Allowance for equity funds used during construction	(10,186)	(7,272)	(5,342)
Provision for bad debts	3,437	2,915	3,655
Gain on sale of transmission assets	(13,661)	—	—
Net derivative losses	268	269	268
Changes in operating assets and liabilities:
Accounts receivable	(36,184)	(3,429)	(23,518)
Accrued unbilled revenues	(10,315)	5,250	6,042
Inventories	(7,443)	4,238	(5,726)
Prepayments and other	4,456	(3,901)	(2,480)
Accounts payable	20,650	(13,730)	(1,527)
Net regulatory assets and liabilities	620	24,243	6,090
Other current liabilities	51,880	1,780	5,717
Pension and other employee benefit obligations	(17,968)	(13,706)	(7,576)
Change in other noncurrent assets	(2,281)	(1,541)	1,509
Change in other noncurrent liabilities	(2,689)	(1,912)	(4,299)
Net cash provided by operating activities	237,637	271,093	228,965

Investing activities
Utility capital/construction expenditures	(584,736)	(384,626)	(308,223)
Proceeds from sale of transmission assets	37,118	—	—
Allowance for equity funds used during construction	10,186	7,272	5,342
Investments in utility money pool arrangement	(12,000)	(217,000)	(40,300)
Receipts from utility money pool arrangement	12,000	217,000	40,300
Other, net	—	—	221
Net cash used in investing activities	(537,432)	(377,354)	(302,660)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	75,000	9,000	(49,000)
Proceeds from issuance of long-term debt	94,626	108,678	193,137
Repayment of long-term debt	—	—	(101,800)
Borrowings under utility money pool arrangement	767,000	265,000	293,500
Repayments under utility money pool arrangement	(729,000)	(270,000)	(288,500)
Capital contributions from parent	162,277	60,024	89,631
Dividends paid to parent	(69,579)	(66,609)	(64,401)
Net cash provided by financing activities	300,324	106,093	72,567

Net change in cash and cash equivalents	529	(168)	(1,128)
Cash and cash equivalents at beginning of year	482	650	1,778
Cash and cash equivalents at end of year	$1,011	$482	$650

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(67,209)	$(61,268)	$(57,122)
Cash paid for income taxes, net	(16,721)	(13,763)	(2,245)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$23,305	$38,751	$23,570
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,011	$482
Accounts receivable, net	70,951	62,067
Accounts receivable from affiliates	15,840	4,791
Accrued unbilled revenues	109,207	98,892
Inventories	37,138	31,337
Regulatory assets	27,595	24,020
Derivative instruments	17,826	7,892
Deferred income taxes	85,362	27,528
Prepayments and other	19,571	11,387
Total current assets	384,501	268,396

Property, plant and equipment, net	3,284,030	2,861,756

Other assets
Regulatory assets	290,415	324,081
Derivative instruments	41,056	48,949
Other	17,068	14,759
Total other assets	348,539	387,789
Total assets	$4,017,070	$3,517,941

Liabilities and Equity
Current liabilities
Short-term debt	$84,000	$9,000
Borrowings under utility money pool arrangement	38,000	—
Accounts payable	143,879	141,327
Accounts payable to affiliates	15,387	12,363
Regulatory liabilities	83,759	75,891
Taxes accrued	23,584	19,380
Accrued interest	16,883	15,104
Dividends payable	18,082	16,773
Derivative instruments	3,583	3,601
Other	75,355	31,084
Total current liabilities	502,512	324,523

Deferred credits and other liabilities
Deferred income taxes	757,778	662,201
Regulatory liabilities	81,504	91,815
Asset retirement obligations	19,375	17,607
Derivative instruments	34,207	37,790
Pension and employee benefit obligations	55,087	97,273
Other	3,051	6,093
Total deferred credits and other liabilities	951,002	912,779

Commitments and contingencies
Capitalization
Long-term debt	1,199,865	1,103,684
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2013 and 2012, respectively	—	—
Additional paid in capital	1,005,463	843,186
Retained earnings	359,389	335,101
Accumulated other comprehensive loss	(1,161)	(1,332)
Total common stockholder’s equity	1,363,691	1,176,955
Total liabilities and equity	$4,017,070	$3,517,941

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands of dollars, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2010	100	$—	$693,531	$270,257	$(1,675)	$962,113
Net income				89,901		89,901
Other comprehensive income					171	171
Common dividends declared to parent				(64,957)		(64,957)
Contribution of capital by parent			89,631			89,631
Balance at Dec. 31, 2011	100	$—	$783,162	$295,201	$(1,504)	$1,076,859
Net income				106,369		106,369
Other comprehensive income					172	172
Common dividends declared to parent				(66,469)		(66,469)
Contribution of capital by parent			60,024			60,024
Balance at Dec. 31, 2012	100	$—	$843,186	$335,101	$(1,332)	$1,176,955
Net income				95,177		95,177
Other comprehensive income					171	171
Common dividends declared to parent				(70,889)		(70,889)
Contribution of capital by parent			162,277			162,277
Balance at Dec. 31, 2013	100	$—	$1,005,463	$359,389	$(1,161)	$1,363,691

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CAPITALIZATION
(amounts in thousands of dollars, except share data)

	Dec. 31
	2013	2012
Long-Term Debt
First Mortgage Bonds, Series due Aug. 15, 2041, 4.5%	$400,000	$300,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	200,000
Unsecured Senior G Notes, due Dec. 1, 2018, 8.75%	250,000	250,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Unamortized (discount) premium	(135)	3,684
Total	1,199,865	1,103,684
Less current maturities	—	—
Total long-term debt	$1,199,865	$1,103,684

Common Stockholder’s Equity
Common stock — 200 shares authorized of $1.00 par value, 100 shares outstanding at Dec. 31, 2013 and 2012, respectively	$—	$—
Additional paid in capital	1,005,463	843,186
Retained earnings	359,389	335,101
Accumulated other comprehensive loss	(1,161)	(1,332)
Total common stockholder’s equity	$1,363,691	$1,176,955

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

Conservation Programs — SPS has implemented programs in its jurisdictions to assist customers in conserving energy and reducing peak demand on the electric system.  These programs include commercial process efficiency and lighting updates, as well as residential rebates for participation in air conditioner interruption and energy-efficient appliances.

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost.  The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC.  The cost of plant retired is charged to accumulated depreciation and amortization.  Amounts recovered in rates for future removal costs are recorded as regulatory liabilities.  Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate. Property, plant and equipment that is required to be decommissioned early by a regulator is reclassified as plant to be retired.

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

SPS records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was 2.6, 2.7 and 2.7 percent for the years ended Dec. 31, 2013, 2012 and 2011, respectively.

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

AFUDC — AFUDC represents the cost of capital used to finance utility construction activity.  AFUDC is computed by applying a composite financing rate to qualified CWIP.  The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital).  AFUDC amounts capitalized are included in SPS’ rate base for establishing utility service rates.

AROs — SPS records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with the applicable accounting guidance.  This liability will be increased over time by applying the effective interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the amounts through the establishment of a regulatory asset and recovery in rates.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for rate making purposes, the reversal of some temporary differences are accounted for as current income tax expense. Investment tax credits are deferred and their benefits amortized over the book depreciable lives of the related property.  Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Types of and Accounting for Derivative Instruments — SPS uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by the accounting guidance for derivatives and hedging, are recorded on the balance sheets at fair value as derivative instruments.  This includes certain instruments used to mitigate market risk for the utility operations including transmission in organized markets and all instruments related to the commodity trading operations.  The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on expected recovery of derivative instrument settlements through fuel and purchased energy cost recovery mechanisms.

Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.  Interest rate hedging transactions are recorded as a component of interest expense. For further information on derivatives entered to mitigate market risk associated with transmission in organized markets, see Note 9.

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

RECs — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources. RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  SPS acquires RECs from the generation or purchase of renewable power.

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

Environmental Costs — Environmental costs are recorded when it is probable SPS is liable for remediation costs and the liability can be reasonably estimated.  Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed.  If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant.

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

Segment Information - SPS has only one reportable segment.  SPS is a wholly owned subsidiary of Xcel Energy Inc. and operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas and New Mexico.  Operating results from the regulated electric utility segment serve as the primary basis for the chief operating decision maker to evaluate the performance of SPS.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2013 up to the date of issuance of these financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  SPS implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its financial statements. See Note 9 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated OCI and amounts reclassified out of accumulated OCI.  These disclosure requirements do not change how net income or comprehensive income are presented in the financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  SPS implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its financial statements.  See Note 13 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$76,426	$66,789
Less allowance for bad debts	(5,475)	(4,722)
	$70,951	$62,067

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$21,600	$18,129
Fuel	15,538	13,208
	$37,138	$31,337

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$4,714,398	$4,379,208
Construction work in progress	388,323	237,136
Total property, plant and equipment	5,102,721	4,616,344
Less accumulated depreciation	(1,818,691)	(1,754,588)
	$3,284,030	$2,861,756

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2013
Borrowing limit	$100
Amount outstanding at period end	38
Average amount outstanding	65
Maximum amount outstanding	100
Weighted average interest rate, computed on a daily basis	0.18%
Weighted average interest rate at period end	0.25

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$100	$100	$100
Amount outstanding at period end	38	—	5
Average amount outstanding	46	10	12
Maximum amount outstanding	100	63	71
Weighted average interest rate, computed on a daily basis	0.15%	0.33%	0.35%
Weighted average interest rate at end of period	0.25	N/A	0.35

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2013
Borrowing limit	$300
Amount outstanding at period end	84
Average amount outstanding	60
Maximum amount outstanding	121
Weighted average interest rate, computed on a daily basis	0.30%
Weighted average interest rate at period end	0.27

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$300	$300	$300
Amount outstanding at period end	84	9	—
Average amount outstanding	32	18	54
Maximum amount outstanding	140	106	161
Weighted average interest rate, computed on a daily basis	0.30%	0.39%	0.37%
Weighted average interest rate at end of period	0.27	0.36	N/A

Letters of Credit — SPS may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2013, there were $25.5 million of letters of credit outstanding under the credit facility. At Dec. 31, 2012, there were no letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

SPS has a five-year credit agreement with a syndicate of banks. The total size of the credit facility is $300 million and the credit facility terminates in July 2017.

SPS has the right to request an extension of the revolving termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.

Other features of SPS’ credit facility include:

•	The credit facility may be increased by up to $50 million.

•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent. SPS was in compliance as its debt-to-total capitalization ratio was 49 percent at Dec. 31, 2013. If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15 percent of SPS’ total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2013, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$300.0	$109.5	$190.5

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at Dec. 31, 2013 and 2012.

Long-Term Borrowings and Other Financing Instruments

Generally, all real and personal property of SPS is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.

In August 2013, SPS issued $100 million of 4.50 percent first mortgage bonds due Aug. 15, 2041. Including the $300 million of this series previously issued, total principal outstanding for this series is $400 million. In June 2012, SPS issued an additional $100 million of its 4.50 percent first mortgage bonds due Aug. 15, 2041.

During the next five years, SPS has long-term debt maturities of $200 million and $250 million due in 2016 and 2018, respectively.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $10.3 million and $9.7 million, net of amortization, at Dec. 31, 2013 and 2012, respectively.  SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — SPS’ dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent. In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating.  SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 53.2 percent at Dec. 31, 2013 and $359 million in retained earnings was not restricted.

5.	Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

6.	Income Taxes

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2013, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013.  SPS is not expected to accrue any income tax expense related to this adjustment.  Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution are uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$1.2	$0.2
Unrecognized tax benefit — Temporary tax positions	2.9	3.7
Total unrecognized tax benefit	$4.1	$3.9

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2013	2012	2011
Balance at Jan. 1	$3.9	$4.8	$4.3
Additions based on tax positions related to the current year	1.6	1.1	1.5
Reductions based on tax positions related to the current year	—	(1.6)	(0.2)
Additions for tax positions of prior years	3.1	0.8	2.5
Reductions for tax positions of prior years	(0.3)	(1.2)	(0.3)
Settlements with taxing authorities	(4.2)	—	(3.0)
Balance at Dec. 31	$4.1	$3.9	$4.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(2.4)	$(2.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Dec. 31, 2013, 2012 and 2011 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2013, 2012 or 2011.

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

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2013	2012
Federal NOL carryforward	168.7	158.0
Federal tax credit carryforwards	1.7	1.3
State NOL carryforwards	23.6	21.0

The federal carryforward periods expire between 2021 and 2033.  The state carryforward periods expire between 2014 and 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	2.0	2.2	2.9
Change in unrecognized tax benefits	0.7	—	—
Regulatory differences — utility plant items	(1.1)	(0.4)	(0.1)
Tax credits recognized	(0.4)	(0.2)	(0.3)
Other, net	(0.1)	0.3	0.5
Effective income tax rate	36.1%	36.9%	38.0%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Current federal tax expense (benefit)	$14,947	$6,549	$(1,993)
Current state tax expense	2,943	2,712	3,287
Current change in unrecognized tax benefit	(263)	(824)	(1,394)
Deferred federal tax expense	33,489	50,189	50,903
Deferred state tax expense	1,754	3,069	3,240
Deferred change in unrecognized tax expense	1,232	861	1,365
Deferred investment tax credits	(341)	(327)	(275)
Total income tax expense	$53,761	$62,229	$55,133

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Deferred tax expense excluding items below	$38,333	$55,749	$56,181
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(1,761)	(1,533)	(575)
Tax expense allocated to other comprehensive income	(97)	(97)	(98)
Deferred tax expense	$36,475	$54,119	$55,508

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2013	2012
Deferred tax liabilities:
Differences between book and tax bases of property	$705,416	$654,259
Employee benefits	52,081	51,394
Other	30,066	24,034
Total deferred tax liabilities	$787,563	$729,687
Deferred tax assets:
NOL carryforward	$61,330	$59,562
Rate refund	17,192	2,911
Unbilled revenue - fuel costs	13,316	10,555
Regulatory liabilities	9,724	6,176
Deferred fuel costs	6,877	11,952
Other	6,708	4,448
Total deferred tax assets	$115,147	$95,604
Net deferred tax liability	$672,416	$634,083

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

Xcel Energy, which includes SPS, offers various benefit plans to its employees. Approximately 65 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2013, SPS had 832 bargaining employees covered under a collective-bargaining agreement, which expires in October 2014.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset values.

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on the plan’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.

Derivative Instruments — Fair values for foreign currency derivatives are determined using pricing models based on the prevailing forward exchange rate of the underlying currencies. The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2013 and 2012 were $36.5 million and $39.4 million, respectively, of which $2.8 million and $3.3 million were attributable to SPS. In 2013 and 2012, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $6.6 million and $15.6 million, respectively, of which $0.3 million and $0.3 million were attributable to SPS. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and SPS base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The pension cost determination assumes a forecasted mix of investment types over the long-term. Investment returns were below the assumed levels of 6.49 percent in 2013 and above the assumed levels of 6.68 percent and 6.80 percent in 2012 and 2011, respectively. Xcel Energy Inc. and SPS continually review the pension assumptions. In 2014, SPS’ expected investment-return assumption is 6.90 percent.

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

The following table presents the target pension asset allocations for SPS:

	2013	2012
Domestic and international equity securities	29%	21%
Long-duration fixed income and interest rate swap securities	36	50
Short-to-intermediate term fixed income securities	14	8
Alternative investments	19	19
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, SPS’ pension plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,354	$—	$—	$17,354
Derivatives	—	4,200	—	4,200
Government securities	—	26,649	—	26,649
Corporate bonds	—	79,635	—	79,635
Asset-backed securities	—	889	—	889
Mortgage-backed securities	—	1,939	—	1,939
Common stock	12,813	—	—	12,813
Private equity investments	—	—	18,222	18,222
Commingled funds	—	223,322	—	223,322
Real estate	—	—	5,755	5,755
Securities lending collateral obligation and other	—	2,615	—	2,615
Total	$30,167	$339,249	$23,977	$393,393

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,765	$—	$—	$26,765
Derivatives	—	1,388	—	1,388
Government securities	—	33,676	—	33,676
Corporate bonds	—	95,726	—	95,726
Asset-backed securities	—	—	1,755	1,755
Mortgage-backed securities	—	—	4,331	4,331
Common stock	7,762	—	—	7,762
Private equity investments	—	—	17,049	17,049
Commingled funds	—	183,957	—	183,957
Real estate	—	—	6,969	6,969
Securities lending collateral obligation and other	—	(3,240)	—	(3,240)
Total	$34,527	$311,507	$30,104	$376,138

The following tables present the changes in SPS’ Level 3 pension plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$1,755	$—	$—	$—	$(1,755)	$—
Mortgage-backed securities	4,331	—	—	—	(4,331)	—
Private equity investments	17,049	2,630	(1,055)	(402)	—	18,222
Real estate	6,969	(322)	1,475	1,128	(3,495)	5,755
Total	$30,104	$2,308	$420	$726	$(9,581)	$23,977

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2012
Asset-backed securities	$4,018	$531	$(741)	$(2,053)	$—	$1,755
Mortgage-backed securities	7,907	245	(265)	(3,556)	—	4,331
Private equity investments	16,159	1,886	(2,296)	1,300	—	17,049
Real estate	3,586	2	551	2,830	—	6,969
Total	$31,670	$2,664	$(2,751)	$(1,479)	$—	$30,104

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2011
Asset-backed securities	$3,450	$328	$(355)	$595	$—	$4,018
Mortgage-backed securities	11,060	170	(865)	(2,458)	—	7,907
Private equity investments	11,464	401	1,300	2,994	—	16,159
Real estate	10,132	(61)	3,131	(9,616)	—	3,586
Total	$36,106	$838	$3,211	$(8,485)	$—	$31,670

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2013	2012
Accumulated Benefit Obligation at Dec. 31	$402,509	$416,808

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$454,184	$403,367
Service cost	9,615	8,520
Interest cost	17,908	19,697
Plan amendments	—	98
Actuarial (gain) loss	(27,185)	45,881
Transfer from other plan	3,625	—
Benefit payments	(23,840)	(23,379)
Obligation at Dec. 31	$434,307	$454,184

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$376,138	$350,054
Actual return on plan assets	15,455	36,403
Employer contributions	22,015	13,060
Transfer from other plan	3,625	—
Benefit payments	(23,840)	(23,379)
Fair value of plan assets at Dec. 31	$393,393	$376,138

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status (a)	$(40,914)	$(78,046)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheets.

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$208,594	$244,412
Prior service cost	93	963
Total	$208,687	$245,375

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$15,843	$14,877
Noncurrent regulatory assets	192,844	230,498
Total	$208,687	$245,375

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.75%	4.00%
Expected average long-term increase in compensation level	3.75	3.75
Mortality table	RP 2000	RP 2000

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding for 2008 through 2010 for Xcel Energy’s pension plans. Required contributions were made in 2011, 2012 and 2013 to meet minimum funding requirements.

The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2014:

•	In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $4.4 million was attributable to SPS;

•	In 2013, contributions of $192.4 million were made across four of Xcel Energy’s pension plans, of which $22.0 million was attributable to SPS;

•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $13.1 million was attributable to SPS;

•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $5.2 million was attributable to SPS;

•	For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

Plan Amendments —Xcel Energy, which includes SPS, amended the plan in 2012 to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans. Xcel Energy and SPS also modified the benefit formula for nonbargaining and bargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of SPS’ net periodic pension cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$9,615	$8,520	$7,690
Interest cost	17,908	19,697	20,036
Expected return on plan assets	(23,970)	(24,928)	(26,316)
Amortization of prior service cost	870	1,438	1,505
Amortization of net loss	17,148	12,897	9,046
Net periodic pension cost	$21,571	$17,624	$11,961
Costs not recognized due to effects of regulation	(1,269)	(4,300)	(2,300)
Net benefit cost recognized for financial reporting	$20,302	$13,324	$9,661

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.00%	5.00%	5.50%
Expected average long-term increase in compensation level	3.75	4.00	4.00
Expected average long-term rate of return on assets	6.49	6.68	6.80

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to SPS were $4.9 million, $4.1 million and $2.9 million in 2013, 2012 and 2011, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2014 pension cost calculations is 6.90 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including SPS, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for SPS was approximately $2.4 million in 2013, $2.3 million in 2012 and $2.0 million in 2011.

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

Xcel Energy Inc. and SPS base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio. The assets are invested in a portfolio according to Xcel Energy Inc.’s and SPS’ return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by postretirement health care assets in any year.

The following tables present, for each of the fair value hierarchy levels, SPS’ postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,941	$—	$—	$1,941
Derivatives	—	(38)	—	(38)
Government securities	—	5,549	—	5,549
Insurance contracts	—	5,016	—	5,016
Corporate bonds	—	4,926	—	4,926
Asset-backed securities	—	319	—	319
Mortgage-backed securities	—	2,303	—	2,303
Commingled funds	—	28,331	—	28,331
Other	—	(1,609)	—	(1,609)
Total	$1,941	$44,797	$—	$46,738

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,774	$—	$—	$8,774
Government securities	—	7,061	—	7,061
Insurance contracts	—	4,807	—	4,807
Corporate bonds	—	4,211	—	4,211
Asset-backed securities	—	—	73	73
Mortgage-backed securities	—	—	3,841	3,841
Commingled funds	—	21,958	—	21,958
Other	—	(4,503)	—	(4,503)
Total	$8,774	$33,534	$3,914	$46,222

The following tables present the changes in SPS’ Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$73	$—	$—	$—	$(73)	$—
Mortgage-backed securities	3,841	—	—	—	(3,841)	—
Total	$3,914	$—	$—	$—	$(3,914)	$—

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2012
Asset-backed securities	$730	$(32)	$179	$(804)	$—	$73
Mortgage-backed securities	2,535	(70)	377	999	—	3,841
Total	$3,265	$(102)	$556	$195	$—	$3,914

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2011
Asset-backed securities	$245	$(2)	$(101)	$588	$—	$730
Mortgage-backed securities	1,820	(157)	194	678	—	2,535
Total	$2,065	$(159)	$93	$1,266	$—	$3,265

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2013	2012
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$59,260	$55,165
Service cost	1,368	1,259
Interest cost	2,352	2,831
Medicare subsidy reimbursements	63	404
Plan amendments	—	(4,334)
Plan participants’ contributions	698	2,004
Actuarial (gain) loss	(5,215)	7,120
Benefit payments	(3,544)	(5,189)
Obligation at Dec. 31	$54,982	$59,260

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$46,222	$39,679
Actual return on plan assets	3,228	5,375
Plan participants’ contributions	698	2,004
Employer contributions	134	4,353
Benefit payments	(3,544)	(5,189)
Fair value of plan assets at Dec. 31	$46,738	$46,222

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status (a)	$(8,244)	$(13,038)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheet.

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit:
Net gain	$(5,344)	$(90)
Prior service credit	(3,833)	(4,317)
Transition obligations	—	—
Total	$(9,177)	$(4,407)

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory liabilities	$(319)	$(954)
Noncurrent regulatory liabilities	(8,858)	(3,453)
Total	$(9,177)	$(4,407)

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.82%	4.10%
Mortality table	RP 2000	RP 2000
Health care costs trend rate — initial	7.00%	7.50%

Effective Jan. 1, 2014, the initial medical trend rate was decreased from 7.5 percent to 7.0 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is five years. Xcel Energy Inc. and SPS base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on SPS:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$5,684	$(4,763)
Service and interest components	368	(290)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy, which includes SPS, contributed $17.6 million, $47.1 million and $49.0 million during 2013, 2012 and 2011, respectively, of which $0.1 million, $4.4 million and $3.6 million were attributable to SPS. Xcel Energy expects to contribute approximately $13.3 million during 2014, of which amounts attributable to SPS will be zero.

Plan Amendments — The 2012 decrease of the projected Xcel Energy and SPS postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of SPS’ net periodic postretirement benefit cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$1,368	$1,259	$1,092
Interest cost	2,352	2,831	2,722
Expected return on plan assets	(3,183)	(2,701)	(3,006)
Amortization of transition obligation	—	1,545	1,669
Amortization of prior service credit	(484)	(148)	(51)
Amortization of net (gain) loss	(6)	1,256	855
Net periodic postretirement benefit cost	$47	$4,042	$3,281

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.10%	5.00%	5.50%
Expected average long-term rate of return on assets	7.11	6.75	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments — The following table lists SPS’ projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2014	$26,265	$3,285	$33	$3,252
2015	27,361	3,450	36	3,414
2016	27,565	3,547	50	3,497
2017	28,738	3,691	52	3,639
2018	29,703	3,582	55	3,527
2019-2023	153,507	17,912	186	17,726

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2013	2012	2011
Interest income	$663	$379	$506
Other nonoperating income	9	36	11
Insurance policy expense	(532)	(369)	(111)
Other income, net	$140	$46	$406

9.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset values.

Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2.  When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

Electric commodity derivatives held by SPS include transmission congestion instruments purchased from SPP, generally referred to as FTRs. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path.  The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints.  In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path.  Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR.  The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease.  Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model - including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3.  Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability.  Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of SPS, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the financial statements of SPS.

Derivative Instruments Fair Value Measurements

SPS enters into derivative instruments, including forward contracts, for trading purposes and to manage risk in connection with changes in interest rates and electric utility commodity prices.

Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Dec. 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

Commodity Derivatives — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products.  At Dec. 31, 2012, SPS held no commodity derivatives.

The following table details the gross notional amounts of commodity FTRs at Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	Dec. 31, 2013
MWh of electricity	5,989

(a)	Amounts are not reflective of net positions in the underlying commodities.

Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of SPS’ own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Dec. 31, 2013, two of SPS’ 10 most significant counterparties for these activities, comprising $13.5 million or 18 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Seven of the 10 most significant counterparties, comprising $37.4 million or 51 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $3.3 million or 5 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included in the statements of common stockholder’s equity and in the statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2013	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1,332)	$(1,504)	$(1,675)
After-tax net realized losses on derivative transactions reclassified into earnings	171	172	171
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(1,161)	$(1,332)	$(1,504)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.3 million for each of the years ended Dec. 31, 2013, 2012 and 2011.

During the year ended Dec. 31, 2013, pre-tax net gains of $9.9 million of FTRs were reclassified as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2013, 2012 and 2011. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$16,420	$16,420	$(6,487)	$9,933
Total current derivative assets	$—	$—	$16,420	$16,420	$(6,487)	9,933
PPAs (a)						7,893
Current derivative instruments						$17,826
Noncurrent derivative assets
PPAs (a)						$41,056
Noncurrent derivative instruments						$41,056
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$6,487	$6,487	$(6,487)	$—
Total current derivative liabilities	$—	$—	$6,487	$6,487	$(6,487)	—
PPAs (a)						3,583
Current derivative instruments						$3,583
Noncurrent derivative liabilities
PPAs (a)						$34,207
Noncurrent derivative instruments						$34,207

(a)
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

(b)
SPS nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013.  At Dec. 31, 2013, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

At Dec. 31, 2012, derivative instruments presented on SPS’ balance sheets consist of amounts related to long-term purchased power agreements.

The following table presents the changes in Level 3 commodity derivatives for the year ended Dec. 31, 2013:

(Thousands of Dollars)	2013
Balance at Jan. 1	$—
Purchases	9,933
Balance at Dec. 31	$9,933

SPS recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the year ended Dec. 31, 2013.

Fair Value of Long-Term Debt

As of Dec. 31, 2013 and 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2013		2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,199,865	$1,307,035	$1,103,684	$1,327,538

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2013 and 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PUCT

Texas 2014 Electric Rate Case — On Jan. 7, 2014, SPS filed a retail electric rate case in Texas with each of its Texas municipalities and the PUCT for a net increase in annual revenue of approximately $52.7 million, or 5.8 percent. The net increase reflects a base rate increase, revenue credits transferred from base rates to rate riders or the fuel clause, and resetting the TCRF to zero when the final base rates become effective, as shown in the following table:

(Millions of Dollars)	SPS Request
Base rate increase	$81.5
Resetting TCRF	(12.9)
Credit to customers for gain on sale to Lubbock moved to a rider	(4.9)
Net increase in base revenue	63.7
Fuel clause offsets	(11.0)
Retail customer net bill impact	$52.7

The rate filing is based on a HTY ending June 2013, a requested ROE of 10.40 percent, an electric rate base of approximately $1.27 billion and an equity ratio of 53.89 percent. The requested rate increase reflects an increase in depreciation expense of approximately $16 million.

The PUCT has suspended SPS' proposed rates through Oct. 31, 2014. If the PUCT has not issued a final order by July 11, 2014, then SPS' current rates will not change, but the final rates will be made effective retroactive to July 12, 2014.

Next steps in the procedural schedule are as follows:

•	Intervenor testimony — May 22, 2014;

•	PUCT Staff testimony — May 29, 2014;

•	Cross-rebuttal testimony — June 12, 2014;

•	Rebuttal testimony — June 16, 2014;

•	Evidentiary hearing — June 25, 2014; and

•	A PUCT decision and implementation of final rates are anticipated in the third quarter of 2014.

Texas 2012 Electric Rate Case — In November 2012, SPS filed an electric rate case in Texas with the PUCT for an increase in annual revenue of approximately $90.2 million.  The rate filing is based on a historic 12 month test year ended June 30, 2012 (adjusted for known and measurable changes), a requested ROE of 10.65 percent, an electric rate base of $1.15 billion and an equity ratio of 52 percent. In June 2013, the PUCT approved a settlement agreement in which SPS’ base rate increased by $37 million, effective May 1, 2013 and by an additional $13.8 million on Sept. 1, 2013.

Electric, Purchased Gas and Resource Adjustment Clauses

TCRF Rider — In November 2013, SPS filed with the PUCT to implement the TCRF for Texas retail customers. The requested increase in revenues is $13 million. The PUCT issued an order allowing the TCRF to go into effect on an interim basis effective Jan. 1, 2014.

Next steps in the procedural schedule are as follows:

•	Intervenor testimony — April 17, 2014;

•	Rebuttal testimony — May 6, 2014; and

•	Evidentiary hearings — May 15 - May 16, 2014.

Pending Regulatory Proceedings — NMPRC

New Mexico 2014 Electric Rate Case — In December 2012, SPS filed an electric rate case in New Mexico with the NMPRC for an increase in annual revenue of approximately $45.9 million effective in 2014.  The rate filing is based on a 2014 forecast test year (FTY), a requested ROE of 10.65 percent, an electric rate base of $479.8 million and an equity ratio of 53.89 percent. In June 2013, SPS revised its requested rate increase to $43.3 million.

In August 2013, the NMPRC Staff (Staff), the NMAG, the Federal Executive Agencies, the Coalition of Clean Affordable Energy, Occidental Permian, Ltd. and New Mexico Gas Company filed testimony.

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

In September 2013, SPS filed rebuttal testimony, revising its requested rate increase to $32.5 million, based on updated information and an ROE of 10.25 percent. This reflects a base and fuel increase of $20.9 million, an increase of rider revenue of $12.1 million and a decrease to other of $0.5 million.

In January 2014, the hearing examiner released her recommended decision. SPS estimates the recommendation reduces the requested rate increase by approximately $6.2 million, resulting in a base revenue increase of $14.7 million. The recommendation proposes an ROE of 9.73 percent, an equity ratio of 53.89 percent, an FTY with certain adjustments and excludes certain employee benefits and other costs. In February 2014, the hearing examiner released a supplemental recommended decision proposing the approval of the requested $12.1 million renewable energy rider revenue recovery. Parties have filed exceptions to the hearing examiner’s recommendations. An NMPRC decision and final rates are expected to be effective in the second quarter of 2014.

Pending and Recently Concluded Regulatory Proceedings — FERC

2004 FERC Complaint Case Orders — In August 2013, the FERC issued an order on rehearing related to a 2004 Complaint case brought by Golden Spread Electric Cooperative, Inc. (Golden Spread), a wholesale cooperative customer, and PNM and an Order on Initial Decision in a subsequent 2006 rate case filed by SPS.

The original Complaint included two key components: 1) PNM’s claim regarding inappropriate allocation of fuel costs and 2) a base rate complaint, including the appropriate demand-related cost allocator. The FERC previously determined that the allocation of fuel costs and the demand-related cost allocator utilized by SPS was appropriate.

In the August 2013 Orders, the FERC clarified its previous ruling on the allocation of fuel costs and reaffirmed that the refunds in question should only apply to firm requirements customers and not PNM’s contractual load. The FERC also reversed its prior demand-related cost allocator decision. The FERC stated that it had erred in its initial analysis and concluded that the SPS system was a 3CP rather than a 12CP system.

The pre-tax impact to 2013 earnings from these orders is approximately $36 million. Pending the timing and resolution of this matter, the annual impact to revenues through 2014 could be up to $6 million and decreasing to $4 million on June 1, 2015.

In September 2013, SPS filed a request for rehearing of the FERC ruling on the CP allocation and refund decisions. SPS asserted that the FERC applied an improper burden of proof and that precedent did not support retroactive refunds. PNM also requested rehearing of the FERC decision not to reverse its prior ruling.

In October 2013, the FERC issued orders further considering the requests for rehearing. These matters are currently pending the FERC’s action. If unsuccessful in its rehearing request, SPS will have the opportunity to file rate cases with the FERC and its retail jurisdictions seeking to change all customers to a 3CP allocation method.

Wholesale Rate Complaint — In April 2012, Golden Spread filed a rate complaint alleging that the base ROE included in the SPS production formula rate of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable. Golden Spread alleged that the appropriate base ROE is 9.15 percent, or an annual difference of approximately $3.3 million. An additional 50 basis point incentive is added to the base ROE for the transmission formula rate for SPS’ participation in the SPP RTO. Golden Spread is not contesting this transmission incentive.  The FERC has taken no action on this complaint. If granted, the complaint could reduce SPS revenues approximately $3.1 million per year prospectively from the effective date established by the FERC.

Sale of Texas Transmission Assets — In March 2013, SPS reached an agreement to sell certain segments of SPS’ transmission lines and two related substations to Sharyland. In 2013, SPS received all necessary regulatory approvals for the transaction. On Dec. 30, 2013, SPS received $37.1 million and recognized a pre-tax gain of $13.6 million. The gain is reflected in the statement of income as a reduction to O&M expenses. Regulatory liabilities were recorded for jurisdictional gain sharing of $7.2 million.

11.	Commitments and Contingencies

Commitments

Capital Commitments — SPS has made commitments in connection with a portion of its projected capital expenditures.  SPS’ capital commitments primarily relate to transmission project plans.

Southeast New Mexico Transmission Development — SPS is developing a transmission expansion plan for southeastern New Mexico. The SPP, with input from SPS, is conducting a High Priority Incremental Load Study to review oil and natural gas load additions in several areas, including southeastern New Mexico. A final report is expected by SPP in April 2014. SPS has started right-of-way work on four projects for which NTCs are anticipated from SPP in early 2014.

Transmission NTC — SPS has accepted NTCs for several hundred miles of transmission line and related substation projects based on needs identified through SPP’s various planning processes, including those associated with economics, reliability, generator interconnection or the load addition processes. A major project committed to is the TUCO to Woodward District Extra High Voltage Interchange, a 345 KV transmission line. This line connects the TUCO substation near Lubbock, Texas with the OGE substation in Woodward, Okla. The PUCT approved SPS’ CCN to build the line in 2012. It is anticipated to be complete in 2014.

Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2014 and 2033.  SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for SPS under these contracts as of Dec. 31, 2013, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2014	$273.8	$20.6	$23.7
2015	241.5	—	22.1
2016	143.8	—	22.1
2017	36.7	—	21.3
2018	—	—	15.9
Thereafter	—	—	96.1
Total	$695.8	$20.6	$201.2

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation needs. SPS’ risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass-through of most fuel, storage and transportation costs to customers.

PPAs — SPS has entered into PPAs with other utilities and energy suppliers with expiration dates through 2024 for purchased power to meet system load and energy requirements and meet operating reserve obligations. In general, these contracts provide for energy payments, based on actual energy delivered and capacity payments. Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices. The effects of price adjustments on our financial results are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $38.4 million, $36.2 million and $39.7 million in 2013, 2012 and 2011, respectively. At Dec. 31, 2013, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)
2014	$52.3
2015	56.5
2016	57.0
2017	58.2
2018	57.2
Thereafter	72.2
Total (a)	$353.4

(a)	Excludes contingent energy payments for renewable energy PPAs.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, generating facilities, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $64.2 million, $59.9 million and $58.8 million for 2013, 2012 and 2011, respectively. These expenses included capacity payments for PPAs accounted for as operating leases of $59.0 million, $56.0 million and $54.4 million in 2013, 2012 and 2011, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance.  Future commitments under operating leases are:

	Operating	PPA	Total Operating
(Millions of Dollars)	Leases	Operating Leases (a) (b)	Leases
2014	$3.1	$58.3	$61.4
2015	3.2	49.9	53.1
2016	3.2	49.9	53.1
2017	2.3	49.9	52.2
2018	1.9	49.9	51.8
Thereafter	12.7	734.1	746.8

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2033.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, SPS purchases power from independent power producing entities for which SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated independent power producing entity.

SPS has determined that certain independent power producing entities are variable interest entities. SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. SPS had approximately 827 MW of capacity under long-term PPAs as of Dec. 31, 2013 and 2012, with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2033.

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

Indemnification Agreements

In connection with the sale of certain Texas electric transmission assets to Sharyland, SPS agreed to indemnify the purchaser for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing liabilities. SPS’ indemnification obligation is capped at $37.1 million, in the aggregate. The indemnification provisions for most representations and warranties expire in December 2014. The remaining representations and warranties, which relate to due organization and transaction authorization, survive indefinitely. SPS has recorded a $0.4 million liability related to this indemnity.

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

Environmental Requirements

Water and waste
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

Federal Clean Water Act Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. It is not yet known when the EPA will issue a finalized rule. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on SPS is uncertain at this time.

Proposed Coal Ash Regulation — SPS’ operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste. In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste. Coal ash is currently exempt from hazardous waste regulation. SPS’ costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste. The EPA has entered into a consent decree to act on final regulations by December 2014. The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Air
EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare. This finding required the EPA to adopt GHG emission standards for mobile sources. In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld on appeal to the D.C. Circuit. The U.S. Supreme Court has granted review on one issue related to these rules, specifically whether the EPA’s regulation of GHG emissions from mobile sources triggered, by operation of law, new source review permitting requirements for stationary sources, which was the EPA’s basis for adopting the 2011 permitting rules. The Court is scheduled to hear arguments in February 2014. A ruling is anticipated by June 2014. SPS is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at SPS’ power plants.

GHG Emission Standard for Existing Sources and NSPS Proposal — In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which seeks to establish CO2 emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

CSAPR — In 2011, the EPA issued the CSAPR to address long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Texas. The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule and would have required plants in Texas to reduce their SO2 and annual NOx emissions. The rule also would have created an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated that the EPA must continue administering the CAIR pending adoption of a valid replacement. In December 2013, the U.S. Supreme Court heard oral arguments on the D.C. Circuit’s 2012 decision to vacate the CSAPR. A decision is anticipated by June 2014. It is not yet known whether the D.C. Circuit’s decision will be upheld, or how the EPA might approach a replacement rule. Therefore, it is not known what requirements may be imposed in the future.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1. SPS plans to install the same combustion control technology on Tolk Unit 2 in the second quarter of 2014. These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances. SPS had sufficient SO2 allowances to comply with the CAIR in 2013 and has sufficient allowances for 2014. At Dec. 31, 2013, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. SPS expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects. SPS believes EGU MATS costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA amended the BART requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze SIP, Texas identified the SPS facilities that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

Harrington Units 1 and 2 are potentially subject to BART. Texas has developed a SIP that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. It is not yet known how the U.S. Supreme Court’s review of the CSAPR may impact the EPA’s approval of the SIP.

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

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric steam production, electric distribution and transmission, and general property.  The electric production obligations include asbestos, ash containment facilities, storage tanks and control panels.  The asbestos recognition associated with the steam production includes certain plants. This asbestos abatement removal obligation originated in 1973 with the CAA applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  The AROs also have been recorded for SPS steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills and the AROs origination dates on the ARO recognition for ash-containment facilities at steam plants were the in-service dates of the various facilities.

An ARO was recognized for the removal of electric transmission and distribution equipment at SPS, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps. The electric general AROs include small obligations related to storage tanks, radiation sources and office buildings. These assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

A reconciliation of SPS’ AROs is shown in the tables below for the years ended Dec. 31, 2013 and 2012:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2013	Liabilities Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2013
Electric plant
Steam production asbestos	$10,979	$(118)	$747	$—	$11,608
Steam production ash containment	764	—	48	(3)	809
Electric distribution	5,303	—	171	630	6,104
Other	561	—	42	251	854
Total liability	$17,607	$(118)	$1,008	$878	$19,375

(Thousands of Dollars)	Beginning Balance Jan. 1, 2012	Liabilities Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2012
Electric plant
Steam production asbestos	$20,803	$—	$1,422	$(11,246)	$10,979
Steam production ash containment	719	—	45	—	764
Electric distribution	5,202	—	188	(87)	5,303
Other	542	—	20	(1)	561
Total liability	$27,266	$—	$1,675	$(11,334)	$17,607

In 2013, SPS revised ash containment facilities, miscellaneous electric production, electric transmission and distribution and electric general AROs due to revised estimated cash flows. Additionally, in 2013, an ARO was settled for the asbestos abatement at the Riverview generating facility. In 2012, SPS revised asbestos and electric transmission and distribution AROs due to revised estimated cash flows.

Removal Costs — SPS records a regulatory liability for the plant removal costs of steam and other generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long time periods over which the amounts were accrued and the changing of rates over time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2013 and 2012, were $53 million and $67 million, respectively.

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

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy and capacity produced from the Exelon Wind subsidiaries’ projects. There are two main areas of dispute.  First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008.  Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT-approved QF Tariff.  Second, Exelon Wind has raised various challenges to SPS’ PUCT-approved QF Tariff, which became effective in August 2010. The state and federal lawsuits and regulatory proceedings are in various stages of litigation, including a pending appeal by SPS in the Fifth Circuit Court of Appeals. SPS believes the likelihood of loss in these lawsuits and proceedings is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms. No accrual has been recorded for this matter.

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

The components of regulatory assets shown on the balance sheets of SPS at Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$17,382	$200,158	$15,038	$238,398
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	31,362	—	27,591
Net AROs (b)	11	Plant lives	—	21,382	—	21,714
Conservation programs (c)	1	One to six years	1,951	7,753	1,735	9,095
Renewable resources and environmental initiatives	11	One to four years	3,428	17,671	4,094	15,101
Losses on reacquired debt	4	Term of related debt	1,225	3,697	1,225	4,922
Deferred income tax adjustment	1, 6	Typically plant lives	—	3,375	—	4,859
Recoverable electric energy costs	1	Less than one year	491	—	873	—
Other		Various	3,118	5,017	1,055	2,401
Total regulatory assets			$27,595	$290,415	$24,020	$324,081

(a)	Includes the non-qualified pension plan.

(b)	Includes amounts recorded for future recovery of AROs.

(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the balance sheets of SPS at Dec. Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$—	$53,006	$—	$66,575
Deferred electric energy costs	1	Less than one year	55,395	—	61,874	—
Contract valuation adjustments (a)	1, 9	Term of related contract	14,243	6,849	4,292	11,159
Gain from asset sales	10	Various	11,172	4,201	4,903	8,272
Conservation programs (b)	1	Less than one year	1,465	—	1,875	—
Other		Various	1,484	17,448	2,947	5,809
Total regulatory liabilities			$83,759	$81,504	$75,891	$91,815

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements.

(b)	Includes costs for conservation programs as well as incentives allowed in certain jurisdictions.

At Dec. 31, 2013 and 2012, approximately $30 million and $25 million of SPS’ regulatory assets represented past expenditures not currently earning a return, respectively.  This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(1,332)
Losses reclassified from net accumulated other comprehensive loss	171
Net current period OCI	171
Accumulated other comprehensive loss at Dec. 31	$(1,161)

Reclassifications from accumulated other comprehensive loss for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Losses on cash flow hedges:
Interest rate derivatives	$268	(a)
Total, pre-tax	268
Tax benefit	(97)
Total amounts reclassified, net of tax	$171

(a)	Included in interest charges.

14.	Related Party Transactions

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

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2013	2012	2011
Operating revenues:
Electric	$1,331	$6,539	$7,187
Operating expenses:
Purchased power	8,136	9,271	10,896
Other operating expenses — paid to Xcel Energy Services Inc.	127,669	117,277	118,370
Interest expense	178	76	83
Interest income	—	10	1

Accounts receivable and payable with affiliates at Dec. 31 were:

	2013		2012
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$3,462	$—	$3,820	$—
NSP-Wisconsin	—	26	4	—
PSCo	—	1,056	—	69
Other subsidiaries of Xcel Energy Inc.	12,378	14,305	967	12,294
	$15,840	$15,387	$4,791	$12,363

15.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Operating revenues	$374,257	$461,831	$481,407	$389,592
Operating income	33,059	58,469	74,653	43,836
Net income	12,584	28,206	35,037	19,350

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$340,488	$380,201	$471,889	$347,477
Operating income	31,845	61,891	107,509	24,510
Net income	11,360	30,294	58,247	6,468

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

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2013, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2013.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Statements of Comprehensive Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Statements of Cash Flows — For the three years ended Dec. 31, 2013, 2012 and 2011.
Balance Sheets — As of Dec. 31, 2013 and 2012.
Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2013, 2012 and 2011.
Statements of Capitalization — As of Dec. 31, 2013 and 2012.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2013, 2012 and 2011.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-Laws of SPS as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03789)).
4.01*	Indenture dated Feb. 1, 1999 between SPS and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.02*	First Supplemental Indenture dated March 1, 1999 between SPS and The Chase Manhattan Bank (Exhibit 99.3 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
4.03*	Second Supplemental Indenture dated Oct. 1, 2001 between SPS and The Chase Manhattan Bank (Exhibit 4.01 to Form 8-K (file no. 001-03789) dated Oct. 23, 2001).
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

4.08*	Indenture dated as of Aug. 1, 2011 between SPS and U.S, Bank National Association, as Trustee (Exhibit 4.01 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).
4.09*
Supplemental Indenture dated as of Aug. 3, 2011 between SPS and U.S. Bank National Association, as Trustee, creating $200 million principal amount of 4.50 percent First Mortgage Bonds, Series No. 1 due 2041  (Exhibit 4.02 to Form 8-K dated Aug. 10, 2011 (file no. 001-03789)).

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

10.18*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Bonus Stock Agreement (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.19*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.20a*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.20b*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Time-Based Restricted Stock Unit Agreement (Exhibit 10.14b to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2012).
10.21*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.22*+
Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (as amended and restated effective Nov. 29, 2011) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.23*+
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

10.25*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.26*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.27*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. Long Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.28*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Non-Qualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

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
101
The following materials from SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) the Statements of Stockholder’s Equity, (vi) the Statements of Capitalization, (vii) Notes to Financial Statements, (viii) document and entity information, and (ix) Schedule II.

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2013, 2012 AND 2011
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2013	$4,722	$3,437	$1,076	$3,760	$5,475
2012	5,380	2,915	1,202	4,775	4,722
2011	5,095	3,655	1,139	4,509	5,380

(a)	Recovery of amounts previously written off.

(b)	Principally bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 24, 2014	/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ DAVID T. HUDSON	/s/ BENJAMIN G.S. FOWKE III
David T. Hudson	Benjamin G.S. Fowke III
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ JEFFREY S. SAVAGE
Teresa S. Madden	Jeffrey S. Savage
Senior Vice President, Chief Financial Officer and Director	Vice President and Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ DAVID M. SPARBY
David M. Sparby
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.