Form 10-Q
period 2014-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2014-11-03
CIK 92521

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 3, 2014
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Operating revenues	$552,779	$481,407	$1,493,715	$1,317,495

Operating expenses
Electric fuel and purchased power	315,524	293,831	918,874	814,077
Operating and maintenance expenses	66,833	66,288	205,194	198,309
Demand side management program expenses	3,455	2,966	9,368	9,216
Depreciation and amortization	34,207	30,315	99,790	91,575
Taxes (other than income taxes)	13,991	13,354	40,144	38,137
Total operating expenses	434,010	406,754	1,273,370	1,151,314

Operating income	118,769	74,653	220,345	166,181

Other income (expense), net	66	(115)	(22)	(58)
Allowance for funds used during construction — equity	3,147	2,150	9,682	6,972

Interest charges and financing costs
Interest charges — includes other financing costs of $768, $773, $2,229 and $2,248, respectively	20,479	22,892	59,405	58,509
Allowance for funds used during construction — debt	(1,846)	(1,387)	(5,694)	(4,406)
Total interest charges and financing costs	18,633	21,505	53,711	54,103

Income before income taxes	103,349	55,183	176,294	118,992
Income taxes	36,412	20,146	62,587	43,165
Net income	$66,937	$35,037	$113,707	$75,827

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Net income	$66,937	$35,037	$113,707	$75,827
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $72 for each of the three and nine months ended Sept. 30, 2014 and 2013, respectively	44	44	129	129
Other comprehensive income	44	44	129	129
Comprehensive income	$66,981	$35,081	$113,836	$75,956

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2014	2013
Operating activities
Net income	$113,707	$75,827
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,514	93,171
Demand side management program amortization	1,255	1,255
Deferred income taxes	88,008	36,831
Amortization of investment tax credits	(255)	(245)
Allowance for equity funds used during construction	(9,682)	(6,972)
Net derivative losses	201	201
Changes in operating assets and liabilities:
Accounts receivable	(10,982)	(32,999)
Accrued unbilled revenues	(22,164)	(25,860)
Inventories	(6,257)	(5,558)
Prepayments and other	(672)	(7,046)
Accounts payable	5,777	21,281
Net regulatory assets and liabilities	(11,550)	(11,629)
Other current liabilities	29,426	62,149
Pension and other employee benefit obligations	(2,535)	(18,923)
Change in other noncurrent assets	2,684	(1,580)
Change in other noncurrent liabilities	2,204	(2,221)
Net cash provided by operating activities	280,679	177,682

Investing activities
Utility capital/construction expenditures	(412,976)	(423,435)
Allowance for equity funds used during construction	9,682	6,972
Investments in utility money pool arrangement	(94,000)	(12,000)
Repayments from utility money pool arrangement	91,000	12,000
Net cash used in investing activities	(406,294)	(416,463)

Financing activities
Repayments of short-term borrowings, net	(84,000)	(9,000)
Proceeds from issuance of long-term debt	148,241	94,809
Borrowings under utility money pool arrangement	433,000	565,000
Repayments under utility money pool arrangement	(471,000)	(485,000)
Capital contributions from parent	160,000	124,935
Dividends paid to parent	(60,632)	(51,361)
Net cash provided by financing activities	125,609	239,383

Net change in cash and cash equivalents	(6)	602
Cash and cash equivalents at beginning of period	1,011	482
Cash and cash equivalents at end of period	$1,005	$1,084

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(41,604)	$(41,273)
Cash received (paid) for income taxes, net	26,539	(18,719)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$19,538	$25,143

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,005	$1,011
Accounts receivable, net	90,316	70,951
Accounts receivable from affiliates	7,457	15,840
Investments in utility money pool arrangement	3,000	—
Accrued unbilled revenues	131,371	109,207
Inventories	43,395	37,138
Regulatory assets	44,090	27,595
Derivative instruments	30,132	17,826
Deferred income taxes	53,344	85,362
Prepayments and other	20,243	19,571
Total current assets	424,353	384,501

Property, plant and equipment, net	3,616,190	3,284,030

Other assets
Regulatory assets	274,816	290,415
Derivative instruments	35,137	41,056
Other	15,831	17,068
Total other assets	325,784	348,539
Total assets	$4,366,327	$4,017,070

Liabilities and Equity
Current liabilities
Short-term debt	$—	$84,000
Borrowings under utility money pool arrangement	—	38,000
Accounts payable	147,580	143,879
Accounts payable to affiliates	13,696	15,387
Regulatory liabilities	88,364	83,759
Taxes accrued	31,558	23,584
Accrued interest	27,377	16,883
Dividends payable	22,866	18,082
Derivative instruments	3,565	3,583
Other	81,868	75,355
Total current liabilities	416,874	502,512

Deferred credits and other liabilities
Deferred income taxes	818,465	757,778
Regulatory liabilities	100,488	81,504
Asset retirement obligations	20,194	19,375
Derivative instruments	31,534	34,207
Pension and employee benefit obligations	52,552	55,087
Other	4,504	3,051
Total deferred credits and other liabilities	1,027,737	951,002

Commitments and contingencies
Capitalization
Long-term debt	1,349,604	1,199,865
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively	—	—
Additional paid in capital	1,165,463	1,005,463
Retained earnings	407,681	359,389
Accumulated other comprehensive loss	(1,032)	(1,161)
Total common stockholder’s equity	1,572,112	1,363,691
Total liabilities and equity	$4,366,327	$4,017,070

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2014, and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2014 and 2013; and its cash flows for the nine months ended Sept. 30, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2014 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after Dec. 15, 2016. SPS is currently evaluating the impact of adopting ASU 2014-09 on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$96,110	$76,426
Less allowance for bad debts	(5,794)	(5,475)
	$90,316	$70,951

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$23,770	$21,600
Fuel	19,625	15,538
	$43,395	$37,138

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$5,200,187	$4,714,398
Construction work in progress	264,894	388,323
Total property, plant and equipment	5,465,081	5,102,721
Less accumulated depreciation	(1,848,891)	(1,818,691)
	$3,616,190	$3,284,030

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Sept. 30, 2014, the IRS had proposed an adjustment to several federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. SPS is not expected to accrue any income tax expense related to this adjustment. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$0.4	$1.2
Unrecognized tax benefit — Temporary tax positions	2.9	2.9
Total unrecognized tax benefit	$3.3	$4.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(2.4)	$(2.4)

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

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas 2014 Electric Rate Case — In January 2014, SPS filed a retail electric rate case in Texas with each of its Texas municipalities and the PUCT for a net increase in annual revenue of approximately $52.7 million, or 5.8 percent. The net increase reflected a base rate increase, revenue credits transferred from base rates to rate riders or the fuel clause, and resetting the Transmission Cost Recovery Factor (TCRF) to zero when the final base rates become effective. In April 2014, SPS revised its request to a net increase of $48.1 million.

The rate filing was based on a historic test year ending June 2013, a requested return on equity (ROE) of 10.40 percent, an electric rate base of approximately $1.27 billion and an equity ratio of 53.89 percent. The requested rate increase reflected an increase in depreciation expense of approximately $16 million.

In September 2014, SPS, PUCT staff, and intervenors filed a non-unanimous settlement agreement, subject to PUCT approval, which would increase SPS’ rates by $37 million, or 3.5 percent, retroactive to June 1, 2014. Starting Oct. 1, 2014, SPS began collecting the rate increase through interim rates subject to refund. SPS expects to recover the rate increase for the months of June through September through a separate surcharge to be implemented by the first quarter of 2015. Based on the anticipated outcome of the rate case, SPS recognized approximately $13.3 million of revenue in the third quarter of 2014 for the surcharge.

The settlement includes an ROE of 9.7 percent solely for the purpose of calculating the allowance for funds used during construction (AFUDC) and determining baselines in future filings for the TCRF. In October 2014, the administrative law judges (ALJs) approved the stipulation and recommended that SPS file to implement the surcharge following the PUCT's final order. The PUCT is expected to rule on the settlement in 2014.

Although the parties to the settlement agreement have not prepared a calculation of the $37 million increase and do not agree about which specific costs are included, or not, in the agreed settlement revenue requirement, SPS’ reconciliation of its original request to the settlement increase is as follows:

(Millions of Dollars)	Settlement Agreement
Base rate increase request, January 2014	$81.5
Revisions for updated information	(4.6)
Revised request, April 2014	76.9
Remove proposed increase in depreciation	(16.0)
Remove adjustment allocators for certain wholesale load reduction	(12.0)
Revised amortizations (rate case expenses, pension and other post-employment benefits expense and gain on sale to Lubbock)	(9.0)
Non-specified settlement adjustments	(2.9)
Settlement base rate increase	$37.0

Electric, Purchased Gas and Resource Adjustment Clauses

TCRF Rider — In November 2013, SPS filed with the PUCT to implement the TCRF for Texas retail customers. The requested increase in revenues was $13 million. The PUCT issued an order allowing the TCRF to go into effect on an interim basis effective Jan. 1, 2014. In May 2014, the ALJ terminated the interim TCRF due to a settlement in principle being reached with intervenors and the PUCT staff in the pending Texas electric rate case. In July 2014, the PUCT approved the settlement agreement between the parties allowing SPS to recover $4 million annually through the TCRF. In September 2014, SPS filed a proposal with the PUCT to refund approximately $3.7 million during November 2014 for interim rates collected in excess of the final rates approved. PUCT approval of the refund is pending. As of Sept. 30, 2014, SPS had recorded an accrual for the proposed refund.

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

In March 2014, the NMPRC approved an overall increase of approximately $33.1 million. The increase reflects a base rate increase of $12.7 million and rider recovery of $18.1 million for renewable energy costs, both based on an ROE of 9.96 percent and an equity ratio of 53.89 percent. Final rates were effective April 5, 2014. In April 2014, the New Mexico Attorney General (NMAG) filed a request for rehearing. The rehearing request was denied by the NMPRC. In June 2014, the NMAG filed an appeal of the NMPRC’s denial to the New Mexico Supreme Court. A decision is expected by the second quarter of 2016.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread), a wholesale cooperative customer, filed a rate complaint alleging that the base ROE included in the SPS production formula rate of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable. In July 2013, Golden Spread filed a second complaint, again asking that the base ROE in the SPS production and transmission formula rates be reduced to 9.15 and 9.65 percent, respectively.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections, instead of only short-term growth.

The FERC also issued orders consolidating the Golden Spread ROE complaints and setting them for settlement judge procedures and hearings and indicated the parties should apply the new ROE methodology to the proceedings. The FERC established effective dates for the refunds as April 20, 2012 and July 19, 2013. The complaints remain in settlement judge proceedings. In October 2014, the FERC upheld the determination of the long term growth rate to be used together with a short term growth rate in its new ROE methodology.

Golden Spread, along with certain New Mexico cooperatives and the West Texas Municipal Power Agency, filed a third rate complaint on Oct. 20, 2014, requesting that the base ROE in the SPS production and transmission formula rates be reduced to 8.61 percent and 9.11 percent, respectively. The complainants requested a refund effective date of Oct. 20, 2014, and that the new complaint be consolidated with the two prior complaints. FERC action is pending.

2004 FERC Complaint Case Orders — In August 2013, the FERC issued an order on rehearing related to a 2004 complaint case brought by Golden Spread and Public Service Company of New Mexico (PNM) and an Order on Initial Decision in a subsequent 2006 production rate case filed by SPS.

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

As of Dec. 31, 2013, SPS had accrued $44.5 million related to the August 2013 Orders and an additional $4.0 million of principal and interest was accrued during the first nine months of 2014. Pending the timing and resolution of this matter, the annual impact to revenues through 2014 could be up to $6 million and decreasing to $4 million on June 1, 2015.

Request for Waiver of Southwest Power Pool, Inc. (SPP) Tariff — In July 2014, SPS filed a request for the FERC to grant SPS a waiver of an SPP tariff regarding the billing of SPP administrative and transmission expansion charges for certain loads that left the SPS system at the end of 2013 through a sale of transmission assets to Sharyland Distribution and Transmission Services, LLC (Sharyland). Under the SPP tariff provisions, SPP assesses these charges based on prior year load. Absent the waiver, SPS would be billed approximately $2.9 million by SPP in 2014 for loads that are no longer served by SPS. SPP has intervened to oppose the waiver request and Sharyland has intervened to support the waiver request. FERC action is pending.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2014 and Dec. 31, 2013 with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Indemnification Agreements

In connection with the sale of certain Texas electric transmission assets to Sharyland Distribution and Transmission Services, LLC in 2013, SPS agreed to indemnify the purchaser for losses arising out of any breach of the representations, warranties and covenants under the related asset purchase agreement and for losses arising out of certain other matters, including pre-closing liabilities. SPS’ indemnification obligation is capped at $37.1 million, in the aggregate. The indemnification provisions for most representations and warranties expire in December 2014. The remaining representations and warranties, which relate to due organization and transaction authorization, survive indefinitely. As of Sept. 30, 2014 and Dec. 31, 2013, SPS has recorded a $0.4 million liability related to this indemnity.

Environmental Contingencies

Environmental Requirements

Water and waste
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the U.S. Environmental Protection Agency (EPA) published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. The final rule is now expected in September 2015. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017, but no later than July 2022. The impact of this rule on SPS is uncertain at this time.

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

GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments are due to the EPA on Dec. 1, 2014 and a final rule is anticipated in June 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which SPS operates. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

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

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule is anticipated in June 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at SPS’ power plants.

Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Texas. The CSAPR set more stringent requirements than the proposed Clean Air Transport Rule and requires plants in Texas to reduce their SO2 and annual NOx emissions. The rule also creates an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. In June 2014, the EPA filed a motion with the D.C. Circuit asking it to lift the stay of the CSAPR. The EPA requested the CSAPR’s 2012 compliance obligations be imposed starting in January 2015. The D.C. Circuit granted the EPA’s motion in October 2014. In addition, the D.C. Circuit set a briefing schedule and plans to hear arguments on the remaining issues in the case in March 2015.

Multiple changes to the SPS system since 2011 will substantially reduce estimated costs of complying with the CSAPR. These include the addition of 700 MW of wind power, the construction of Jones Units 3 and 4 to meet reserve requirements and provide quick start capability, reduced wholesale load and new PPAs, installation of NOx combustion controls on Tolk Units 1 and 2 and completion of certain transmission projects. As a result, SPS estimates compliance with the CSAPR in 2015 will cost approximately $7 million.

The EPA will begin to administer the CSAPR in 2015, which will replace the CAIR. In 2014, SPS expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. In the SPS region, installation of low-NOx combustion control technology was completed in 2012 on Tolk Unit 1 and in 2014 on Tolk Unit 2. These installations will reduce or eliminate SPS’ need to purchase NOx emission allowances. At Sept. 30, 2014, the estimated annual CAIR NOx allowance cost for SPS did not have a material impact on the results of operations, financial position or cash flows. SPS has sufficient SO2 allowances to comply with the CAIR through 2015.

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

Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP that finds the CAIR equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. It is not yet known how the U.S. Supreme Court’s April 2014 decision on the CSAPR, or the D.C. Circuit’s decision to lift its stay of the CSAPR, may impact the EPA’s approval of the BART requirements in the SIP.

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

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM. In areas where SPS operates power plants, current monitored air concentrations are below the level of the final annual primary standard. In August 2014, EPA issued its proposed designations, which did not include areas in any states in which SPS operates. The EPA is expected to finalize its designation of non-compliant locations by December 2014. States would then study the sources of the nonattainment and make emission reduction plans to attain the standards. It is not possible to evaluate the impact of this regulation further until the final designations have been made.

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

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy and capacity produced from the Exelon Wind subsidiaries’ projects. There are two main areas of dispute. First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008. Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT-approved Qualifying Facilities (QF) Tariff. Second, Exelon Wind has raised various challenges to SPS’ PUCT-approved QF Tariff, which became effective in August 2010. The state and federal lawsuits and regulatory proceedings are in various stages of litigation. On Sept. 8, 2014, the Fifth Circuit Court of Appeals (Fifth Circuit) ruled that federal courts do not have jurisdiction to hear Exelon Wind’s challenge to the PUCT’s decision that Exelon Wind is ineligible to establish LEOs for the six wind facilities that were the subject of the PUCT’s order. The Fifth Circuit also ruled that the PUCT’s requirement that only QF’s providing firm energy are eligible to establish LEOs is valid. Exelon Wind filed a motion for rehearing with the Fifth Circuit on Sept. 22, 2014. On Oct. 10, 2014, the Fifth Circuit denied Exelon Wind’s motion for rehearing. SPS believes the likelihood of loss in these lawsuits and proceedings is remote based primarily on existing case law and while it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome, SPS believes such loss would not be material based upon its belief that it would be permitted to recover such costs, if needed, through its various fuel clause mechanisms. No accrual has been recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$100	$100
Amount outstanding at period end	—	38
Average amount outstanding	1	46
Maximum amount outstanding	22	100
Weighted average interest rate, computed on a daily basis	0.26%	0.15%
Weighted average interest rate at period end	N/A	0.25

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$300	$300
Amount outstanding at period end	—	84
Average amount outstanding	43	32
Maximum amount outstanding	106	140
Weighted average interest rate, computed on a daily basis	0.26%	0.30%
Weighted average interest rate at period end	N/A	0.27

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2014 and Dec. 31, 2013, there were $41.0 million and $25.5 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2014, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$300.0	$41.0	$259.0

(a)	Credit facility has been amended to expire in October 2019.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at Sept. 30, 2014 and Dec. 31, 2013.

Amended Credit Agreement — On Oct. 14, 2014, SPS entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an increased borrowing limit and an extension of maturity from July 2017 to October 2019. The borrowing limit for SPS has been increased to $400 million from $300 million. The Eurodollar borrowing margin on the line of credit ranges from 87.5 to 175 basis points per year based on applicable long-term credit ratings. The commitment fee, calculated on the unused portion of the line of credit, ranges from 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

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

The following table details the gross notional amounts of commodity FTRs at Sept. 30, 2014 and Dec. 31, 2013:

(Amounts in Thousands)	Sept. 30, 2014	Dec. 31, 2013
Megawatt hours of electricity	10,880	5,989

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the three months ended Sept. 30, 2014 and 2013, and $0.2 million for the nine months ended Sept. 30, 2014 and 2013.

During the three and nine months ended Sept. 30, 2014, changes in the fair value of FTRs resulting in pre-tax net losses of $1.2 million and $3.6 million, respectively, were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $1.2 million and $0.3 million were recognized for the three and nine months ended Sept. 30, 2014, respectively, recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2014, two of SPS’ eight most significant counterparties for these activities, comprising $19.7 million or 17 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining six significant counterparties, comprising $58.1 million or 50 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. All eight of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2014:

	Sept. 30, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$37,826	$37,826	$(15,586)	$22,240
Total current derivative assets	$—	$—	$37,826	$37,826	$(15,586)	22,240
PPAs (a)						7,892
Current derivative instruments						$30,132
Noncurrent derivative assets
PPAs (a)						$35,137
Noncurrent derivative instruments						$35,137
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$15,586	$15,586	$(15,586)	$—
Total current derivative liabilities	$—	$—	$15,586	$15,586	$(15,586)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$31,534
Noncurrent derivative instruments						$31,534

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2014. At Sept. 30, 2014, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following tables present the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2014, and there were no Level 3 commodity derivatives during the three and nine months ended Sept. 30, 2013:

(Thousands of Dollars)	Three Months Ended Sept. 30, 2014
Balance at July 1	$33,942
Purchases	4,429
Settlements	(8,346)
Net transactions recorded during the period:
Losses recognized as regulatory assets and liabilities	(7,785)
Balance at Sept. 30	$22,240

(Thousands of Dollars)	Nine Months Ended Sept. 30, 2014
Balance at Jan. 1	$9,933
Purchases	43,904
Settlements	(23,001)
Net transactions recorded during the period:
Losses recognized as regulatory assets and liabilities	(8,596)
Balance at Sept. 30	$22,240

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2014 and 2013.

Fair Value of Long-Term Debt

As of Sept. 30, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,349,604	$1,524,990	$1,199,865	$1,307,035

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

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2014	2013	2014	2013
Interest income	$73	$48	$313	$308
Other nonoperating income	1	1	1	6
Insurance policy expense	(8)	(164)	(336)	(372)
Other income (expense), net	$66	$(115)	$(22)	$(58)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,296	$2,404	$312	$342
Interest cost	5,111	4,477	643	588
Expected return on plan assets	(6,545)	(5,993)	(812)	(796)
Amortization of prior service cost (credit)	14	218	(100)	(121)
Amortization of net loss (gain)	3,332	4,287	(80)	(2)
Net periodic benefit cost (credit)	4,208	5,393	(37)	11
Credits recognized due to the effects of regulation	707	62	—	—
Net benefit cost (credit) recognized for financial reporting	$4,915	$5,455	$(37)	$11

	Nine Months Ended Sept. 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,888	$7,211	$935	$1,026
Interest cost	15,333	13,431	1,929	1,764
Expected return on plan assets	(19,635)	(17,978)	(2,435)	(2,388)
Amortization of prior service cost (credit)	41	653	(301)	(363)
Amortization of net loss (gain)	9,995	12,861	(241)	(5)
Net periodic benefit cost (credit)	12,622	16,178	(113)	34
Credits recognized (costs not recognized) due to the effects of regulation	2,122	(1,330)	—	—
Net benefit cost (credit) recognized for financial reporting	$14,744	$14,848	$(113)	$34

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $4.4 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2014.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2014 and 2013 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013
Accumulated other comprehensive loss at July 1	$(1,076)	$(1,247)
Losses reclassified from net accumulated other comprehensive loss	44	44
Net current period other comprehensive income	44	44
Accumulated other comprehensive loss at Sept. 30	$(1,032)	$(1,203)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013
Accumulated other comprehensive loss at Jan. 1	$(1,161)	$(1,332)
Losses reclassified from net accumulated other comprehensive loss	129	129
Net current period other comprehensive income	129	129
Accumulated other comprehensive loss at Sept. 30	$(1,032)	$(1,203)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2014		Three Months Ended Sept. 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$68	(a)	$68	(a)
Total, pre-tax	68		68
Tax benefit	(24)		(24)
Total amounts reclassified, net of tax	$44		$44

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2014		Nine Months Ended Sept. 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$201	(a)	$201	(a)
Total, pre-tax	201		201
Tax benefit	(72)		(72)
Total amounts reclassified, net of tax	$129		$129

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2014.

Results of Operations

SPS’ net income was approximately $113.7 million for the nine months ended Sept. 30, 2014, compared with net income of approximately $75.8 million for the same period in 2013. The increase was primarily due to the positive impact of higher electric rates in Texas and New Mexico and weather-normalized sales growth (which is adjusted against a 30-year average of actual weather conditions), partially offset by increased depreciation, operating and maintenance (O&M) expenses and interest charges.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2014	2013
Electric revenues	$1,494	$1,317
Electric fuel and purchased power	(919)	(814)
Electric margin	$575	$503

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$43
Fuel and purchased power cost recovery	39
Trading	36
Transmission revenue	17
Non-fuel riders	11
Demand revenue	4
Sales mix	3
Firm wholesale	2
Estimated impact of weather	(3)
Other, net	(1)
Total increase in electric revenues	$151
2004 FERC complaint case order (b)	26
Total increase in GAAP electric revenues	$177

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$43
Non-fuel riders	11
Transmission revenue, net of costs	7
Demand revenue	4
Sales mix	3
Firm wholesale	2
Purchased capacity costs	(11)
Texas wind renewable energy credits	(9)
Estimated impact of weather	(3)
Other, net	(1)
Total increase in electric margin	$46
2004 FERC complaint case order (b)	26
Total increase in GAAP electric revenues	$72

(a)	Retail rates were implemented in New Mexico and Texas.

(b)
As a result of two orders issued by FERC in August 2013, a pretax charge of approximately $35 million ($31 million in electric revenues, of which $5 million relates to 2013 and $26 million relates to periods prior to 2013, and $4 million in interest charges) was recorded in 2013.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $6.9 million, or 3.5 percent, for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2014 vs. 2013
Plant generation costs	$3
Transmission cost increases	1
Employee benefits	1
Other, net	2
Total increase in O&M expenses	$7

Depreciation and Amortization — Depreciation and amortization increased $8.2 million, or 9.0 percent, for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The increase is primarily due to normal system expansion and a change in amortization as a result of regulatory outcomes.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $2.0 million, or 5.3 percent, for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The increase is primarily due to an increase in property and general taxes.

AFUDC — AFUDC increased $4.0 million for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The increase is primarily due to the expansion of transmission facilities.

Interest Charges — Interest charges increased $0.9 million, or 1.5 percent, for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $19.4 million for the nine months ended Sept. 30, 2014 compared with the same period in 2013. The increase in income tax expense is primarily due to higher pretax earnings in 2014. The ETR was 35.5 percent for the nine months ended Sept. 30, 2014, compared with 36.6 percent for the same period in 2013.

Public Utility Regulation

SPP Integrated Market (IM) — In 2012 and 2013, the FERC approved proposed revisions to the SPP tariff to allow SPP to operate a day ahead and real time energy and ancillary services market. The SPP IM began operations on March 1, 2014. SPS submitted filings to the FERC to modify its wholesale power sales contracts to allow recovery of SPP IM charges and revenues through the SPP wholesale fuel clause adjustment (FCA). The FERC approved the FCA tariff filings in April 2014. SPS also requested approval to make sales to the SPP IM at market-based rates, which the FERC approved in February 2014. SPS has also filed changes to its QF tariffs in Texas and New Mexico to revise the pricing applied to QF purchases to be consistent with the new market. In February 2014, SPS was granted interim approval of the revised QF tariff in Texas to coincide with the start of the IM. The New Mexico revised QF tariff was approved in March 2014.

Transmission Notifications to Construct (NTCs) — In April 2014, the SPP Board of Directors approved the High Priority Incremental Load Study Report, a reliability assessment that evaluated the anticipated transmission needs of certain parts of the SPP resulting from expected load growth in the area. As a result of this study, SPS has received NTCs and conditional NTCs for 44 new transmission projects to be placed into service by 2020. SPS is in the process of evaluating these projects and their costs internally before submitting certificates of convenience and necessity (CCNs) to the PUCT and the NMPRC. These projects are intended to provide regional reliability benefits as well as the ability to serve the increase in load in Southeastern New Mexico.

TUCO substation to Woodward, Okla. 345 kilovolt (KV) transmission line
The TUCO to Woodward District extra high voltage interchange is a 345 KV transmission line. SPS constructed the line to just inside the Oklahoma state line, and Oklahoma Gas and Electric Company (OGE) built from there to Woodward, Okla. SPS’ investment in the TUCO to Woodward line and substation is approximately $205 million and is expected to be recovered from SPP members, including SPS, in accordance with the SPP open access transmission tariff (OATT) and the ratemaking process. The line was placed into service in September 2014.

Hitchland substation to Woodward, Okla. 345 KV transmission line
The Hitchland substation to Woodward, Okla. line is a 345 KV double circuit transmission line and associated substation facilities in the Oklahoma and Texas Panhandle. SPS built the first 30 miles and OGE completed the line from there to Woodward, Okla. SPS’ investment for the Hitchland to Woodward line and substation is approximately $59 million and is expected to be recovered from SPP members in accordance with the SPP OATT and the ratemaking process. The line was placed into service in May 2014.

Potash Junction substation to Roadrunner substation 345 KV transmission line
In April 2014, SPS filed a CCN with the NMPRC for a new 345 KV transmission line from the Potash Junction substation to the Roadrunner substation, both near Carlsbad, N.M. The proposed line would run 40 miles and cost an estimated $54 million. Approval for the CCN is pending. A hearing has been scheduled for November 2014.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long term growth rate to be used in its new ROE methodology. Several parties sought rehearing of the June 2014 order and therefore the new FERC policy may be subject to additional changes.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In 2011, the FERC issued a final ruling, Order 1000, adopting new requirements for transmission planning, cost allocation and development to be effective prospectively. In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region. In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation. A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties filed appeals of Order 1000 with the D.C. Circuit. In August 2014, the court denied all appeals and upheld Order 1000 in its entirety. The court indicated, however, that challenges to removal of federal ROFR provisions from individual contracts or tariffs could be considered in individual compliance filings.

The removal of a federal ROFR would eliminate rights that SPS currently has under the SPP tariffs to build certain transmission projects within its footprint. In Order 1000, FERC instead required that the opportunity to build such projects would extend to competitive transmission developers. SPP made its initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation. Subsequently, the FERC ruled on the initial regional compliance filings, directing further compliance changes. The SPP regional compliance filings remain pending further action by the FERC.

Initial filings to address interregional planning and cost allocation requirements with other regions were also made by SPP and are pending initial action by the FERC.

SPS believes that Texas statutes protect the ROFR of incumbent utilities operating outside of the ERCOT region to construct and own transmission interconnected to their systems, though this view is disputed by some parties. The State of New Mexico does not have legislation establishing ROFR rights for incumbent utilities.

Regional planning and cost allocation
The FERC issued its initial order on SPP’s Order 1000 regional compliance filing in July 2013. The FERC identified several areas that required a further compliance filing by SPP to address regional compliance issues. Among other things, the FERC rejected SPP’s proposal to retain a ROFR for new transmission projects with operational voltages between 100 KV and 300 KV. Requests for rehearing of the FERC’s July 2013 order were filed in August 2013 and are pending the FERC’s action. The SPP regional compliance filing was filed in November 2013 and is currently pending FERC action. The SPP regional compliance tariffs went into effect March 1, 2014, subject to the outcome of the additional FERC proceedings.

Interregional planning and cost allocation
The SPP interregional compliance filing was submitted in July 2013 and is pending initial FERC action.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. SPS is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In July 2014, the FERC issued a notice of proposed rulemaking generally proposing to adopt NERC’s proposed CIP standard related to physical security for bulk electric system facilities. However, the FERC proposed a modification to the standard that would allow certain governmental authorities, including FERC, to revise an entity’s list of critical facilities. SPS expects prompt action by FERC to finalize the rule with a likely effective date in 2015. SPS is currently in the process of evaluating and identifying the critical facilities impacted to better determine the cost of protections necessary to meet the standard. The additional cost for compliance is anticipated to be recoverable through rates.

SPP and Midcontinent Independent Transmission System Operator, Inc. (MISO) Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on Xcel Energy, are uncertain at this time. In June 2014, the FERC accepted a proposed tariff change by MISO to recover transmission charges imposed by SPP retroactive to Jan. 29, 2014, and set the issues for settlement judge and hearing procedures which are still underway.

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

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2013, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
10.01*
Amended and Restated Credit Agreement, dated as of Oct. 14, 2014 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.04 to Form 8-K, dated Oct. 14, 2014 (file no. 001-03789)).

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

Southwestern Public Service Company

Nov. 3, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director