Form 10-Q
period 2015-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2015-05-04
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating revenues	$423,829	$448,400

Operating expenses
Electric fuel and purchased power	245,799	289,204
Operating and maintenance expenses	73,897	69,398
Demand side management program expenses	3,669	3,064
Depreciation and amortization	35,739	30,512
Taxes (other than income taxes)	14,966	13,646
Total operating expenses	374,070	405,824

Operating income	49,759	42,576

Other (expense) income, net	(56)	41
Allowance for funds used during construction — equity	1,705	3,640

Interest charges and financing costs
Interest charges — includes other financing costs of $774 and $730, respectively	20,884	19,281
Allowance for funds used during construction — debt	(1,061)	(2,127)
Total interest charges and financing costs	19,823	17,154

Income before income taxes	31,585	29,103
Income taxes	11,338	10,368
Net income	$20,247	$18,735

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Net income	$20,247	$18,735
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 for each of the three months ended March 31, 2015 and 2014, respectively	42	43
Other comprehensive income	42	43
Comprehensive income	$20,289	$18,778

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating activities
Net income	$20,247	$18,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,310	31,059
Demand side management program amortization	418	418
Deferred income taxes	3,617	22,166
Amortization of investment tax credits	(85)	(85)
Allowance for equity funds used during construction	(1,705)	(3,640)
Net derivative losses	66	66
Changes in operating assets and liabilities:
Accounts receivable	(12,719)	12,526
Accrued unbilled revenues	26,906	(2,413)
Inventories	11,482	5,131
Prepayments and other	(12,485)	(15,455)
Accounts payable	(21,160)	9,454
Net regulatory assets and liabilities	29,566	(16,994)
Other current liabilities	12,521	3,908
Pension and other employee benefit obligations	(10,954)	(3,513)
Change in other noncurrent assets	301	2,951
Change in other noncurrent liabilities	378	1,758
Net cash provided by operating activities	82,704	66,072

Investing activities
Utility capital/construction expenditures	(126,622)	(137,637)
Allowance for equity funds used during construction	1,705	3,640
Investments in utility money pool arrangement	(9,000)	(10,000)
Repayments from utility money pool arrangement	9,000	10,000
Net cash used in investing activities	(124,917)	(133,997)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	86,000	(15,000)
Borrowings under utility money pool arrangement	41,000	231,000
Repayments under utility money pool arrangement	(57,000)	(169,000)
Capital contributions from parent	—	40,000
Dividends paid to parent	(27,828)	(18,082)
Net cash provided by financing activities	42,172	68,918

Net change in cash and cash equivalents	(41)	993
Cash and cash equivalents at beginning of period	596	1,011
Cash and cash equivalents at end of period	$555	$2,004

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(8,870)	$(7,570)
Cash paid for income taxes, net	(19,004)	(2,522)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$28,426	$30,938

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$555	$596
Accounts receivable, net	78,710	71,626
Accounts receivable from affiliates	7,618	1,983
Accrued unbilled revenues	102,381	129,287
Inventories	31,749	43,231
Regulatory assets	48,911	52,006
Derivative instruments	14,350	23,776
Deferred income taxes	79,013	51,854
Prepayments and other	45,554	31,476
Total current assets	408,841	405,835

Property, plant and equipment, net	3,831,044	3,743,141

Other assets
Regulatory assets	314,557	323,305
Derivative instruments	31,191	33,164
Other	15,438	15,859
Total other assets	361,186	372,328
Total assets	$4,601,071	$4,521,304

Liabilities and Equity
Current liabilities
Short-term debt	$123,000	$37,000
Borrowings under utility money pool arrangement	—	16,000
Accounts payable	140,907	160,762
Accounts payable to affiliates	15,343	19,790
Regulatory liabilities	104,009	87,723
Taxes accrued	19,848	27,208
Accrued interest	27,327	17,057
Dividends payable	25,339	27,828
Derivative instruments	3,565	3,565
Other	88,724	80,211
Total current liabilities	548,062	477,144

Deferred credits and other liabilities
Deferred income taxes	878,653	849,145
Regulatory liabilities	110,867	115,188
Asset retirement obligations	26,369	26,031
Derivative instruments	29,752	30,643
Pension and employee benefit obligations	92,647	103,670
Other	9,553	9,320
Total deferred credits and other liabilities	1,147,841	1,133,997

Commitments and contingencies
Capitalization
Long-term debt	1,349,774	1,349,691
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	1,165,435	1,165,463
Retained earnings	390,906	395,998
Accumulated other comprehensive loss	(947)	(989)
Total common stockholder's equity	1,555,394	1,560,472
Total liabilities and equity	$4,601,071	$4,521,304

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2015, and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2015 and 2014; and its cash flows for the three months ended March 31, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2015 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2015. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, is effective for interim and annual reporting periods beginning after Dec. 15, 2016. In April 2015, the FASB tentatively decided to defer the effective date by one year, making the guidance effective for interim and annual reporting periods beginning after Dec. 15, 2017. This tentative decision will be exposed for public input in an upcoming proposed ASU with a 30-day comment period. SPS is currently evaluating the impact of adopting ASU 2014-09 on its financial statements.

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. SPS is currently evaluating the impact of adopting ASU 2015-02 on its financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of an asset. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the prescribed reclassification of assets to an offset of debt on the balance sheets, SPS does not expect the implementation of ASU 2015-03 to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$84,817	$77,465
Less allowance for bad debts	(6,107)	(5,839)
	$78,710	$71,626

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$25,500	$24,738
Fuel	6,249	18,493
	$31,749	$43,231

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$5,480,750	$5,376,606
Construction work in progress	248,921	238,519
Total property, plant and equipment	5,729,671	5,615,125
Less accumulated depreciation	(1,898,627)	(1,871,984)
	$3,831,044	$3,743,141

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of March 31, 2015, the IRS had proposed an adjustment to several federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. SPS is not expected to accrue any income tax expense related to this adjustment. As of March 31, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution are uncertain.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2015, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.5	$1.5
Unrecognized tax benefit — Temporary tax positions	12.3	11.7
Total unrecognized tax benefit	$13.8	$13.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(5.5)	$(4.8)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas 2015 Electric Rate Case — In December 2014, SPS filed a retail electric, non-fuel rate case in Texas seeking an overall increase in annual revenue of approximately $64.8 million, or 6.7 percent. The filing was based on a historic test year ending June 2014, adjusted for known and measurable changes, a return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.6 billion and an equity ratio of 53.97 percent. In March 2015, SPS revised its requested increase to $58.9 million based on updated information.

As part of its request, SPS is seeking a waiver of the PUCT post-test year adjustment rule which would allow for inclusion of $392 million (SPS total company) additional capital investment for the period July 1, 2014 through Dec. 31, 2014.

The following table summarizes the net request:

(Millions of Dollars)	Request
Investment for capital expenditures — post-test year adjustments	$23.7
Depreciation expense	13.9
Wholesale load reductions	12.0
Purchased power capacity costs	3.2
Other, net	6.1
Total	$58.9

In April 2015, a revised procedural schedule was established. The next steps are expected to be as follows:

•	Intervenor Direct Testimony — May 15, 2015;

•	Staff Direct Testimony — May 22, 2015;

•	Staff and Intervenor Cross-Rebuttal Testimony — June 8, 2015;

•	Rebuttal Testimony — June 10, 2015; and

•	Evidentiary Hearing — June 24, 2015.

The parties have agreed the rates will be effective June 11, 2015. A PUCT decision is anticipated in the second half of 2015.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Complaints — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread), a wholesale cooperative customer, filed a rate complaint alleging that the base ROE included in the SPS production formula rate for Golden Spread of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable. In July 2013, Golden Spread filed a second complaint, again asking that the base ROE in the SPS production formula rate for Golden Spread and transmission formula rates be reduced to 9.15 and 9.65 percent, respectively. In June 2014, the FERC issued orders consolidating the Golden Spread ROE complaints and setting the complaints for settlement judge or hearing procedures.

The FERC established effective dates for the refunds as April 20, 2012 (first refund period) and July 19, 2013 (second refund period). Settlement judge procedures were unsuccessful and the complaints were set for hearings. In the first quarter of 2015, Golden Spread, SPS and FERC staff filed their initial testimonies recommending the following ROEs:

	Refund Period	Production ROE	Transmission ROE (a)
Golden Spread	1	8.78%	9.28%
	2	8.51	9.01
SPS	1	10.25	10.39
	2	10.25	11.20
FERC Staff	1	8.97	9.47
	2	8.64	9.14

(a)	Includes a Southwest Power Pool, Inc. (SPP) Regional Transmission Organization (RTO) membership adder up to 50 basis points.

Hearings are scheduled for July 2015. An initial administrative law judge (ALJ) decision is expected to be issued by Nov. 25, 2015, and a final FERC order to be issued no earlier than 2016.

A third rate complaint was filed in October 2014 by Golden Spread, along with certain New Mexico cooperatives and the West Texas Municipal Power Agency, requesting that the ROE in the SPS production formula rates for Golden Spread and the New Mexico cooperatives and SPS transmission formula rate, which includes an SPP RTO membership adder up to 50 basis points, be reduced to 8.61 percent and 9.11 percent, respectively. The complainants requested a refund effective date of Oct. 20, 2014. In January 2015, the FERC issued an order setting the third complaint for hearing procedures and granting the complainants’ requested refund effective date. A hearing is scheduled for October 2015, with an ALJ initial decision expected in January 2016, and a final FERC order following later in 2016.

SPS recorded a current liability representing the current best estimate of a refund obligation associated with potential ROE adjustments as of March 31, 2015, and is reducing transmission and production revenues, net of expense, between $4 million and $6 million annually.

2004 FERC Complaint Case Orders — In August 2013, the FERC issued an order related to a 2004 complaint case brought by Golden Spread and Public Service Company of New Mexico (PNM) and an Order on Initial Decision in a subsequent 2006 production rate case filed by SPS.

The original complaint included two key components: 1) PNM’s claim regarding inappropriate allocation of fuel costs and 2) a base rate complaint, including the appropriate demand-related cost allocator. The FERC previously determined that the allocation of fuel costs and the demand-related cost allocator utilized by SPS was appropriate.

In the August 2013 Orders, the FERC clarified its previous ruling on the allocation of fuel costs and reaffirmed that the refunds in question should only apply to firm requirements customers and not PNM’s contractual load. The FERC also reversed its prior demand-related cost allocator decision. The FERC stated that it had erred in its initial analysis and concluded that the SPS system was a 3 coincident peak (CP) rather than a 12 CP system.

In September 2013, SPS filed a request for rehearing of the FERC ruling on the CP allocation and refund decisions. SPS asserted that the FERC applied an improper burden of proof and that precedent did not support retroactive refunds. PNM also requested rehearing of the FERC decision not to reverse its prior ruling. In October 2013, the FERC issued orders further considering the requests for rehearing, which are currently pending. As of Dec. 31, 2014, SPS had accrued $50.4 million related to the August 2013 Orders and an additional $1.8 million of principal and interest was accrued during 2015.

2015 Formula Rate Change Filing — In January 2015, SPS filed to revise the production formula rates for six of its wholesale customers, including Golden Spread, effective Feb. 1, 2015. The filing proposes several modifications, including a reduction in wholesale depreciation rates and the use of a 12 CP demand-related cost allocator for all wholesale customers. On March 31, 2015, the FERC accepted this filing, effective July 1, 2015, subject to refund and settlement judge or hearing procedures. The parties are engaged in settlement judge procedures.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, Notes 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term PPAs as of March 31, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Environmental Contingencies

Environmental Requirements

Water and Waste
Coal Ash Regulation — SPS’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment, and disposal of solid waste.  On April 17, 2015, the U.S. Environmental Protection Agency (EPA) published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste.  SPS’s costs to manage and dispose of coal ash will not significantly increase under the new rule.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Texas, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. An opinion is expected late summer 2015. In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA will administer the CSAPR in 2015.

Multiple changes to the SPS system since 2011 will substantially reduce estimated costs of complying with the CSAPR. These include the addition of 700 MW of wind power, the construction of Jones Units 3 and 4, reduced wholesale load, new PPAs, installation of NOx combustion controls on Tolk Units 1 and 2 and completion of certain transmission projects. As a result, SPS estimates compliance with the CSAPR in 2015 will cost approximately $7 million. CSAPR compliance in 2015 is not expected to have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Texas identified the SPS facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

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

In May 2014, the EPA issued a request for information under the CAA related to SO2 control equipment at Tolk Units 1 and 2. In December 2014, the EPA proposed to disapprove the reasonable progress portions of the SIP and instead adopt a Federal Implementation Plan. For SPS, the EPA proposed to require dry scrubbers on both Tolk units to reduce SO2 emissions to help achieve reasonable progress goals the EPA would establish for Texas and Oklahoma national parks and wilderness areas. As proposed, the dry scrubbers would need to be installed and operating within five years of the EPA’s final action, currently expected in August 2015. SPS filed comments in April 2015, opposing the proposal. Whether dry scrubbers are required is dependent on the EPA’s final decision. If required, they would cost approximately $600 million, with an annual operating cost of approximately $10.4 million.

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

Employment, Tort and Commercial Litigation

Exelon Wind (formerly John Deere Wind) Complaint — Several lawsuits in Texas state and federal courts and regulatory proceedings have arisen out of a dispute concerning SPS’ payments for energy and capacity produced from the Exelon Wind subsidiaries’ projects. There are two main areas of dispute. First, Exelon Wind claims that it established legally enforceable obligations (LEOs) for each of its 12 wind facilities in 2005 through 2008 that require SPS to buy power based on SPS’ forecasted avoided cost as determined in 2005 through 2008. Although SPS has refused to accept Exelon Wind’s LEOs, SPS accepts that it must take energy from Exelon Wind under SPS’ PUCT-approved Qualifying Facilities (QF) Tariff. Second, Exelon Wind has raised various challenges to SPS’ PUCT-approved QF Tariff, which became effective in August 2010. On Jan.16, 2015, Exelon Wind filed motions to dismiss or notices of non-suits for its state and federal lawsuits regarding the QF tariff, and for its state and federal lawsuits and regulatory proceedings regarding the LEOs. Later in January, the PUCT and state and federal courts issued orders dismissing the cases. On April 28, 2015, Exelon Wind filed a notice of withdrawal of its complaint regarding the LEOs, which will become effective on May 13, 2015. The only remaining proceeding is pending before the FERC, and involves the QF Tariff.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$100	$100
Amount outstanding at period end	—	16
Average amount outstanding	2	9
Maximum amount outstanding	31	100
Weighted average interest rate, computed on a daily basis	0.56%	0.22%
Weighted average interest rate at period end	N/A	0.45

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$400	$400
Amount outstanding at period end	123	37
Average amount outstanding	103	83
Maximum amount outstanding	144	241
Weighted average interest rate, computed on a daily basis	0.44%	0.26%
Weighted average interest rate at period end	0.56	0.47

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2015 and Dec. 31, 2014, there were $30 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2015, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$153	$247

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at March 31, 2015 and Dec. 31, 2014.

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

Electric commodity derivatives held by SPS include transmission congestion instruments purchased from the SPP, generally referred to as financial transmission rights (FTRs). FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

At March 31, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at March 31, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)	March 31, 2015	Dec. 31, 2014
Megawatt hours of electricity	2,954	6,930

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 and 2014, changes in the fair value of FTRs resulting in pre-tax net losses of $0.8 million and $1.4 million, respectively, were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $0.1 million were recognized for the three months ended March 31, 2015, recorded to electric fuel and purchased power. For the three months ended March 31, 2014, FTR settlement gains of $2.8 million were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At March 31, 2015, one of SPS’ eight most significant counterparties for these activities, comprising $7.8 million or 9 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Six of the eight most significant counterparties, comprising $44.7 million or 50 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $1.0 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS' internal analysis. All eight of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2015:

	March 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$10,338	$10,338	$(3,880)	$6,458
Total current derivative assets	$—	$—	$10,338	$10,338	$(3,880)	6,458
PPAs (a)						7,892
Current derivative instruments						$14,350
Noncurrent derivative assets
PPAs (a)						$31,191
Noncurrent derivative instruments						$31,191
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$3,881	$3,881	$(3,881)	$—
Total current derivative liabilities	$—	$—	$3,881	$3,881	$(3,881)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$29,752
Noncurrent derivative instruments						$29,752

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2015. At March 31, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$15,884	$9,933
Purchases	4,928	1,056
Settlements	(8,379)	(1,101)
Net transactions recorded during the period:
Losses recognized as regulatory assets and liabilities	(5,976)	(4,097)
Balance at March 31	$6,457	$5,791

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2015 and 2014.

Fair Value of Long-Term Debt

As of March 31, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,349,774	$1,596,427	$1,349,691	$1,572,414

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Interest income	$32	$187
Other nonoperating income	45	—
Insurance policy expense	(133)	(144)
Other nonoperating expense	—	(2)
Other (expense) income, net	$(56)	$41

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,752	$2,296	$239	$312
Interest cost	5,046	5,111	436	643
Expected return on plan assets	(7,153)	(6,545)	(635)	(812)
Amortization of prior service cost (credit)	10	14	(100)	(100)
Amortization of net loss (gain)	3,772	3,332	(160)	(80)
Net periodic benefit cost (credit)	4,427	4,208	(220)	(37)
Credits recognized due to the effects of regulation	713	707	—	—
Net benefit cost (credit) recognized for financial reporting	$5,140	$4,915	$(220)	$(37)

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $11.6 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2015.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Accumulated other comprehensive loss at Jan. 1	$(989)	$(1,161)
Losses reclassified from net accumulated other comprehensive loss	42	43
Net current period other comprehensive income	42	43
Accumulated other comprehensive loss at March 31	$(947)	$(1,118)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Losses on cash flow hedges:
Interest rate derivatives	$66	(a)	$67	(a)
Total, pre-tax	66		67
Tax benefit	(24)		(24)
Total amounts reclassified, net of tax	$42		$43

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Results of Operations

SPS’ net income was approximately $20.2 million for the three months ended March 31, 2015, compared with net income of approximately $18.7 million for the same period in 2014. The increase was primarily due to the positive impact of higher electric rates in Texas and New Mexico, partially offset by increased depreciation and operating and maintenance (O&M) expenses.

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

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Electric revenues	$424	$448
Electric fuel and purchased power	(246)	(289)
Electric margin	$178	$159

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$(56)
Estimated impact of weather	(3)
Retail rate increases (Texas and New Mexico)	13
Trading	10
Transmission revenue	5
Demand revenue	3
Non-fuel riders	1
Other, net	3
Total decrease in electric revenues	$(24)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Retail rate increases (Texas and New Mexico)	$13
Transmission revenue, net of costs	7
Demand revenue	3
Non-fuel riders	1
Texas wind renewable energy credits	(3)
Estimated impact of weather	(3)
Other, net	1
Total increase in electric margin	$19

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $4.5 million, or 6.5 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$2
Transmission cost increases	1
Employee benefits	1
Other, net	1
Total increase in O&M expenses	$5

Depreciation and Amortization — Depreciation and amortization increased $5.2 million, or 17.1 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.3 million, or 9.7 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The increase is primarily due to an increase in property and general taxes.

Allowance for Funds Used During Construction (AFUDC) — AFUDC decreased $3.0 million for the three months ended March 31, 2015 compared with the same period in 2014. The decrease is primarily due to the decrease of transmission facilities construction.

Interest Charges — Interest charges increased $1.6 million, or 8.3 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $1.0 million for the three months ended March 31, 2015 compared with the same period in 2014. The increase in income tax expense is primarily due to higher pre-tax earnings and decreased permanent plant-related adjustments in 2015. The ETR was 35.9 percent for the three months ended March 31, 2015, compared with 35.6 percent for the same period in 2014.

Public Utility Regulation

Transmission Notifications to Construct (NTC) — As a member of SPP, SPS accepts NTCs for electric transmission line and substation projects to be built within the SPP footprint. SPS has accepted NTCs for projects with an estimated capital cost of approximately $1.9 billion and will continue to review new NTCs for acceptance as they are issued. These projects generally span several years to plan, site, procure and develop. The New Mexico Public Regulatory Commission (NMPRC) and the PUCT must approve the siting and routing of any SPP identified transmission line NTC projects that require permitting approval. Projects identified through SPP NTCs may have costs allocated to other SPP members in accordance with the SPP Open Access Transmission Tariff (OATT). Costs allocated to SPS are permissible for recovery through the NMPRC, the PUCT and the FERC processes.

Chaves County, N.M. Solar Contracts — In March 2015, SPS entered into two purchased energy contracts with NextEra Resources for the purchase of solar generated electricity from two 70 MW projects to be constructed in Chaves County, N.M.. The two 25-year contracts are subject to regulatory approval and they are now pending review and approval by the NMPRC. The purchased energy will be recovered from customers through SPS’ fuel and purchased energy cost recovery mechanisms.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long-term growth rate to be used in its new ROE methodology. In March 2015, the FERC issued an order on rehearing upholding use of the new ROE methodology.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2015, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2014, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

May 4, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)