Form 10-Q
period 2015-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2015-08-03
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2015
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating revenues	$422,985	$492,536	$846,814	$940,936

Operating expenses
Electric fuel and purchased power	243,026	314,146	488,825	603,350
Operating and maintenance expenses	73,827	68,963	147,724	138,361
Demand side management program expenses	2,760	2,849	6,429	5,913
Depreciation and amortization	36,750	35,071	72,489	65,583
Taxes (other than income taxes)	13,490	12,507	28,456	26,153
Total operating expenses	369,853	433,536	743,923	839,360

Operating income	53,132	59,000	102,891	101,576

Other income (expense), net	156	(129)	100	(88)
Allowance for funds used during construction — equity	1,788	2,895	3,493	6,535

Interest charges and financing costs
Interest charges — includes other financing costs of $771, $731, $1,544 and $1,461, respectively	21,074	19,645	41,958	38,926
Allowance for funds used during construction — debt	(1,137)	(1,721)	(2,198)	(3,848)
Total interest charges and financing costs	19,937	17,924	39,760	35,078

Income before income taxes	35,139	43,842	66,724	72,945
Income taxes	12,563	15,807	23,901	26,175
Net income	$22,576	$28,035	$42,823	$46,770

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$22,576	$28,035	$42,823	$46,770
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $48 for each of the three and six months ended June 30, 2015 and 2014, respectively	43	42	85	85
Other comprehensive income	43	42	85	85
Comprehensive income	$22,619	$28,077	$42,908	$46,855

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$42,823	$46,770
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,628	66,692
Demand side management program amortization	837	837
Deferred income taxes	11,866	51,678
Amortization of investment tax credits	(170)	(170)
Allowance for equity funds used during construction	(3,493)	(6,535)
Net derivative losses	133	133
Changes in operating assets and liabilities:
Accounts receivable	(19,478)	(15,131)
Accrued unbilled revenues	10,927	(33,034)
Inventories	10,776	2,022
Prepayments and other	(21,378)	(12,786)
Accounts payable	(10,210)	16,949
Net regulatory assets and liabilities	41,291	(34,055)
Other current liabilities	13,510	1,536
Pension and other employee benefit obligations	(10,435)	(3,122)
Change in other noncurrent assets	607	3,558
Change in other noncurrent liabilities	606	2,198
Net cash provided by operating activities	141,840	87,540

Investing activities
Utility capital/construction expenditures	(280,615)	(281,398)
Allowance for equity funds used during construction	3,493	6,535
Investments in utility money pool arrangement	(9,000)	(22,000)
Repayments from utility money pool arrangement	9,000	22,000
Net cash used in investing activities	(277,122)	(274,863)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	172,000	15,000
(Repayment of) proceeds from issuance of long-term debt	(85)	148,510
Borrowings under utility money pool arrangement	163,700	382,000
Repayments under utility money pool arrangement	(179,700)	(420,000)
Capital contributions from parent	34,535	100,000
Dividends paid to parent	(53,167)	(36,264)
Net cash provided by financing activities	137,283	189,246

Net change in cash and cash equivalents	2,001	1,923
Cash and cash equivalents at beginning of period	596	1,011
Cash and cash equivalents at end of period	$2,597	$2,934

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(38,527)	$(33,668)
Cash (paid) received for income taxes, net	(36,992)	8,705
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$26,513	$22,423

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,597	$596
Accounts receivable, net	78,386	71,626
Accounts receivable from affiliates	14,701	1,983
Accrued unbilled revenues	118,360	129,287
Inventories	32,455	43,231
Regulatory assets	36,554	52,006
Derivative instruments	19,355	23,776
Deferred income taxes	91,672	51,854
Prepayments and other	52,854	31,476
Total current assets	446,934	405,835

Property, plant and equipment, net	3,948,839	3,743,141

Other assets
Regulatory assets	308,519	323,305
Derivative instruments	29,218	33,164
Other	14,918	15,859
Total other assets	352,655	372,328
Total assets	$4,748,428	$4,521,304

Liabilities and Equity
Current liabilities
Short-term debt	$209,000	$37,000
Borrowings under utility money pool arrangement	—	16,000
Accounts payable	148,722	160,762
Accounts payable to affiliates	14,970	19,790
Regulatory liabilities	115,316	87,723
Taxes accrued	24,017	27,208
Accrued interest	17,071	17,057
Dividends payable	23,025	27,828
Derivative instruments	3,565	3,565
Other	90,838	80,211
Total current liabilities	646,524	477,144

Deferred credits and other liabilities
Deferred income taxes	899,063	849,145
Regulatory liabilities	105,051	115,188
Asset retirement obligations	26,713	26,031
Derivative instruments	28,860	30,643
Pension and employee benefit obligations	93,166	103,670
Other	9,643	9,320
Total deferred credits and other liabilities	1,162,496	1,133,997

Commitments and contingencies
Capitalization
Long-term debt	1,349,858	1,349,691
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	1,199,998	1,165,463
Retained earnings	390,456	395,998
Accumulated other comprehensive loss	(904)	(989)
Total common stockholder’s equity	1,589,550	1,560,472
Total liabilities and equity	$4,748,428	$4,521,304

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2015, and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2015 and 2014; and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2015 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2015. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s deferral of the standard’s required implementation date in July 2015, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS is currently evaluating the impact of adopting ASU 2014-09 on its financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (Accounting Standards Update (ASU) No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, SPS does not expect the implementation of ASU 2015-07 to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$84,326	$77,465
Less allowance for bad debts	(5,940)	(5,839)
	$78,386	$71,626

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$25,018	$24,738
Fuel	7,437	18,493
	$32,455	$43,231

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$5,580,225	$5,376,606
Construction work in progress	291,565	238,519
Total property, plant and equipment	5,871,790	5,615,125
Less accumulated depreciation	(1,922,951)	(1,871,984)
	$3,948,839	$3,743,141

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of June 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. SPS is not expected to accrue any income tax expense related to this adjustment. As of June 30, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution are uncertain.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2015, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.6	$1.5
Unrecognized tax benefit — Temporary tax positions	12.6	11.7
Total unrecognized tax benefit	$14.2	$13.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(6.0)	$(4.8)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2015 or Dec. 31, 2014.

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

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas 2015 Electric Rate Case — In December 2014, SPS filed a retail electric rate case in Texas seeking an overall increase in annual revenue of approximately $64.8 million, or 6.7 percent. The filing was based on a historic test year ending June 2014, adjusted for known and measurable changes, a return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.6 billion and an equity ratio of 53.97 percent. In March 2015, SPS revised its requested increase to $58.9 million based on updated information.

SPS is seeking a waiver of the PUCT post-test year adjustment rule which would allow for inclusion of $392 million (SPS total company) additional capital investment for the period July 1, 2014 through Dec. 31, 2014.

In May 2015, several intervenors filed direct testimony in response to SPS’ rate request, including the Alliance of Xcel Municipalities (AXM), the Office of Public Utility Counsel (OPUC), and the PUCT Staff (Staff).

•	AXM recommended a rate decrease of $13.6 million, an ROE of 9.40 percent and an equity ratio of 53.97 percent.

•	The OPUC recommended a rate increase of $1.8 million, an ROE of 9.20 percent and an equity ratio of 52.38 percent.

•	The Staff recommended a rate decrease of $2.6 million, an ROE of 9.30 percent and an equity ratio of 53.97 percent.

In June 2015, SPS filed rebuttal testimony supporting a revised rate increase of approximately $42 million, or 4.4 percent.

				SPS Rebuttal Testimony
(Millions of Dollars)	AXM	OPUC	Staff
SPS’ revised rate request	$58.9	$58.9	$58.9	$58.9
Investment for capital expenditures — post-test year adjustments	(11.3)	(23.8)	(23.8)	—
Lower ROE	(10.9)	(13.5)	(12.1)	—
Rate base adjustments (largely the removal of the prepaid pension asset)	(6.2)	(6.8)	—	—
O&M expense adjustments	(13.7)	(11.0)	(7.9)	(1.6)
Depreciation expense	(13.3)	—	—	—
Property taxes	—	(1.2)	(4.4)	(1.8)
Revenue adjustments	(2.2)	(0.2)	—	—
Wholesale load reductions	(13.2)	—	(11.1)	—
Southwest Power Pool (SPP) transmission expansion plan	—	—	—	(7.3)
Other, net	(1.7)	(0.6)	(2.2)	(1.8)
Total recommendation	$(13.6)	$1.8	$(2.6)	$46.4
Adjustment to move rate case expenses to a separate docket	—	—	—	(4.3)
Recommendation, excluding rate case expenses	$(13.6)	$1.8	$(2.6)	$42.1

New rates will be made effective retroactive to June 11, 2015 as established by the PUCT. Hearings were completed in July 2015. A PUCT decision is expected in the fourth quarter of 2015.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2015 Electric Rate Case — In June 2015, SPS filed an electric rate case with the NMPRC for an increase in non-fuel base rates of $31.5 million and a base fuel decrease of $30.1 million. The rate filing was based on a 2016 forecast test year (FTY), a requested return on equity of 10.25 percent, a jurisdictional electric rate base of $777.9 million and an equity ratio of 53.97 percent.

In June 2015, SPS’ rate case application was dismissed by the NMPRC.  The NMPRC determined that the filing did not comply with its new interpretation of the statute regarding FTY periods and the corresponding timing of a rate case submission in relation to the FTY used in the case. This new interpretation occurred during the recent Public Service Company of New Mexico rate case.

In July, SPS filed an appeal with the New Mexico Supreme Court. In addition, SPS plans to file a rate case later this year.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate ROE Complaints — In April 2012, Golden Spread Electric Cooperative, Inc. (Golden Spread), a wholesale cooperative customer, filed a rate complaint alleging that the base ROE included in the SPS production formula rate for Golden Spread of 10.25 percent, and the SPS transmission base formula rate ROE of 10.77 percent, are unjust and unreasonable, and asking that the ROEs be reduced to 9.15 percent and 9.65 percent, respectively, effective April 20, 2012. In July 2013, Golden Spread filed a second complaint, again asking that the ROE in the SPS production formula rate for Golden Spread and transmission formula rates be reduced to 9.15 and 9.65 percent, respectively, effective July 19, 2013. In June 2014, the FERC issued orders consolidating the Golden Spread ROE complaints and setting the complaints for settlement judge or hearing procedures.

A third rate complaint was filed in October 2014 by Golden Spread, certain New Mexico cooperatives and the West Texas Municipal Power Agency, requesting that the ROE in certain SPS production formula rates for Golden Spread and the New Mexico cooperatives and transmission formula rates be reduced, this time to 8.61 percent and 9.11 percent, respectively, effective Oct. 20, 2014. In January 2015, the FERC issued an order setting the third complaint for hearing procedures and granting the complainants’ requested refund effective date. The FERC established effective dates for refunds of April 20, 2012 (first refund period), July 19, 2013 (second refund period) and Oct. 20, 2014 (third refund period), respectively.

SPS sought rehearing of the FERC decisions to allow back-to-back complaints involving the same issue with consecutive 15 month refund periods, asserting this ruling is contrary to the governing statute. On May 12, 2015, FERC denied the rehearing request as it pertained to the first two rate complaints. In July 2015, SPS filed an appeal to the D.C. Circuit Court of Appeals of the FERC orders in the first two rate complaints allowing the sequential complaints and consecutive 15 month refund periods. The D.C. Circuit Court has not established a procedural schedule. FERC action on the similar SPS rehearing request related to the third complaint is pending.

In the first half of 2015, Golden Spread, SPS and FERC staff filed their initial testimonies recommending the following ROEs:

	Refund Period		Production ROE	Transmission ROE (a)
Golden Spread (b)	1		8.78%	9.28%
	2		8.51	9.01
	3		8.45	8.95
SPS	1		10.25	10.39
	2		10.25	11.20
	3	(c)	10.40	11.20
FERC Staff	1		8.97	9.47
	2		8.64	9.14
	3		8.53	9.03

(a)	Includes a SPP RTO membership adder up to 50 basis points.

(b)
For the third refund period, the recommended production and transmission ROEs are supported by Golden Spread, certain New Mexico cooperatives and the West Texas Municipal Power Agency (transmission ROE only).

(c)	In addition to the recommended ROEs, SPS also filed testimony recommending the ROEs remain unchanged.

Hearings scheduled for July 2015 for the first two rate complaints were canceled and the parties agreed to file briefs based on pre-filed testimony. An initial ALJ decision on the first two complaints is expected to be issued by Nov. 25, 2015, and a final FERC order to be issued no earlier than 2016. A hearing for the third rate complaint is scheduled for Oct. 2015, with an ALJ initial decision expected in January 2016 and a final FERC order no earlier than later in 2016.

SPS recorded a current liability representing the current best estimate of a refund obligation associated with potential ROE adjustments as of June 30, 2015, and is reducing transmission and production revenues, net of expense, between $4 million and $6 million annually.

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

In September 2013, SPS filed a request for rehearing of the FERC ruling on the CP allocation and refund decisions. SPS asserted that the FERC applied an improper burden of proof and that precedent did not support retroactive refunds. PNM also requested rehearing of the FERC decision not to reverse its prior ruling. In October 2013, the FERC issued orders further considering the requests for rehearing, which are currently pending. As of Dec. 31, 2014, SPS had accrued $50.4 million related to the August 2013 Orders and an additional $1.5 million of principal and interest has been accrued during 2015.

2015 Production Formula Rate Change Filing — In January 2015, SPS filed to revise the production formula rates for six of its wholesale customers, including Golden Spread, certain New Mexico cooperatives and West Texas Municipal Power Agency, effective Feb. 1, 2015. The filing proposes several modifications, including a reduction in wholesale depreciation rates and the use of a 12 CP demand-related cost allocator for all wholesale customers. In March 2015, the FERC accepted this filing, effective July 1, 2015, subject to refund and settlement judge or hearing procedures. The parties remain engaged in settlement judge procedures. Effective June 1, 2015, the Golden Spread contract demand quantity subject to the formula rate change declined from 500 MW to 300 MW.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Note 5, Notes 10 and 11 to the financial statements in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term PPAs as of June 30, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Environmental Contingencies

Environmental Requirements

Water
Federal Clean Water Act (CWA) Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule will go into effect beginning in August 2015. SPS does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Texas, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that were considered on remand. In July 2015, the D.C. Circuit issued an opinion which found the reduction budgets exceed what is necessary for Texas to reduce its impact on downwind states that do not meet ambient air quality standards. The D.C. Circuit remanded the matter to the EPA to reconsider the emission budgets. While the EPA reconsiders emission budgets, the D.C. Circuit left CSAPR in effect.

In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA is administering the CSAPR in 2015.

Multiple changes to the SPS system since 2011 will substantially reduce estimated costs of complying with the CSAPR. These include the addition of 700 MW of wind power, the construction of Jones Units 3 and 4, reduced wholesale load, new PPAs, installation of NOx combustion controls on Tolk Units 1 and 2 and completion of certain transmission projects. As a result, SPS estimates compliance with the CSAPR in 2015 will cost approximately $7 million or less.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, SPS had met the EGU MATS rule through a combination of emission control projects and existing controls. Mercury controls were installed in SPS’ Tolk and Harrington plants for a capital cost of $8 million. On June 29, 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. SPS believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP that finds the CAIR equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. In December 2014, the EPA proposed to approve the BART portion of the SIP, with the exception that the EPA would substitute CSAPR compliance for Texas’ reliance on CAIR. The EPA currently plans to issue its final rule in December 2015.

In May 2014, the EPA issued a request for information under the CAA related to SO2 control equipment at Tolk Units 1 and 2. In December 2014, the EPA proposed to disapprove the reasonable progress portions of the SIP and instead adopt a Federal Implementation Plan. The EPA proposed to require dry scrubbers on both Tolk units to reduce SO2 emissions to help achieve reasonable progress goals for Texas and Oklahoma national parks and wilderness areas. As proposed, the dry scrubbers would need to be installed and operating within five years of the EPA’s final action, currently expected in December 2015. Whether dry scrubbers are required is dependent on the EPA’s final decision. If required, they would cost approximately $600 million, with an annual operating cost of approximately $10.4 million. SPS believes these costs would be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where Xcel Energy operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near SPS’ Tolk and Harrington plants.  The Tolk and Harrington Plants utilize low sulfur coal to reduce SO2 emissions. The Texas Commission on Environmental Quality (TCEQ) is expected to make recommendations for nonattainment areas to the EPA in September 2015 with a decision by summer 2016.

If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years. The TCEQ could require additional SO2 controls on one or more of the units at Tolk and Harrington. SPS cannot evaluate the impacts of this ruling until the designation of nonattainment areas is made and any required state plans are developed. SPS believes that, should SO2 control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$100	$100
Amount outstanding at period end	—	16
Average amount outstanding	4	9
Maximum amount outstanding	36	100
Weighted average interest rate, computed on a daily basis	0.52%	0.22%
Weighted average interest rate at period end	N/A	0.45

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$400	$400
Amount outstanding at period end	209	37
Average amount outstanding	160	83
Maximum amount outstanding	209	241
Weighted average interest rate, computed on a daily basis	0.48%	0.26%
Weighted average interest rate at period end	0.49	0.47

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2015 and Dec. 31, 2014, there were $36.0 million and $30.0 million of letters of credit outstanding, respectively under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2015, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$245	$155

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at June 30, 2015 and Dec. 31, 2014.

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

Electric commodity derivatives held by SPS include transmission congestion instruments purchased from the SPP, generally referred to as financial transmission rights (FTRs). FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model - including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of SPS, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the financial statements of SPS.

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

At June 30, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at June 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)	June 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	13,620	6,930

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for each of the three and six months ended June 30, 2015 and 2014.

During the three and six months ended June 30, 2015, changes in the fair value of FTRs resulted in pre-tax net losses of $1.2 million and $2.0 million, respectively, recognized as regulatory assets and liabilities. For the three and six months ended June 30, 2014, changes in the fair value of FTRs resulted in pre-tax net losses of $1.0 million and $2.4 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $1.7 million and $1.6 million, respectively, were recognized for the three and six months ended June 30, 2015, respectively, recorded to electric fuel and purchased power. For the three and six months ended June 30, 2014, FTR settlement losses of $1.9 million and gains of $0.9 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At June 30, 2015, one of SPS’ eight most significant counterparties for these activities, comprising $9.6 million or 9 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Six of the eight most significant counterparties, comprising $58.5 million or 54 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $1.3 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. All eight of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$21,533	$21,533	$(10,070)	$11,463
Total current derivative assets	$—	$—	$21,533	$21,533	$(10,070)	11,463
PPAs (a)						7,892
Current derivative instruments						$19,355
Noncurrent derivative assets
PPAs (a)						$29,218
Noncurrent derivative instruments						$29,218
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$10,070	$10,070	$(10,070)	$—
Total current derivative liabilities	$—	$—	$10,070	$10,070	$(10,070)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$28,860
Noncurrent derivative instruments						$28,860

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2015. At June 30, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at April 1	$6,457	$5,791
Purchases	17,284	38,419
Settlements	(10,022)	(13,554)
Net transactions recorded during the period:
(Losses) Gains recognized as regulatory assets and liabilities	(2,256)	3,286
Balance at June 30	$11,463	$33,942

	Six Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$15,884	$9,933
Purchases	22,213	39,475
Settlements	(18,400)	(14,655)
Net transactions recorded during the period:
Losses recognized as regulatory assets and liabilities	(8,234)	(811)
Balance at June 30	$11,463	$33,942

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of June 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,349,858	$1,491,780	$1,349,691	$1,572,414

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$13	$53	$45	$240
Other nonoperating income	65	2	110	—
Insurance policy income (expense)	78	(184)	(55)	(328)
Other income (expense), net	$156	$(129)	$100	$(88)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,751	$2,296	$238	$311
Interest cost	5,046	5,111	437	643
Expected return on plan assets	(7,152)	(6,545)	(635)	(811)
Amortization of prior service cost (credit)	10	13	(100)	(101)
Amortization of net loss (gain)	3,772	3,331	(160)	(81)
Net periodic benefit cost (credit)	4,427	4,206	(220)	(39)
Credits recognized due to the effects of regulation	686	708	—	—
Net benefit cost (credit) recognized for financial reporting	$5,113	$4,914	$(220)	$(39)

	Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5,503	$4,592	$477	$623
Interest cost	10,092	10,222	873	1,286
Expected return on plan assets	(14,305)	(13,090)	(1,270)	(1,623)
Amortization of prior service cost (credit)	20	27	(200)	(201)
Amortization of net loss (gain)	7,544	6,663	(320)	(161)
Net periodic benefit cost (credit)	8,854	8,414	(440)	(76)
Credits recognized due to the effects of regulation	1,399	1,415	—	—
Net benefit cost (credit) recognized for financial reporting	$10,253	$9,829	$(440)	$(76)

In January 2015, contributions of $90.0 million were made across four of Xcel Energys pension plans, of which $11.6 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2015.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Accumulated other comprehensive loss at April 1	$(947)	$(1,118)
Losses reclassified from net accumulated other comprehensive loss	43	42
Net current period other comprehensive income	43	42
Accumulated other comprehensive loss at June 30	$(904)	$(1,076)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(989)	$(1,161)
Losses reclassified from net accumulated other comprehensive loss	85	85
Net current period other comprehensive income	85	85
Accumulated other comprehensive loss at June 30	$(904)	$(1,076)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$67	(a)	$66	(a)
Total, pre-tax	67		66
Tax benefit	(24)		(24)
Total amounts reclassified, net of tax	$43		$42

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$133	(a)	$133	(a)
Total, pre-tax	133		133
Tax benefit	(48)		(48)
Total amounts reclassified, net of tax	$85		$85

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including Risk Factors in Item 1A of SPS’ Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Results of Operations

SPS’ net income was approximately $42.8 million for the six months ended June 30, 2015, compared with net income of approximately $46.8 million for the same period in 2014. Higher electric rates in Texas were offset by higher operating and maintenance (O&M) expenses, depreciation, and lower AFUDC, along with the impact of unfavorable weather.

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

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Electric revenues	$847	$941
Electric fuel and purchased power	(489)	(603)
Electric margin	$358	$338

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$(149)
Estimated impact of weather	(7)
Trading	25
Retail rate increases (Texas)	19
Transmission revenue	15
Other, net	3
Total decrease in electric revenues	$(94)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Retail rate increases (Texas)	$19
Transmission revenue, net of costs	8
Fuel recovery	3
Estimated impact of weather	(7)
Fuel handling and procurement	(4)
Other, net	1
Total increase in electric margin	$20

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $9.4 million, or 6.8 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Employee benefits	$3
Plant generation costs	2
Distribution cost increases	1
Other, net	3
Total increase in O&M expenses	$9

Depreciation and Amortization — Depreciation and amortization increased $6.9 million, or 10.5 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $2.3 million, or 8.8 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The increase is primarily due to an increase in property taxes.

Allowance for Funds Used During Construction (AFUDC) — AFUDC decreased $4.7 million for the six months ended June 30, 2015 compared with the same period in 2014. The decrease is primarily due to the decrease of transmission facilities construction.

Interest Charges — Interest charges increased $3.0 million, or 7.8 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $2.3 million for the six months ended June 30, 2015 compared with the same period in 2014. The decrease in income tax expense is primarily due to lower pre-tax earnings, partially offset by decreased permanent plant-related adjustments in 2015. The ETR was 35.8 percent for the six months ended June 30, 2015, compared with 35.9 percent for the same period in 2014.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of SPS' Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of SPS' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Texas Legislation — In June 2015, the Texas Governor signed HB 1535 into law. As a result, SPS may reduce regulatory lag through earlier inclusion of certain capital additions in rate base as well as expediting the implementation of new rates. Key provisions of the bill are as follows:

•	Utilities may include actual and estimated post-test year capital additions up through 30-days before the filing date;

•	A new natural gas generating unit may be included in rate base as long as it is in service before the proposed effective rate date;

•	Rates will go into effect 155 days after filing (previously it was 185 days). If the case is not final by this date, then a utility can go back and surcharge; and

•	Establishes time limits for the PUCT to rule on a new generation plant request for a certificate of convenience and necessity.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the Wholesale Rate complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2015, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Aug. 3, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)