Form 10-Q
period 2015-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2015-11-02
CIK 92521

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 2, 2015
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Operating revenues	$530,752	$552,779	$1,377,566	$1,493,715

Operating expenses
Electric fuel and purchased power	287,476	315,524	776,301	918,874
Operating and maintenance expenses	72,036	66,833	219,760	205,194
Demand side management program expenses	3,726	3,455	10,155	9,368
Depreciation and amortization	35,422	34,207	107,911	99,790
Taxes (other than income taxes)	15,016	13,991	43,472	40,144
Total operating expenses	413,676	434,010	1,157,599	1,273,370

Operating income	117,076	118,769	219,967	220,345

Other income (expense), net	103	66	203	(22)
Allowance for funds used during construction — equity	2,085	3,147	5,578	9,682

Interest charges and financing costs
Interest charges — includes other financing costs of $789, $768, $2,334 and $2,229, respectively	21,779	20,479	63,737	59,405
Allowance for funds used during construction — debt	(1,204)	(1,846)	(3,402)	(5,694)
Total interest charges and financing costs	20,575	18,633	60,335	53,711

Income before income taxes	98,689	103,349	165,413	176,294
Income taxes	36,874	36,412	60,775	62,587
Net income	$61,815	$66,937	$104,638	$113,707

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Net income	$61,815	$66,937	$104,638	$113,707
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $24 and $72 for each of the three and nine months ended Sept. 30, 2015 and 2014, respectively	44	44	129	129
Other comprehensive income	44	44	129	129
Comprehensive income	$61,859	$66,981	$104,767	$113,836

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2015	2014
Operating activities
Net income	$104,638	$113,707
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,629	101,514
Demand side management program amortization	1,255	1,255
Deferred income taxes	35,541	88,008
Amortization of investment tax credits	(255)	(255)
Allowance for equity funds used during construction	(5,578)	(9,682)
Net derivative losses	201	201
Changes in operating assets and liabilities:
Accounts receivable	(24,416)	(10,982)
Accrued unbilled revenues	18,286	(22,164)
Inventories	3,351	(6,257)
Prepayments and other	(14,589)	(672)
Accounts payable	(6,891)	5,777
Net regulatory assets and liabilities	43,980	(11,550)
Other current liabilities	43,949	29,426
Pension and other employee benefit obligations	(9,961)	(2,535)
Change in other noncurrent assets	1,054	2,684
Change in other noncurrent liabilities	1,227	2,204
Net cash provided by operating activities	301,421	280,679

Investing activities
Utility capital/construction expenditures	(428,991)	(412,976)
Allowance for equity funds used during construction	5,578	9,682
Investments in utility money pool arrangement	(9,000)	(94,000)
Repayments from utility money pool arrangement	9,000	91,000
Net cash used in investing activities	(423,413)	(406,294)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	(37,000)	(84,000)
Proceeds from issuance of long-term debt	198,784	148,241
Borrowings under utility money pool arrangement	407,700	433,000
Repayments under utility money pool arrangement	(405,700)	(471,000)
Capital contributions from parent	34,535	160,000
Dividends paid to parent	(76,192)	(60,632)
Net cash provided by financing activities	122,127	125,609

Net change in cash and cash equivalents	135	(6)
Cash and cash equivalents at beginning of period	596	1,011
Cash and cash equivalents at end of period	$731	$1,005

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(58,539)	$(41,604)
Cash (paid) received for income taxes, net	(41,114)	26,539
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$29,815	$19,538

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$731	$596
Accounts receivable, net	95,928	71,626
Accounts receivable from affiliates	2,097	1,983
Accrued unbilled revenues	111,001	129,287
Inventories	39,880	43,231
Regulatory assets	34,467	52,006
Derivative instruments	15,252	23,776
Deferred income taxes	79,368	51,854
Prepayments and other	46,065	31,476
Total current assets	424,789	405,835

Property, plant and equipment, net	4,061,619	3,743,141

Other assets
Regulatory assets	307,811	323,305
Derivative instruments	27,245	33,164
Other	15,977	15,859
Total other assets	351,033	372,328
Total assets	$4,837,441	$4,521,304

Liabilities and Equity
Current liabilities
Short-term debt	$—	$37,000
Borrowings under utility money pool arrangement	18,000	16,000
Accounts payable	153,144	160,762
Accounts payable to affiliates	17,169	19,790
Regulatory liabilities	115,925	87,723
Taxes accrued	35,772	27,208
Accrued interest	29,550	17,057
Dividends payable	24,352	27,828
Derivative instruments	3,565	3,565
Other	96,378	80,211
Total current liabilities	493,855	477,144

Deferred credits and other liabilities
Deferred income taxes	912,343	849,145
Regulatory liabilities	94,799	115,188
Asset retirement obligations	27,061	26,031
Derivative instruments	27,969	30,643
Pension and employee benefit obligations	93,640	103,670
Other	10,179	9,320
Total deferred credits and other liabilities	1,165,991	1,133,997

Commitments and contingencies
Capitalization
Long-term debt	1,550,537	1,349,691
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	1,199,998	1,165,463
Retained earnings	427,920	395,998
Accumulated other comprehensive loss	(860)	(989)
Total common stockholder’s equity	1,627,058	1,560,472
Total liabilities and equity	$4,837,441	$4,521,304

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2015, and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2015 and 2014; and its cash flows for the nine months ended Sept. 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2015 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2015. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. SPS does not expect the implementation of ASU 2015-02 to have a material impact on its financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, SPS does not expect the implementation of ASU 2015-07 to have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$102,408	$77,465
Less allowance for bad debts	(6,480)	(5,839)
	$95,928	$71,626

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$25,595	$24,738
Fuel	14,285	18,493
	$39,880	$43,231

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$5,673,759	$5,376,606
Construction work in progress	338,889	238,519
Total property, plant and equipment	6,012,648	5,615,125
Less accumulated depreciation	(1,951,029)	(1,871,984)
	$4,061,619	$3,743,141

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $13 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. SPS is not expected to accrue any income tax expense related to this adjustment. As of Sept. 30, 2015, the IRS had begun the appeals process; however, the outcome and timing of a resolution are uncertain. The statute of limitations applicable to Xcel Energy’s 2009-2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.6	$1.5
Unrecognized tax benefit — Temporary tax positions	12.7	11.7
Total unrecognized tax benefit	$14.3	$13.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(6.3)	$(4.8)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process and audit progress and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to the financial statements included in SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Texas 2015 Electric Rate Case — In December 2014, SPS filed a retail electric rate case in Texas seeking an overall increase in annual revenue of approximately $64.8 million, or 6.7 percent. The filing was based on a historic test year (HTY) ending June 2014, adjusted for known and measurable changes, a return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.6 billion and an equity ratio of 53.97 percent. In March 2015, SPS revised its requested increase to $58.9 million based on updated information.

SPS is seeking a waiver of the PUCT post-test year adjustment rule which would allow for inclusion of $392 million (SPS total company) additional capital investment for the period July 1, 2014 through Dec. 31, 2014.

In June 2015, SPS filed rebuttal testimony supporting a revised rate increase of approximately $42.1 million, or 4.4 percent.

On Oct. 12, 2015, the administrative law judges (ALJs) issued their Proposal for Decision (PFD) and recommended a rate increase of approximately $1.2 million, based on a ROE of 9.70 percent and an equity ratio of 53.97 percent.

The following table reflects the positions of Alliance of Xcel Municipalities (AXM), the Office of Public Utility Counsel (OPUC), the PUCT Staff (Staff), SPS as well as the estimated recommendation of the ALJs:

				SPS Rebuttal Testimony	ALJs’ PFD (a)
(Millions of Dollars)	AXM	OPUC	Staff
SPS’ revised rate request	$58.9	$58.9	$58.9	$58.9	$42.1
Investment for capital expenditures — post-test year adjustments	(11.3)	(23.8)	(23.8)	—	(16.7)
Lower ROE	(10.9)	(13.5)	(12.1)	—	(6.3)
Rate base adjustments (largely the removal of the prepaid pension asset)	(6.2)	(6.8)	—	—	—
O&M expense adjustments	(13.7)	(11.0)	(7.9)	(1.6)	(5.3)
Depreciation expense	(13.3)	—	—	—	(3.9)
Property taxes	—	(1.2)	(4.4)	(1.8)	(3.7)
Revenue adjustments	(2.2)	(0.2)	—	—	—
Wholesale load reductions	(13.2)	—	(11.1)	—	—
Southwest Power Pool (SPP) transmission expansion plan	—	—	—	(7.3)	(4.2)
Other, net	(1.7)	(0.6)	(2.2)	(1.8)	(0.6)
Total recommendation	$(13.6)	$1.8	$(2.6)	$46.4	$1.4
Adjustment to move rate case expenses to a separate docket	—	—	—	(4.3)	(0.2)
Recommendation, excluding rate case expenses	$(13.6)	$1.8	$(2.6)	$42.1	$1.2

(a) The ALJs’ recommendation reflects proposed adjustments to SPS’ rebuttal testimony, as of Oct. 12, 2015, which supports a $42.1 million rate increase.

SPS subsequently filed a letter notifying the PUCT it had concerns regarding the calculation. On Oct. 28, 2015, the Staff issued a revised calculation reflecting corrections to the PFD. The ALJs’ revised recommended rate increase is $14.4 million.

New rates will be made effective retroactive to June 11, 2015 as established by the PUCT. A PUCT decision is expected in December 2015.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2015 Electric Rate Case — In October 2015, SPS filed an electric rate case with the NMPRC for a net increase in base rates of approximately $24.3 million for the New Mexico retail jurisdiction. The proposed net amount reflects an increase in non-fuel base rates of $45.4 million and a decrease in base fuel revenue of approximately $21.1 million. The decrease in base fuel revenue will be reflected in adjustments collected through the fuel and purchased power adjustment clause. The rate filing is based on a June 30, 2015 HTY adjusted for known and measurable changes, a requested ROE of 10.25 percent, an electric jurisdictional rate base of approximately $734 million and an equity ratio of 53.97 percent.

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	Request
2015 base period deficiency	$19.7
Capital expenditures — post-test year adjustments	12.3
Depreciation, higher rates reflecting changes in depreciable lives, interim retirements and net salvage	3.7
Transmission revenue and expense, including charges paid to SPP for construction of regionally shared transmission projects	2.0
ROE, reflecting an increase from 9.96 percent to 10.25 percent	1.6
Rider revenue adjustments - gross receipts tax	1.3
Other, net	4.8
Requested rate increase	$45.4

A NMPRC decision and implementation of final rates is anticipated in the second half of 2016. In June 2015, the NMPRC dismissed a rate case filing using a future test year based on new precedent. SPS has appealed that decision to the New Mexico Supreme Court.

Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

SPS – Global Settlement Agreement — In August 2015, SPS, Golden Spread Electric Cooperative, Inc. (Golden Spread), four New Mexico Cooperatives, West Texas Municipal Power Agency (WTMPA), Public Service Company of New Mexico (PNM) and Tri-County Electric Cooperative, Inc. (Tri-County) filed a settlement agreement with the FERC that would provide a comprehensive resolution of nine pending matters in dispute between SPS and these wholesale production and transmission customers, including the 2004 FERC Complaint Case, the Wholesale Rate Complaints, the 2015 Formula Rate Change Filing and the Sale of Texas Transmission Assets as discussed below. Key terms of the settlement agreement include:

•
A settlement payment to Golden Spread for $44.9 million and withdrawal of the SPS and the New Mexico Cooperatives’ requests for rehearing of the August 2013 FERC order ruling that SPS is a 3 coincident peak (CP) system;

•
A settlement payment to PNM of $4.2 million and the withdrawal of the PNM request for rehearing of the August 2013 FERC order denying PNM’s challenge to the 2008 FERC ruling regarding SPS’ fuel cost adjustment practices;

•
Withdrawal of the Golden Spread Wholesale Rate Complaints, resulting in no change to the then-effective production and transmission ROEs for the period April 20, 2012 through Oct. 19, 2014, and withdrawal of the SPS appeal of the FERC orders in those proceedings to the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit);

•
A reduction in the SPS transmission ROE to 10.5 percent (including the 50 basis point SPP regional transmission organization membership adder) and the production ROE in the Golden Spread and New Mexico Cooperatives production formula rates to 10.0 percent effective Oct. 20, 2014, and establishment of a limited moratorium that precludes any increase or decrease in these effective ROEs through 2019;

•
Utilization of the 12 CP production cost allocation methodology in the Golden Spread, New Mexico Cooperatives and WTMPA production formula rates and a moratorium precluding all settlement parties from seeking to change from the 12 CP methodology during the remaining term of the Golden Spread production contract (currently scheduled to expire in May 2019);

•
SPS agrees to reduce its production formula rates retroactive to Jan. 1, 2015 to reflect full year implementation of reduced depreciation and certain other costs; the FERC had allowed these reductions to be effective July 1, 2015;

•
SPS agrees to make certain revisions to its transmission formula rate, effective Jan. 1, 2016, to provide for a sharing of the wholesale portion of any gain on a future sale of transmission assets; other parties agree not to challenge the non-sharing of the gain SPS recorded on prior and current transmission asset transactions with Sharyland Distribution and Transmission Services, LLC (Sharyland) and Oncor Electric Delivery Company LLC;

•	SPS agrees not to file with FERC to increase transmission depreciation rate rates effective prior to Jan. 1, 2017; and

•
SPS agrees not to transfer Tri-County from its current stated rate production service agreement to a production formula rate effective prior to Jan. 1, 2017. Tri-County agrees that it will not contest implementation of the formula rate as of that date.

On Oct. 29, 2015, the FERC issued an order approving the settlement agreement. The terms are effective 30 days after issuance. As a result of the settlement, SPS expects to recognize a net gain of approximately $7.9 million in the fourth quarter of 2015. The settlement also resolves the following:

2004 FERC Complaint Case Orders — In August 2013, the FERC issued an order related to a 2004 complaint case brought by Golden Spread, a wholesale cooperative customer, and PNM, a former wholesale customer, and also issued an Order on Initial Decision in a subsequent 2006 production rate case filed by SPS.

The original complaints included two key components: 1) a base rate complaint, including the appropriate demand-related CP cost allocator; and 2) a claim regarding alleged inappropriate fuel cost adjustment practices. The FERC had determined in April 2008 that the demand-related cost allocator and fuel cost adjustment practices utilized by SPS were appropriate.

In the August 2013 Orders, the FERC reversed its prior demand-related cost allocator decision. The FERC stated that it had erred in its initial analysis and concluded that the SPS system was a 3 CP rather than a 12 CP system. The FERC also clarified its previous ruling on fuel cost adjustment practices and reaffirmed that the refunds in question should only apply to firm requirements customers.

In September 2013, SPS, the New Mexico Cooperatives and PNM each filed requests for rehearing of the FERC ruling on the CP allocation and/or refund decision. As of Dec. 31, 2014, SPS had accrued $50.4 million related to the August 2013 Orders and an additional $1.9 million of principal and interest has been accrued during 2015.

Wholesale Rate Complaints — In April 2012, Golden Spread filed a rate complaint alleging that the base ROE included in the SPS production formula rate for Golden Spread of 10.25 percent, and the SPS transmission formula rate ROE of 11.27 percent are unjust and unreasonable, and requested that the base ROEs be reduced to 9.15 percent and 9.65 percent, respectively, effective April 20, 2012.

In July 2013, Golden Spread filed a second complaint, again asking that the base ROE in the SPS production formula rate for Golden Spread and transmission formula rates be reduced to 9.15 percent and 9.65 percent, respectively, effective July 19, 2013. In June 2014, the FERC issued orders consolidating these ROE complaints, setting the complaints for hearing procedures and granting the complainant’s requested refund effective dates. SPS subsequently sought rehearing. In May 2015, FERC denied rehearing. In July 2015, SPS appealed the FERC orders to the D.C. Circuit.

A third ROE rate complaint was filed in October 2014 by Golden Spread, along with the New Mexico Cooperatives and WTMPA, requesting that the ROE in the SPS production formula rates for Golden Spread and the New Mexico Cooperatives and SPS transmission formula rate, be reduced to 8.61 percent and 9.11 percent, respectively, effective Oct. 20, 2014. In January 2015, the FERC issued an order setting the third complaint for hearing procedures and granting the complainants’ requested refund effective date. SPS subsequently sought rehearing. FERC has not acted on the SPS rehearing request.

2015 Formula Rate Change Filing — In January 2015, SPS filed to revise the production formula rates for Golden Spread, the four New Mexico Cooperatives and WTMPA, effective Feb. 1, 2015. The filing proposed several modifications, including a reduction in wholesale depreciation rates and the use of a 12 CP demand-related cost allocator for all wholesale customers. On March 31, 2015, the FERC accepted this filing, effective July 1, 2015, subject to refund and settlement judge or hearing procedures.

Sale of Texas Transmission Assets — In March 2013, SPS reached an agreement to sell certain segments of SPS’ transmission lines and two related substations to Sharyland. In 2013, SPS received all necessary regulatory approvals for the transaction. In December 2013, SPS received $37.1 million and recognized a pre-tax gain of $13.6 million and regulatory liabilities for retail jurisdictional gain sharing of $7.2 million. The gain is reflected in the consolidated statement of income as a reduction to operating and maintenance (O&M) expenses. In December 2014, Golden Spread submitted a preliminary challenge under the SPS transmission formula rate procedures asserting the gain should be shared with wholesale transmission customers. SPS disputed this claim. In October 2015, the FERC denied rehearing on the matter.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Note 5, Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to the financial statements included in SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

Environmental Contingencies

Environmental Requirements

Water
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. SPS is currently reviewing the final rule and cannot predict, at this time, whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. SPS believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. On Oct. 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
Green House Gas (GHG) Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. A final rule was published in October 2015. States must develop implementation plans by September 2016, with the possibility of an extension to September 2018. If a state decides not to submit a plan, the EPA will prepare a federal plan for the state. In addition, the EPA published a proposed model federal plan and will provide a 90-day public comment period on the federal plan once it has been published in the Federal Register. Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which SPS operates. Until SPS has reviewed the final rule and has more information about state implementation plans, SPS cannot predict whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. SPS believes that compliance costs will be recoverable through regulatory mechanisms.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for natural gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The NSPS does not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. The final rule was published in October 2015. SPS does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule was published in October 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The standards do not require installation of CCS technology. Instead, the standard for coal-fired power plants requires a combination of best operating practices and equipment upgrades. The standards for natural gas-fired power plants require emissions standards based on efficient combined cycle technology. These requirements would only apply if SPS were to modify or reconstruct an existing power plant in the future in a way that triggers applicability of this rule.

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

Multiple changes to the SPS system since 2011 will substantially reduce estimated costs of complying with the CSAPR. These include the addition of 700 MW of wind power, the construction of Jones Units 3 and 4, reduced wholesale load, new PPAs, installation of NOx combustion controls on Tolk Units 1 and 2 and completion of certain transmission projects. As a result, SPS estimates compliance with the CSAPR in 2015 will not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, SPS had met the EGU MATS rule through a combination of emission control projects and existing controls. Mercury controls were installed in SPS’ Tolk and Harrington plants for a capital cost of $8 million. In June 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. SPS believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. In December 2014, the EPA proposed to approve the BART portion of the SIP, with the exception that the EPA would substitute CSAPR compliance for Texas’ reliance on CAIR. The EPA has indicated that it expects to issue its final rule in December 2015.

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

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near SPS’ Tolk and Harrington plants.  The Tolk and Harrington Plants utilize low sulfur coal to reduce SO2 emissions. The Texas Commission on Environmental Quality (TCEQ) made recommendations for unclassified and nonattainment areas to the EPA in September 2015. The EPA’s final decision is expected by summer 2016.

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

Revisions to the NAAQS for Ozone — In October 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In areas where SPS operates, current monitored air quality concentrations meet the 70 ppb level in the Texas panhandle. In documents issued with the new standard, the EPA projects this area will meet the new standard. Therefore, SPS does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$100	$100
Amount outstanding at period end	18	16
Average amount outstanding	47	9
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.41%	0.22%
Weighted average interest rate at period end	0.38	0.45

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$400	$400
Amount outstanding at period end	—	37
Average amount outstanding	135	83
Maximum amount outstanding	246	241
Weighted average interest rate, computed on a daily basis	0.45%	0.26%
Weighted average interest rate at period end	N/A	0.47

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2015 and Dec. 31, 2014, there were $10 million and $30 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2015, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$10	$390

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at Sept. 30, 2015 and Dec. 31, 2014.

Long-Term Borrowings

In September 2015, SPS issued $200 million of 3.3 percent first mortgage bonds due June 15, 2024.

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

The following table details the gross notional amounts of commodity FTRs at Sept. 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)	Sept. 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	9,412	6,930

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the three months ended Sept. 30, 2015 and 2014, and $0.2 million for the nine months ended Sept. 30, 2015 and 2014.

During the three and nine months ended Sept. 30, 2015, changes in the fair value of FTRs resulted in pre-tax net losses of $0.7 million and $2.7 million, respectively, recognized as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2014, changes in the fair value of FTRs resulted in pre-tax net losses of $1.2 million and $3.6 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $0.7 million and $2.3 million, respectively, were recognized for the three and nine months ended Sept. 30, 2015, respectively, recorded to electric fuel and purchased power. For the three and nine months ended Sept. 30, 2014, FTR settlement losses of $1.2 million and $0.3 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2015, one of SPS’ nine most significant counterparties for these activities, comprising $2.7 million or 3 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Seven of the nine most significant counterparties, comprising $54.8 million or 53 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.1 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. All nine of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2015:

	Sept. 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$13,594	$13,594	$(6,234)	$7,360
Total current derivative assets	$—	$—	$13,594	$13,594	$(6,234)	7,360
PPAs (a)						7,892
Current derivative instruments						$15,252
Noncurrent derivative assets
PPAs (a)						$27,245
Noncurrent derivative instruments						$27,245
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$6,234	$6,234	$(6,234)	$—
Total current derivative liabilities	$—	$—	$6,234	$6,234	$(6,234)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$27,969
Noncurrent derivative instruments						$27,969

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2015. At Sept. 30, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2015 and 2014:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2015	2014
Balance at July 1	$11,463	$33,942
Purchases	408	4,429
Settlements	(7,409)	(8,346)
Net transactions recorded during the period:
Gains (losses) recognized as regulatory assets and liabilities	2,898	(7,785)
Balance at Sept. 30	$7,360	$22,240

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$15,884	$9,933
Purchases	22,621	43,904
Settlements	(25,810)	(23,001)
Net transactions recorded during the period:
Losses recognized as regulatory assets and liabilities	(5,335)	(8,596)
Balance at Sept. 30	$7,360	$22,240

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of Sept. 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,550,537	$1,713,069	$1,349,691	$1,572,414

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

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$38	$73	$83	$313
Other nonoperating income	—	1	—	1
Insurance policy income (expense)	221	(8)	166	(336)
Other nonoperating expense	(156)	—	(46)	—
Other income (expense), net	$103	$66	$203	$(22)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,752	$2,296	$239	$312
Interest cost	5,046	5,111	436	643
Expected return on plan assets	(7,153)	(6,545)	(635)	(812)
Amortization of prior service cost (credit)	9	14	(101)	(100)
Amortization of net loss (gain)	3,772	3,332	(159)	(80)
Net periodic benefit cost (credit)	4,426	4,208	(220)	(37)
Credits recognized due to the effects of regulation	740	707	—	—
Net benefit cost (credit) recognized for financial reporting	$5,166	$4,915	$(220)	$(37)

	Nine Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8,255	$6,888	$716	$935
Interest cost	15,138	15,333	1,309	1,929
Expected return on plan assets	(21,458)	(19,635)	(1,905)	(2,435)
Amortization of prior service cost (credit)	29	41	(301)	(301)
Amortization of net loss (gain)	11,316	9,995	(479)	(241)
Net periodic benefit cost (credit)	13,280	12,622	(660)	(113)
Credits recognized due to the effects of regulation	2,139	2,122	—	—
Net benefit cost (credit) recognized for financial reporting	$15,419	$14,744	$(660)	$(113)

In January 2015, contributions of $90.0 million were made across four of Xcel Energy's pension plans, of which $11.6 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2015.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015	Three Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at July 1	$(904)	$(1,076)
Losses reclassified from net accumulated other comprehensive loss	44	44
Net current period other comprehensive income	44	44
Accumulated other comprehensive loss at Sept. 30	$(860)	$(1,032)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(989)	$(1,161)
Losses reclassified from net accumulated other comprehensive loss	129	129
Net current period other comprehensive income	129	129
Accumulated other comprehensive loss at Sept. 30	$(860)	$(1,032)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015		Three Months Ended Sept. 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$68	(a)	$68	(a)
Total, pre-tax	68		68
Tax benefit	(24)		(24)
Total amounts reclassified, net of tax	$44		$44

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015		Nine Months Ended Sept. 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$201	(a)	$201	(a)
Total, pre-tax	201		201
Tax benefit	(72)		(72)
Total amounts reclassified, net of tax	$129		$129

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS' Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2014 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $104.6 million for the nine months ended Sept. 30, 2015, compared with net income of approximately $113.7 million for the same period in 2014. Higher electric rates in Texas were offset by higher O&M expenses, and depreciation, and lower allowance for funds used during construction (AFUDC), along with the impact of unfavorable weather.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Electric revenues	$1,378	$1,494
Electric fuel and purchased power	(776)	(919)
Electric margin	$602	$575

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$(188)
Firm wholesale	(15)
Estimated impact of weather	(3)
Transmission revenue	37
Retail rate increases (Texas)	20
Trading	30
Other, net	3
Total decrease in electric revenues	$(116)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Transmission revenue, net of costs	$26
Retail rate increases (Texas)	20
Firm wholesale	(15)
Estimated impact of weather	(3)
Other, net	(1)
Total increase in electric margin	$27

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $14.6 million, or 7.1 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$5
Employee benefits	4
Distribution costs	1
Transmission costs	1
Other, net	4
Total increase in O&M expenses	$15

Depreciation and Amortization — Depreciation and amortization increased $8.1 million, or 8.1 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.3 million, or 8.3 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase is primarily due to an increase in property taxes.

AFUDC — AFUDC decreased $6.4 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The decrease is primarily due to the decrease of transmission facilities construction.

Interest Charges — Interest charges increased $4.3 million, or 7.3 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $1.8 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The decrease in income tax expense is primarily due to lower pre-tax earnings, partially offset by decreased permanent plant-related adjustments in 2015 and tax expense for prior year adjustments in 2015. The ETR was 36.7 percent for the nine months ended Sept. 30, 2015, compared with 35.5 percent for the same period in 2014. The higher ETR was primarily due to the adjustments mentioned above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Chaves County, N.M. Solar Contracts — In March 2015, SPS entered into two purchased energy contracts with NextEra Resources for the purchase of solar generated electricity from two 70 MW projects to be constructed in Chaves County, N.M. The two 25-year contracts were subject to regulatory approval, which the NMPRC granted in October 2015. The purchased energy will be recovered from customers through SPS’ fuel and purchased energy cost recovery mechanisms.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the Wholesale Rate Complaints.

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

Southwestern Public Service Company

Nov. 2, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)