Form 10-K
period 2015-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2016-02-22
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 22, 2016, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2016. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Council
NMPRC	New Mexico Public Regulation Commission
PNM	Public Service Company of New Mexico
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DCRF	Distribution cost recovery factor
DSM	Demand side management
EE	Energy efficiency
EECRF	Energy efficiency cost recovery factor
FPPCAC	Fuel and purchased power cost adjustment clause
PCRF	Power cost recovery factor
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right

GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
HTY	Historic test year
ITC	Investment tax credit
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NOL	Net operating loss
NOx	Nitrogen oxide
NTC	Notifications to construct
O&M	Operating and maintenance
OCI	Other comprehensive income
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
QF	Qualifying facilities
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS is a utility engaged primarily in the generation, purchase, transmission, distribution, and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 31 percent of its total KWh sold in 2015.  SPS provides electric utility service to approximately 389,000 retail customers in Texas and New Mexico.  Approximately 71 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2015.  Although SPS’ large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of SPS’ large commercial and industrial electric sales include the following industries: oil and gas extraction, as well as petroleum and coal products.  For small commercial and industrial customers, significant electric retail sales include the following industries: oil and gas extraction, grocery and dining establishments.  Generally, SPS’ earnings contribute approximately 10 percent to 15 percent of Xcel Energy’s consolidated net income.

SPS’ corporate strategy focuses on four core objectives: improving utility performance; driving operational excellence; improving customer experience; and investing for the future.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT and NMPRC regulate SPS’ retail electric operations and have jurisdiction over its retail rates and services and the construction of transmission or generation in their respective states. The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities. Each municipality can deny SPS’ rate increases. SPS can then appeal municipal rate decisions to the PUCT, which hears all municipal rate denials in one hearing. The NMPRC also has jurisdiction over the issuance of securities. SPS is regulated by the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce. As approved by the FERC, SPS operates within the SPP RTO and SPP IM wholesale market. SPS is authorized to make wholesale electric sales at market-based prices.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — SPS has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	DCRF — The DCRF rider recovers certain distribution costs in Texas that are not included in base rates.

•	EECRF — The EECRF rider recovers costs associated with providing energy efficiency programs in Texas.

•	EE rider — The EE rider recovers costs associated with providing energy efficiency programs in New Mexico.

•	FPPCAC — The FPPCAC adjusts monthly to recover the difference between the actual fuel and purchased power costs and the amount included in base rates of SPS’ New Mexico retail jurisdiction.

•	PCRF — The PCRF rider allows recovery of certain purchased power costs in Texas that are not included in base rates.

•	RPS — The RPS rider recovers deferred costs associated with renewable energy programs in New Mexico.

•	TCRF — The TCRF rider recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges in Texas that are not included in base rates.

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

PUCT regulations require periodic examination of SPS’ fuel and purchased energy costs, the efficient use of fuel and purchased energy, fuel acquisition and management policies and purchased energy commitments. SPS is required to file an application for the PUCT to retrospectively review fuel and purchased energy costs at least every three years. SPS will be required to file its next fuel reconciliation application by December 2016.

Each New Mexico utility operating with a FPPCAC as part of its tariff must file an application for continued use at intervals of no more than four years from the date the FPPCAC is approved or continued by the NMPRC. In October 2015, the NMPRC granted SPS authority to continue using its FPPCAC to collect its fuel and purchase power costs. SPS will be required to file a request for continuation of its FPPCAC by October 2019.

SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased economic energy cost adjustment clause accepted for filing by the FERC.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2016, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2013	2014	2015	2016 Forecast
SPS	5,056	4,871	4,678	4,886

The peak demand for the SPS system typically occurs in the summer. The 2015 system peak demand for SPS occurred on July 28, 2015. The 2015 peak demand was lower due to wetter and cooler summer weather and a reduction in a partial requirements wholesale contractual agreement. The 2016 forecast assumes normal peak day weather.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, power purchases, DSM and new generation options to meet its system capacity requirements.

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

Purchased Transmission Services — SPS has contractual arrangements with SPP and regional transmission service providers, including PSCo, to deliver power and energy to its native load customers.

High Priority Incremental Load Study Report — In April 2014, the SPP Board of Directors approved the High Priority Incremental Load Study Report, a reliability assessment that evaluated the anticipated transmission needs of certain parts of the SPP resulting from expected load growth in the area. As a result of this study, SPS has received NTCs and conditional NTCs for 44 new transmission projects to be placed into service by 2020, some of which are already in service. SPS is developing plans for the remaining projects and submitting CCNs to the PUCT and the NMPRC. The estimated cost for these projects is $203 million. These projects are intended to provide regional reliability benefits as well as the ability to serve the increase in load in southeastern New Mexico.

Potash Junction Substation to Roadrunner Substation 345 KV Transmission Line — In December 2014, the NMPRC issued a CCN for a new 345 KV transmission line from the Potash Junction substation to the Roadrunner substation, both near Carlsbad, N.M. The transmission line is 40 miles long and cost $59.6 million. The line was placed into service in October 2015.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — In June 2015, SPS filed a CCN with the PUCT for the Yoakum County to Texas/New Mexico State line portion of this 345 KV line project and the PUCT is expected to approve this CCN in the first quarter of 2016. This line will connect the TUCO substation near Lubbock, Texas with the Yoakum County substation, continuing on to the Hobbs Plant substation near Hobbs, New Mexico. CCNs for the TUCO to Yoakum County line segment and for the Texas/New Mexico state line to Hobbs Plant segment are planned to be filed in mid-2016. The estimated project cost is $242 million. This line is scheduled to be in service in 2020.

Hobbs Plant Substation to China Draw Substation 345 KV Transmission Line — The Hobbs Plant to China Draw transmission line will connect the Hobbs Plant substation to the China Draw substation near Malaga, N.M. with terminations at a proposed Kiowa substation near Carlsbad, N.M. and at the North Loving substation, near Loving, N.M. SPS plans to file a CCN for this line in New Mexico during spring 2016. The estimated project cost is $139 million. The line is anticipated to be in service in 2018.

SPS Resource Plans — SPS was required to develop and implement a renewable portfolio plan by 2015, in which 15 percent of its energy to serve its New Mexico retail customers is produced by renewable resources.  The requirement was met through PPAs, including wind, solar and distributive generation. In 2020, the renewable resource production requirement increases to 20 percent. In addition, SPS indicated that it was evaluating water supply issues at its Tolk facility and if additional investment is required to operate the plant through its existing life.

Texas Legislation — In June 2015, the Texas Governor signed HB 1535 into law. As a result, SPS may reduce regulatory lag through earlier inclusion of certain capital additions in rate base, as well as expediting the implementation of new rates. Key provisions of the bill are as follows:

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

	Coal		Natural Gas		Weighted Average Owned Fuel Cost
SPS Generating Plants	Cost	Percent	Cost	Percent
2015	$2.12	73%	$3.11	27%	$2.39
2014	2.07	71	4.76	29	2.85
2013	2.14	71	3.97	29	2.68

The cost of natural gas in 2015 decreased due to lower wholesale commodity prices.

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Coal — SPS purchases all of the coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers. The coal supply contract with TUCO expires in December 2016 and 2017 for Harrington and Tolk, respectively. SPS normally maintains approximately 43 days of coal inventory. As of Dec. 31, 2015 and 2014, coal inventories at SPS were approximately 76 and 17 days supply, respectively. At Dec. 31, 2015, milder weather, purchase commitments and resolution of railcar congestion resulted in coal inventories being above optimal levels. TUCO has coal agreements to supply 87 percent of SPS’ estimated coal requirements in 2016, and a declining percentage of the requirements in subsequent years. SPS’ general coal purchasing objective is to contract for approximately 90 percent of requirements for the first year, 60 percent of requirements in year two, and 30 percent of requirements in year three.

Natural gas — SPS uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas for SPS’ power plants is procured under contracts to provide an adequate supply of fuel; which typically is purchased with terms of one year or less. The transportation and storage contracts expire in various years from 2016 to 2033. All of the natural gas supply contracts have variable pricing that is tied to various natural gas indices.

Most transportation contract pricing is based on FERC and Railroad Commission of Texas approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. SPS’ commitments related to gas supply contracts were approximately $10 million and $3 million and commitments related to gas transportation and storage contracts were approximately $192 million and $222 million at Dec. 31, 2015 and 2014, respectively.

SPS has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

SPS’ renewable energy portfolio includes wind and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2015, SPS is in compliance with mandated RPS, which require generation from renewable resources of approximately four percent and 15 percent of Texas and New Mexico electric retail sales, respectively.

•Renewable energy comprised 19.0 percent and 14.7 percent of SPS’ total energy for 2015 and 2014, respectively;
•Wind energy comprised 18.5 percent and 14.0 percent of the total energy for 2015 and 2014, respectively; and
•Solar power comprised approximately 0.5 percent and 0.4 percent of the total energy for 2015 and 2014, respectively.

SPS also offers customer-focused renewable energy initiatives. Windsource® allows customers in New Mexico to purchase a portion or all of their electricity from renewable sources. The number of customers utilizing Windsource decreased to approximately 880 in 2015 from 900 in 2014.

Additionally, to encourage the growth of solar energy on the system in New Mexico, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 144 PV systems with approximately 8.0 MW of aggregate capacity and over 129 PV systems with approximately 7.7 MW of aggregate capacity have been installed in New Mexico under this program as of Dec. 31, 2015 and 2014, respectively.

Wind — SPS acquires its wind energy from independent power producers (IPP) contracts and QF tariffs with wind farm owners, primarily located in the Texas Panhandle area of Texas and New Mexico.  SPS currently has 37 of these agreements in place, with facilities ranging in size from under two MW to 250 MW for a total capacity greater than 1,800 MW.

•
SPS had approximately 1,775 MW and 1,500 MW of wind energy on its system at the end of 2015 and 2014, respectively. In addition to receiving purchased wind energy under these agreements, SPS also typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under the IPP contracts and QF tariffs was approximately $24 and $26 for 2015 and 2014, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution.  Generally, contracts executed in 2015 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the anticipated expiration of the Federal PTCs. In December 2015, the Federal PTCs were extended through 2019 with a phase down beginning in 2017.

Wholesale and Commodity Marketing Operations

SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. SPS uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. See Item 7 for further discussion.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. As part of a global settlement approved by the FERC in October 2015, three ROE complaints against SPS were resolved. FERC is not expected to issue orders in any litigated ROE complaint proceedings until at least mid-2016.

SPS Asset Transfer to XEST — In October 2015, SPS submitted filings to the PUCT, NMPRC and Kansas Corporation Commission (KCC) seeking approval to transfer ownership of SPS’ 345kV transmission assets in Kansas and Oklahoma to XEST at net book value, estimated at approximately $103 million as of Dec. 31, 2015. After the proposed asset transfer, the transmission facilities would remain subject to SPP functional control, with revenue requirements recovered through the SPP Tariff. SPS and XEST also proposed to enter into a transmission operation and maintenance agreement (O&M Agreement) under which SPS would operate and maintain the transferred facilities and be reimbursed for providing those services to XEST at cost.

The KCC is expected to issue a decision within 10 months of the October filing. The hearings in the NMPRC and PUCT proceedings are scheduled for August 2016 and October 2016, respectively, with each decision expected several months later. Requests for FERC approval of the asset transfer and O&M Agreement were submitted in January 2016, and requested FERC action by June 30, 2016. Based on the procedural schedules for the required regulatory approvals, SPS expects the proposed asset transfer to take place no earlier than late 2016 or early 2017.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. Requirements must be applied by SPS to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. SPS is currently in the process of implementing initiatives to meet the compliance deadlines. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In November 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016.  SPS has performed an initial risk assessment and is in the process of developing physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have been engaged in a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014. In June 2014, the FERC set the issues for settlement judge and hearing procedures.

In January 2016, FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provide a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period and $16 million annually prospectively, subject to a true-up. Separate settlement discussions regarding the MISO tariff change to recover SPP charges are ongoing. NSP-Minnesota and NSP-Wisconsin expect to be able to recover any resulting MISO charges in retail rates. In January 2016, SPP filed a proposal regarding distribution of the revenues to SPP members, including SPS. FERC approval is pending. The revenue allocated to SPS is not expected to be material.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2015		2014		2013
Electric sales (Millions of KWh)
Residential	3,536		3,549		3,564
Large commercial and industrial	10,334		10,262		9,893
Small commercial and industrial	4,719		4,741		4,743
Public authorities and other	538		556		568
Total retail	19,127		19,108		18,768
Sales for resale	8,694		8,563		9,200
Total energy sold	27,821		27,671		27,968

Number of customers at end of period
Residential	304,711		302,922		301,169
Large commercial and industrial	221		214		214
Small commercial and industrial	77,238		76,553		75,592
Public authorities and other	6,354		6,323		6,256
Total retail	388,524		386,012		383,231
Wholesale	8		7		30
Total customers	388,532		386,019		383,261

Electric revenues (Thousands of Dollars)
Residential	$347,966		$363,841		$330,487
Large commercial and industrial	445,853		516,648		445,043
Small commercial and industrial	353,450		379,558		351,851
Public authorities and other	42,963		46,916		43,059
Total retail	1,190,232		1,306,963		1,170,440
Wholesale	409,956		493,127		416,793
Other electric revenues	187,030		137,280		119,854
Total electric revenues	$1,787,218		$1,937,370		$1,707,087

KWh sales per retail customer	49,230		49,501		48,973
Revenue per retail customer	$3,063		$3,386		$3,054
Residential revenue per KWh	9.84	¢	10.25	¢	9.27	¢
Large commercial and industrial revenue per KWh	4.31		5.03		4.50
Small commercial and industrial revenue per KWh	7.49		8.01		7.42
Total retail revenue per KWh	6.22		6.84		6.24
Wholesale revenue per KWh	4.72		5.76		4.53

Energy Source Statistics

	Year Ended Dec. 31
	2015		2014		2013
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	12,441	44%	12,770	48%	14,184	49%
Natural Gas	10,514	36	10,068	37	11,235	38
Wind (a)	5,252	19	3,762	14	3,507	12
Other (b)	150	1	180	1	167	1
Total	28,357	100%	26,780	100%	29,093	100%

Owned generation	15,480	57%	16,956	63%	18,814	65%
Purchased generation	11,877	43	9,824	37	10,279	35
Total	27,357	100%	26,780	100%	29,093	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. SPS uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)	Distributed generation from the Solar*Rewards program is not included, and was approximately 13, 10, and 11 million net KWh for 2015, 2014, and 2013, respectively.

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

Competition

SPS is a vertically integrated utility, subject to traditional cost-of-service regulation. However, SPS is subject to different public policies that promote competition and the development of energy markets. SPS’ industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with solar generation (typically rooftop solar) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Several states, including New Mexico, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to SPS’ electric service business.

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. SPS has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. We believe, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2015, SPS had 1,251 full-time employees and one part-time employee, of which 842 were covered under collective-bargaining agreements. See Note 7 to the financial statements for further discussion.

Item 1A — Risk Factors

Like other companies in our industry, Xcel Energy, which includes SPS, is subject to a variety of risks, many of which are beyond our control. Important risks that may adversely affect the business, financial condition and results of operations are further described below. These risks should be carefully considered together with the other information set forth in this report and in future reports that Xcel Energy files with the SEC.

Oversight of Risk and Related Processes

A key accountability of the Board is the oversight of material risk, and our Board employs an effective process for doing so. As outlined below, management and each Board committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board. The presentation and the discussion of the key risks provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The Board approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of the Company. First, the Board as a whole regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the committee with the most applicable expertise. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board for consideration where deemed appropriate to ensure broad Board understanding of the nature of the risk. Finally, the Board conducts an annual strategy session where the Company’s future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2015, these sites included third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2 and other GHGs, particulates, cooling water intakes, water discharges and ash management. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

Climate change can create physical and financial risk. Physical risks from climate change can include changes in weather conditions, changes in precipitation and extreme weather events.

Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load. Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions. Weather conditions outside of our service territory could also have an impact on our revenues. We buy and sell electricity depending upon system needs and market opportunities. Extreme weather conditions creating high energy demand may raise electricity prices, which would increase the cost of energy we provide to our customers.

Severe weather impacts our service territories, primarily when thunderstorms, tornadoes and snow or ice storms occur. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages, whether caused by climate change or otherwise, could adversely affect our operations, principally our fossil generating units. A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy. We may not recover all costs related to mitigating these physical and financial risks.

Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of CO2 emissions under section 111(d) of the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and there is no assurance that regulators would allow full recovery of all remaining costs. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place. However, adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time, or that a rating will not be lowered or withdrawn entirely by a rating agency. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs. Also, we may enter into certain procurement and derivative contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.

We are subject to capital market and interest rate risks.

Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy. Capital market disruption events, and resulting broad financial market distress could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results. Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

We are subject to credit risks.

Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.

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

We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company could trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting). Actual settlements can vary significantly from estimated fair values recorded, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations to our customers at previously anticipated costs. Therefore, a significant disruption could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments could have a negative impact on our cash flows and potentially result in economic losses. Potential market supply shortages may not be fully resolved through alternative supply sources and may cause short-term disruptions in our ability to provide electric services to our customers. The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation including rail shipments of coal, electric generation capacity, transmission, natural gas pipeline capacity, etc.

Our utility operations are subject to long-term planning risks.

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, shifts away from coal generation to decrease carbon dioxide emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. These changes introduce additional uncertainty into long term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. SPS is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. SPS is also investing in renewable and natural gas-fired generation to reduce our carbon dioxide emissions profile. Early plant retirements could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand, and increases in electric rates.

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

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2015, Xcel Energy Inc. and its utility subsidiaries had approximately $12.5 billion of long-term debt and $1.5 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2015, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $12.5 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $41.3 million at Dec. 31, 2015 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2015, 2014 and 2013 we paid $100.5 million, $83.5 million and $69.6 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

The EPA is regulating GHGs from power plants with state plans to achieve the EPA’s goals due by September 2018. Increased public awareness and concern regarding climate change may result in more state, regional and/or federal requirements to reduce or mitigate the effects of GHGs. Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to additional regulation at either the state or federal level in the future. Such regulations could impose substantial costs on our system. International agreements could have an impact to the extent they lead to future federal or state regulations.

The United States continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change (UNFCCC). In December 2015, the 21st Conference of the Parties to the UNFCCC reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. The Paris Agreement could result in future additional GHG reductions in the United States.

We have been, and in the future may be, subject to climate change lawsuits. An adverse outcome in any of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows and financial condition if such costs are not recovered through regulated rates.

The form and stringency of GHG regulation in the power sector has become more clear with the finalization of the Clean Power Plan by the EPA. The legality of the Clean Power Plan is being challenged in the courts. In addition, uncertainties remain regarding implementation plans in our states (and the federal plan imposed by the EPA for states who do not submit approvable plans), including what opportunities are available to reduce costs, whether and what type of emission trading will be available, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

An important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and PM, water intakes, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of up to $1 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. If a serious reliability incident did occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions impact our business.

Our operations are affected by local, national and worldwide economic conditions. Growth in our customer base is correlated with economic conditions. SPS serves a large number of petrochemical extraction and processing businesses in Texas and New Mexico. While the number of customers is growing, sales growth is relatively modest due to depressed oil commodity prices. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which is discussed in the capital market risk section above.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities. Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, such as additional physical plant security and additional security personnel. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection. In addition, we may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation and the transmission systems are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. In addition, such an event would likely receive regulatory scrutiny at both the federal and state level. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

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

Although commodity prices are currently relatively low, if fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows. Low fuel costs could have a positive impact on sales although, low oil prices could negatively impact oil and gas production activities. We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2015 Net Dependable Capability (MW)
Steam:
Harrington-Amarillo, Texas, 3 Units	Coal	1976-1980	1,018
Tolk-Muleshoe, Texas, 2 Units	Coal	1982-1985	1,067
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1957-1965	254
Jones-Lubbock, Texas, 2 Units	Natural Gas	1971-1974	486
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, Texas, 3 Units	Natural Gas	1960-1968	457
Plant X-Earth, Texas, 4 Units	Natural Gas	1952-1964	411
Combustion Turbine:
Carlsbad-Carlsbad, N.M., 1 Unit	Natural Gas	1968	10
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1998	212
Jones-Lubbock, Texas, 2 Units	Natural Gas	2011-2013	338
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1963-1976	61
		Total	4,426

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2015:

Conductor Miles
345 KV	8,108
230 KV	9,302
115 KV	12,427
Less than 115 KV	23,299

SPS had 444 electric utility transmission and distribution substations at Dec. 31, 2015.

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

•
The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent. In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating. SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 53.8 percent at Dec. 31, 2015 and $438 million in retained earnings was not restricted.

See Note 4 to the financial statements for further discussion of SPS’ dividend policy.

The dividends declared during 2015 and 2014 were as follows:

(Thousands of Dollars)	2015	2014
First quarter	$25,339	$18,181
Second quarter	23,025	24,368
Third quarter	24,352	22,866
Fourth quarter	12,538	27,828

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 (including the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $127.3 million for 2015, compared with net income of approximately $129.9 million for 2014. Although Texas electric rates rose as a result of the prior year rate case, this was reduced by the negative impact of the 2015 case. The net increase in electric rates was more than offset by additional depreciation, higher O&M expenses and lower AFUDC.

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

(Millions of Dollars)	2015	2014
Electric revenues	$1,787	$1,937
Electric fuel and purchased power	(1,001)	(1,192)
Electric margin	$786	$745

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Transmission revenue	$63
Trading	21
Retail rate increase, net (Texas)	17
Fuel and purchased power cost recovery	(236)
Firm wholesale	(11)
Estimated impact of weather	(3)
Other, net	(1)
Total decrease in electric revenues	$(150)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Transmission revenue	$41
Retail rate increase, net (Texas)	17
Firm wholesale	(10)
Estimated impact of weather	(3)
Other, net	(4)
Total increase in electric margin	$41

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $12.6 million, or 4.6 percent for 2015 compared with 2014. The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$7
Employee benefits	3
Transmission costs	2
Other, net	1
Total increase in O&M expenses	$13

Depreciation and Amortization — Depreciation and amortization expenses increased $15.3 million, or 11.3 percent for 2015 compared with 2014. The increase is primarily attributable to capital investments. Additionally, reduced depreciation expense associated with a production rate case with the FERC was partially offset by increased depreciation expense as approved in the 2015 Texas Retail Electric rate case. See Note 10 to the financial statements for further discussion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.7 million, or 6.8 percent for 2015 compared with 2014. The increase is primarily due to higher property taxes.

AFUDC, Equity and Debt — AFUDC decreased $7.3 million for 2015 compared with 2014. The decrease was primarily due to the completion of construction transmission facilities.

Interest Charges — Interest charges increased $3.8 million, or 4.8 percent, for 2015 compared with 2014. The increase was primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased $0.2 million for 2015 compared with 2014. The ETR was 37.1 percent for 2015, compared with 36.7 percent for 2014.

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

At Dec. 31, 2015 and 2014, a 100 basis point change in the benchmark rate on SPS’ variable rate debt would impact annual pretax interest expense by approximately $0.2 million and $0.5 million, respectively. See Note 9 to the financial statements for a discussion of SPS’ interest rate derivatives.

Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2015, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $0.5 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $0.5 million. At Dec. 31, 2014, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $0.1 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $0.1 million.

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

Commodity Derivatives — SPS continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2015. SPS also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2015.

Commodity derivative assets and liabilities assigned to Level 3 consist of FTRs. Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $9.0 million and $3.9 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2015.

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

SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2015, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ TERESA S. MADDEN
Ben Fowke	Teresa S. Madden
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 22, 2016	Feb. 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Southwestern Public Service Company

We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2016

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2015	2014	2013

Operating revenues	$1,787,218	$1,937,370	$1,707,087

Operating expenses
Electric fuel and purchased power	1,001,083	1,192,176	1,059,330
Operating and maintenance expenses	289,856	277,217	253,880
Demand side management program expenses	13,365	12,350	12,420
Depreciation and amortization	150,913	135,632	121,907
Taxes (other than income taxes)	57,536	53,871	49,533
Total operating expenses	1,512,753	1,671,246	1,497,070

Operating income	274,465	266,124	210,017

Other (expense) income, net	(6)	(59)	140
Allowance for funds used during construction — equity	7,378	12,118	10,186

Interest charges and financing costs
Interest charges — includes other financing costs of $3,158, $3,038 and $3,031, respectively	84,040	80,218	77,866
Allowance for funds used during construction — debt	(4,491)	(7,089)	(6,461)
Total interest charges and financing costs	79,549	73,129	71,405

Income before income taxes	202,288	205,054	148,938
Income taxes	75,025	75,202	53,761
Net income	$127,263	$129,852	$95,177

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2015	2014	2013
Net income	$127,263	$129,852	$95,177
Other comprehensive (loss) income
Pension and retiree medical benefits:
Net pension and retiree medical benefits losses arising during the period, net of tax of $(260), $0, and $0, respectively	(464)	—	—
Derivative instruments:
Reclassification of losses to net income, net of tax of $97, $96, and $97, respectively	172	172	171
Other comprehensive (loss) income	(292)	172	171
Comprehensive income	$126,971	$130,024	$95,348

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2015	2014	2013
Operating activities
Net income	$127,263	$129,852	$95,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	153,241	137,947	124,069
Demand side management program amortization	1,673	1,673	1,673
Deferred income taxes	62,836	123,517	36,475
Amortization of investment tax credits	(213)	(341)	(341)
Allowance for equity funds used during construction	(7,378)	(12,118)	(10,186)
Provision for bad debts	4,655	4,137	3,437
Gain on sale of transmission assets	—	—	(13,661)
Net derivative losses	268	268	268
Other	(3,827)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,291)	9,045	(36,184)
Accrued unbilled revenues	25,506	(20,080)	(10,315)
Inventories	5,686	(6,093)	(7,443)
Prepayments and other	(24,712)	(11,905)	4,456
Accounts payable	(24,570)	11,428	20,650
Net regulatory assets and liabilities	26,452	(973)	620
Other current liabilities	(30,762)	12,665	51,880
Pension and other employee benefit obligations	(9,405)	(2,246)	(17,968)
Change in other noncurrent assets	2,352	2,836	(2,281)
Change in other noncurrent liabilities	8,974	7,166	(2,689)
Net cash provided by operating activities	314,748	386,778	237,637

Investing activities
Utility capital/construction expenditures	(599,511)	(554,936)	(584,736)
Allowance for equity funds used during construction	7,378	12,118	10,186
Proceeds from sale of transmission assets	—	—	37,118
Investments in utility money pool arrangement	(92,000)	(105,000)	(12,000)
Receipts from utility money pool arrangement	92,000	105,000	12,000
Other	3,136	—	—
Net cash used in investing activities	(588,997)	(542,818)	(537,432)

Financing activities
(Repayment of) proceeds from short-term borrowings, net	(22,000)	(47,000)	75,000
Proceeds from issuance of long-term debt	198,496	148,123	94,626
Borrowings under utility money pool arrangement	579,700	458,000	767,000
Repayments under utility money pool arrangement	(595,700)	(480,000)	(729,000)
Capital contributions from parent	214,535	160,000	162,277
Dividends paid to parent	(100,544)	(83,498)	(69,579)
Net cash provided by financing activities	274,487	155,625	300,324

Net change in cash and cash equivalents	238	(415)	529
Cash and cash equivalents at beginning of year	596	1,011	482
Cash and cash equivalents at end of year	$834	$596	$1,011

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(76,474)	$(70,748)	$(67,209)
Cash (paid) received for income taxes, net	(23,987)	42,679	(16,721)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$44,335	$33,164	$23,305
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2015	2014
Assets
Current assets
Cash and cash equivalents	$834	$596
Accounts receivable, net	71,166	71,626
Accounts receivable from affiliates	1,079	1,983
Accrued unbilled revenues	103,781	129,287
Inventories	37,546	43,231
Regulatory assets	31,541	52,006
Derivative instruments	12,952	23,776
Deferred income taxes	35,686	51,854
Prepaid taxes	35,666	11,273
Prepayments and other	20,520	20,203
Total current assets	350,771	405,835

Property, plant and equipment, net	4,348,823	3,743,141

Other assets
Regulatory assets	301,814	323,305
Derivative instruments	25,272	33,164
Other	15,532	15,859
Total other assets	342,618	372,328
Total assets	$5,042,212	$4,521,304

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200,000	$—
Short-term debt	15,000	37,000
Borrowings under utility money pool arrangement	—	16,000
Accounts payable	146,794	160,762
Accounts payable to affiliates	29,135	19,790
Regulatory liabilities	98,305	87,723
Taxes accrued	33,374	27,208
Accrued interest	17,781	17,057
Dividends payable	12,538	27,828
Derivative instruments	3,565	3,565
Other	35,654	80,211
Total current liabilities	592,146	477,144

Deferred credits and other liabilities
Deferred income taxes	896,430	849,145
Regulatory liabilities	229,584	115,188
Asset retirement obligations	27,233	26,031
Derivative instruments	27,078	30,643
Pension and employee benefit obligations	93,346	103,670
Other	17,841	9,320
Total deferred credits and other liabilities	1,291,512	1,133,997

Commitments and contingencies
Capitalization
Long-term debt	1,350,605	1,349,691
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2015 and 2014, respectively	—	—
Additional paid in capital	1,371,223	1,165,463
Retained earnings	438,007	395,998
Accumulated other comprehensive loss	(1,281)	(989)
Total common stockholder’s equity	1,807,949	1,560,472
Total liabilities and equity	$5,042,212	$4,521,304

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands of dollars, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2012	100	$—	$843,186	$335,101	$(1,332)	$1,176,955
Net income				95,177		95,177
Other comprehensive income					171	171
Common dividends declared to parent				(70,889)		(70,889)
Contribution of capital by parent			162,277			162,277
Balance at Dec. 31, 2013	100	$—	$1,005,463	$359,389	$(1,161)	$1,363,691
Net income				129,852		129,852
Other comprehensive income					172	172
Common dividends declared to parent				(93,243)		(93,243)
Contribution of capital by parent			160,000			160,000
Balance at Dec. 31, 2014	100	$—	$1,165,463	$395,998	$(989)	$1,560,472
Net income				127,263		127,263
Other comprehensive loss					(292)	(292)
Common dividends declared to parent				(85,254)		(85,254)
Contribution of capital by parent			205,760			205,760
Balance at Dec. 31, 2015	100	$—	$1,371,223	$438,007	$(1,281)	$1,807,949

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CAPITALIZATION
(amounts in thousands of dollars, except share data)

	Dec. 31
	2015	2014
Long-Term Debt
First Mortgage Bonds, Series due:
June 15, 2024, 3.3%	$350,000	$150,000
Aug. 15, 2041, 4.5%	400,000	400,000
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	200,000	200,000
Unsecured Senior G Notes, due Dec. 1, 2018, 8.75%	250,000	250,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Unamortized (discount) premium	605	(309)
Total	1,550,605	1,349,691
Less current maturities	200,000	—
Total long-term debt	$1,350,605	$1,349,691

Common Stockholder’s Equity
Common stock — 200 shares authorized of $1.00 par value, 100 shares outstanding at Dec. 31, 2015 and 2014, respectively	$—	$—
Additional paid in capital	1,371,223	1,165,463
Retained earnings	438,007	395,998
Accumulated other comprehensive loss	(1,281)	(989)
Total common stockholder’s equity	$1,807,949	$1,560,472

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

•
Certain credits, which would otherwise be reflected as income or OCI, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.

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

SPS participates in SPP. SPS recognizes sales to both native load and other end use customers on a gross basis. Revenues and charges for short-term wholesale sales of excess energy transacted through SPP are recorded on a gross basis in electric revenues and cost of sales. Other revenues and charges related to participating and transacting in RTOs are recorded on a net basis in cost of sales.

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

SPS records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was 2.6, 2.5 and 2.6 percent for the years ended Dec. 31, 2015, 2014 and 2013, respectively.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize only applies to federal ITCs. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Estimated remediation costs, excluding inflationary increases, are recorded based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If other participating PRPs exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for SPS’ expected share of the cost. Any future costs of restoring sites where operation may be extended are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.

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

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS is currently evaluating the impact of adopting ASU 2014-09 on its financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize fair value measurements using a net asset value methodology in the fair value hierarchy. This guidance will be effective on a retrospective basis, effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, SPS does not expect the implementation of ASU 2015-07 to have a material impact on its financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17), which removes the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, SPS does not expect the implementation of ASU 2015-17 to have a material impact on its financial statements.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS is currently evaluating the impact of adopting ASU 2016-01 on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$77,054	$77,465
Less allowance for bad debts	(5,888)	(5,839)
	$71,166	$71,626

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$24,888	$24,738
Fuel	12,658	18,493
	$37,546	$43,231

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$5,933,764	$5,376,606
Construction work in progress	236,697	238,519
Total property, plant and equipment	6,170,461	5,615,125
Less accumulated depreciation	(1,821,638)	(1,871,984)
	$4,348,823	$3,743,141

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2015
Borrowing limit	$100
Amount outstanding at period end	—
Average amount outstanding	29
Maximum amount outstanding	89
Weighted average interest rate, computed on a daily basis	0.36%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$100	$100	$100
Amount outstanding at period end	—	16	38
Average amount outstanding	21	9	46
Maximum amount outstanding	100	100	100
Weighted average interest rate, computed on a daily basis	0.40%	0.22%	0.29%
Weighted average interest rate at end of period	N/A	0.45	0.25

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2015
Borrowing limit	$400
Amount outstanding at period end	15
Average amount outstanding	4
Maximum amount outstanding	55
Weighted average interest rate, computed on a daily basis	0.45%
Weighted average interest rate at period end	0.60

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$400	$400	$300
Amount outstanding at period end	15	37	84
Average amount outstanding	100	83	32
Maximum amount outstanding	246	241	140
Weighted average interest rate, computed on a daily basis	0.46%	0.26%	0.30%
Weighted average interest rate at end of period	0.60	0.47	0.27

Letters of Credit — SPS may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2015 and 2014, there were $7.0 million and $30.0 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Credit Agreement — SPS has a five-year credit agreement with a syndicate of banks. The total size of the credit facility is $400 million and the credit facility matures in October 2019.

SPS has the right to request an extension of the termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.

Other features of SPS’ credit facility include:

•	The credit facility may be increased by up to $50 million.

•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent. SPS was in compliance as its debt-to-total capitalization ratio was 46 percent and 47 percent at Dec. 31, 2015 and 2014, respectively. If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15 percent of SPS’ total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	SPS was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2015 and 2014.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2015, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$400	$22.0	$378.0

(a)	This credit facility matures in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at Dec. 31, 2015 and 2014.

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

In 2015, SPS issued $200 million of 3.3 percent first mortgage bonds due June 15, 2024. In 2014, SPS issued $150 million of 3.30 percent first mortgage bonds due June 15, 2024.

In 2014, in connection with SPS’ issuance of $150 million of 3.30 percent first mortgage bonds due June 15, 2024, SPS concurrently secured its previously issued Series G Senior Notes due Dec. 1, 2018 equally and ratably with SPS’ first mortgage bonds as required pursuant to the terms of the Series G notes.

Also in 2014, to provide the required collateralization, SPS issued $250 million of collateral 8.75 percent first mortgage bonds due Dec. 1, 2018 to the trustee under its senior unsecured indenture which secured the previously issued Series G Senior Notes, 8.75 percent due Dec. 1, 2018, equally and ratably with SPS’ first mortgage bonds.

During the next five years, SPS has long-term debt maturities of $200 million and $250 million due in 2016 and 2018, respectively.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $12.1 million and $10.9 million, net of amortization, at Dec. 31, 2015 and 2014, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — SPS’ dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent. In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating. SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 53.8 percent at Dec. 31, 2015 and $438 million in retained earnings was not restricted.

5.	Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

6.	Income Taxes

Consolidated Appropriations Act, 2016 - In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

•
Immediate expensing, or “bonus depreciation,” of 50 percent for property placed in service in 2015, 2016, and 2017; 40 percent for property placed in service in 2018; and 30 percent for property placed in service in 2019. Additionally, some longer production period property placed in service in 2020 will be eligible for bonus depreciation;

•
PTCs at 100 percent of the credit rate ($0.023 per KWh) for wind energy projects that begin construction by the end of 2016; 80 percent of the credit rate for projects that begin construction in 2017; 60 percent of the credit rate for projects that begin construction in 2018; and 40 percent of the credit rate for projects that begin construction in 2019. The wind energy PTC was not extended for projects that begin construction after 2019;

•
ITCs at 30 percent for commercial solar projects that begin construction by the end of 2019; 26 percent for projects that begin construction in 2020; 22 percent for projects that begin construction in 2021; and 10 percent for projects thereafter;

•	R&E credit was permanently extended; and

•	Delay of two years (until 2020) of the excise tax on certain employer-provided health insurance plans.

The accounting related to the Act was recorded beginning in the fourth quarter of 2015 because a change in tax law is accounted for beginning in the period of enactment.

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

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. SPS is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals); however, the outcome and timing of a resolution are uncertain. The statute of limitations applicable to Xcel Energy's 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$2.6	$1.5
Unrecognized tax benefit — Temporary tax positions	22.1	11.7
Total unrecognized tax benefit	$24.7	$13.2

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2015	2014	2013
Balance at Jan. 1	$13.2	$4.1	$3.9
Additions based on tax positions related to the current year	4.2	8.6	1.6
Reductions based on tax positions related to the current year	(0.6)	—	—
Additions for tax positions of prior years	9.0	2.3	3.1
Reductions for tax positions of prior years	(1.1)	(0.3)	(0.3)
Settlements with taxing authorities	—	(0.2)	(4.2)
Lapse of applicable statutes of limitations	—	(1.3)	—
Balance at Dec. 31	$24.7	$13.2	$4.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(5.0)	$(4.8)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2015, 2014 and 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2015, 2014 or 2013.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2015	2014
Federal NOL carryforward	$306	$192
Federal tax credit carryforwards	3	2
State NOL carryforwards	79	59
Valuation allowances for state NOL carryforwards	(11)	—

The federal carryforward periods expire between 2021 and 2035. The state carryforward periods expire between 2016 and 2035.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	2.6	3.4	2.0
Change in unrecognized tax benefits	0.5	0.2	0.7
Regulatory differences — utility plant items	(0.8)	(1.6)	(1.1)
Tax credits recognized, net of federal income tax expense	(0.3)	(0.4)	(0.4)
Other, net	0.1	0.1	(0.1)
Effective income tax rate	37.1%	36.7%	36.1%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2015	2014	2013
Current federal tax (benefit) expense	$(1,327)	$(57,201)	$14,947
Current state tax expense	2,448	2,512	2,943
Current change in unrecognized tax expense (benefit)	11,281	6,715	(263)
Deferred federal tax expense	67,640	121,882	33,489
Deferred state tax expense	5,399	8,025	1,754
Deferred change in unrecognized tax (benefits) expense	(10,203)	(6,390)	1,232
Deferred investment tax credits	(213)	(341)	(341)
Total income tax expense	$75,025	$75,202	$53,761

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2015	2014	2013
Deferred tax expense excluding items below	$63,453	$124,875	$38,333
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(780)	(1,262)	(1,761)
Tax expense allocated to other comprehensive income	163	(96)	(97)
Deferred tax expense	$62,836	$123,517	$36,475

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2015	2014
Deferred tax liabilities:
Differences between book and tax bases of property	$945,142	$842,847
Employee benefits	50,097	50,696
Other	19,593	28,591
Total deferred tax liabilities	$1,014,832	$922,134
Deferred tax assets:
NOL carryforward	$112,060	$71,956
Rate refund	1,395	18,405
Unbilled revenue - fuel costs	10,808	10,866
Regulatory liabilities	10,480	10,794
Deferred fuel costs	12,319	6,006
Other	7,026	6,816
Total deferred tax assets	$154,088	$124,843
Net deferred tax liability	$860,744	$797,291

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

Xcel Energy, which includes SPS, offers various benefit plans to its employees. Approximately 67 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2015, SPS had 842 bargaining employees covered under a collective-bargaining agreement, which expired in October 2014. While collective bargaining is ongoing, the terms and conditions of the expired agreement are automatically extended until the parties reach an agreement or a decision is rendered by an arbitrator.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. Preferred stock is valued using recent trades and quoted prices of similar securities. The fair values for commingled funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on the plan’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2015 and 2014 were $41.8 million and $46.5 million, respectively, of which $2.6 million and $3.1 million were attributable to SPS. In 2015 and 2014, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $9.5 million and $4.7 million, respectively, of which $0.3 million and $0.2 million were attributable to SPS. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

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

•	Investment returns in 2015 were below the assumed levels of 7.22 percent;

•	Investment returns in 2014 were above the assumed level of 6.90 percent;

•	Investment returns in 2013 were below the assumed level of 6.49 percent; and

•	In 2016, SPS’ expected investment-return assumption is 6.78 percent.

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

The following table presents the target pension asset allocations for SPS at Dec. 31 for the upcoming year:

	2015	2014
Domestic and international equity securities	36%	39%
Long-duration fixed income and interest rate swap securities	31	23
Short-to-intermediate fixed income securities	12	14
Alternative investments	19	22
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, SPS’ pension plan assets that are measured at fair value as of Dec. 31, 2015 and 2014:

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$22,999	$—	$—	$22,999
Derivatives	—	553	—	553
Government securities	—	37,495	—	37,495
Corporate bonds	—	33,452	—	33,452
Asset-backed securities	—	323	—	323
Common stock	13,492	—	—	13,492
Private equity investments	—	—	19,114	19,114
Commingled funds	—	245,717	—	245,717
Real estate	—	—	7,712	7,712
Other	—	(1,944)	—	(1,944)
Total	$36,491	$315,596	$26,826	$378,913

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,181	$—	$—	$17,181
Derivatives	—	748	—	748
Government securities	—	68,058	—	68,058
Corporate bonds	—	46,531	—	46,531
Asset-backed securities	—	494	—	494
Mortgage-backed securities	—	1,451	—	1,451
Common stock	13,439	—	—	13,439
Private equity investments	—	—	18,331	18,331
Commingled funds	—	233,232	—	233,232
Real estate	—	—	6,689	6,689
Securities lending collateral obligation and other	—	(3,885)	—	(3,885)
Total	$30,620	$346,629	$25,020	$402,269

The following tables present the changes in SPS’ Level 3 pension plan assets for the years ended Dec. 31, 2015, 2014 and 2013:

(Thousands of Dollars)	Jan. 1, 2015	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2015
Private equity investments	$18,331	$4,248	$(1,541)	$(1,924)	$—	$19,114
Real estate	6,689	1,071	(447)	399	—	7,712
Total	$25,020	$5,319	$(1,988)	$(1,525)	$—	$26,826

(Thousands of Dollars)	Jan. 1, 2014	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2014
Private equity investments	$18,222	$3,101	$(1,894)	$(1,098)	$—	$18,331
Real estate	5,755	431	(219)	722	—	6,689
Total	$23,977	$3,532	$(2,113)	$(376)	$—	$25,020

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$1,755	$—	$—	$—	$(1,755)	$—
Mortgage-backed securities	4,331	—	—	—	(4,331)	—
Private equity investments	17,049	2,630	(1,055)	(402)	—	18,222
Real estate	6,969	(322)	1,475	1,128	(3,495)	5,755
Total	$30,104	$2,308	$420	$726	$(9,581)	$23,977

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2015	2014
Accumulated Benefit Obligation at Dec. 31	$429,726	$458,793

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$500,690	$434,307
Service cost	11,006	9,184
Interest cost	20,184	20,444
Actuarial (gain) loss	(35,154)	63,209
Transfer to other plan	(2,843)	(1,939)
Benefit payments	(26,489)	(24,515)
Obligation at Dec. 31	$467,394	$500,690

(Thousands of Dollars)	2015	2014
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$402,269	$393,393
Actual (loss) return on plan assets	(6,013)	30,159
Employer contributions	11,651	4,869
Transfer (to) from other plan	(2,505)	(1,637)
Benefit payments	(26,489)	(24,515)
Fair value of plan assets at Dec. 31	$378,913	$402,269

(Thousands of Dollars)	2015	2014
Funded Status of Plans at Dec. 31:
Funded status (a)	$(88,481)	$(98,421)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheets.

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$236,107	$252,063
Prior service cost	—	39
Total	$236,107	$252,102

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$13,690	$14,437
Noncurrent regulatory assets	222,417	237,665
Total	$236,107	$252,102

Measurement date	Dec. 31, 2015	Dec. 31, 2014

	2015	2014
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.66%	4.11%
Expected average long-term increase in compensation level	4.00	3.75
Mortality table	RP 2014	RP 2014

Mortality — In 2014, the Society of Actuaries published a new mortality table and projection scale that increased the overall life expectancy of males and females. SPS has reviewed its own population through a credibility analysis and adopted the RP 2014 table, with modifications, based on its population and specific experience. During 2015, a new projection table was released (MP 2015). SPS evaluated the updated projection table and concluded that the methodology adopted at Dec. 31, 2014 is consistent with the recently updated table and continues to be representative of its population.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2013 through 2016 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$125.0 million in January 2016, of which $18.0 million was attributable to SPS;

•	$90.1 million in 2015, of which $11.7 million was attributable to SPS

•	$130.6 million in 2014, of which $4.9 million was attributable to SPS; and

•	$192.4 million in 2013, of which $22.0 million was attributable to SPS.

For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

Plan Amendments — In 2015 and 2014, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of SPS’ net periodic pension cost were:

(Thousands of Dollars)	2015	2014	2013
Service cost	$11,006	$9,184	$9,615
Interest cost	20,184	20,444	17,908
Expected return on plan assets	(28,610)	(26,179)	(23,970)
Amortization of prior service cost	39	54	870
Amortization of net loss	15,087	13,326	17,148
Net periodic pension cost	17,706	16,829	21,571
Credits (costs) not recognized due to effects of regulation	2,597	3,170	(1,269)
Net benefit cost recognized for financial reporting	$20,303	$19,999	$20,302

	2015	2014	2013
Significant Assumptions Used to Measure Costs:
Discount rate	4.11%	4.75%	4.00%
Expected average long-term increase in compensation level	3.75	3.75	3.75
Expected average long-term rate of return on assets	7.22	6.90	6.49

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to SPS were $4.8 million, $4.1 million and $4.9 million in 2015, 2014 and 2013, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2016 pension cost calculations is 6.78 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including SPS, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for SPS was approximately $2.6 million in 2015 and 2014, and $2.4 million in 2013.

Postretirement Health Care Benefits

Xcel Energy, which includes SPS, has a contributory health and welfare benefit plan that provides health care and death benefits to certain retirees. Xcel Energy discontinued contributing toward health care benefits for SPS nonbargaining employees retiring after June 30, 2003. Employees of NCE who retired in 2002 continue to receive employer-subsidized health care benefits. Nonbargaining employees of the former NCE who retired after 1998, bargaining employees of the former NCE who retired after 1999 and nonbargaining employees of NCE who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and SPS at Dec. 31 for the upcoming year:

	2015	2014
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2015 and 2014:

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,873	$—	$—	$1,873
Government securities	—	3,742	—	3,742
Insurance contracts	—	4,501	—	4,501
Corporate bonds	—	6,949	—	6,949
Asset-backed securities	—	2,736	—	2,736
Mortgage-backed securities	—	3,396	—	3,396
Commingled funds	—	19,527	—	19,527
Other	—	(40)	—	(40)
Total	$1,873	$40,811	$—	$42,684

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	$2,513	$—	$—	$2,513
Derivatives	—	18	—	18
Government securities	—	4,639	—	4,639
Insurance contracts	—	4,807	—	4,807
Corporate bonds	—	5,175	—	5,175
Asset-backed securities	—	345	—	345
Mortgage-backed securities	—	1,074	—	1,074
Commingled funds	—	26,960	—	26,960
Other	—	(175)	—	(175)
Total	$2,513	$42,843	$—	$45,356

(a)	Includes restricted cash of $0.1 million at Dec. 31, 2014.

For the years ended Dec. 31, 2015 and 2014, there were no assets transferred in or out of Level 3. The following table presents the changes in SPS’ Level 3 postretirement benefit plan assets for the year ended Dec. 31, 2013:

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2015	2014
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$44,342	$54,982
Service cost	954	1,246
Interest cost	1,745	2,572
Medicare subsidy reimbursements	45	18
Plan participants’ contributions	687	728
Actuarial gain	(3,793)	(11,828)
Benefit payments	(3,116)	(3,376)
Obligation at Dec. 31	$40,864	$44,342

(Thousands of Dollars)	2015	2014
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$45,356	$46,738
Actual (loss) return on plan assets	(421)	1,073
Plan participants’ contributions	687	728
Employer contributions	178	193
Benefit payments	(3,116)	(3,376)
Fair value of plan assets at Dec. 31	$42,684	$45,356

(Thousands of Dollars)	2015	2014
Funded Status of Plans at Dec. 31:
Funded status (a)	$1,820	$1,014

(a)	Amounts are recognized in noncurrent assets and noncurrent liabilities on SPS’ balance sheet as of Dec. 31, 2015 and 2014, respectively.

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit:
Net gain	$(14,870)	$(14,677)
Prior service credit	(3,031)	(3,432)
Total	$(17,901)	$(18,109)

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory liabilities	$(985)	$(892)
Noncurrent regulatory liabilities	(16,916)	(17,217)
Total	$(17,901)	$(18,109)

Measurement date	Dec. 31, 2015	Dec. 31, 2014

	2015	2014
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.65%	4.08%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	6.00%	6.50%

Effective Jan. 1, 2016, the initial medical trend rate was decreased from 6.5 percent to 6.0 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is three years. Xcel Energy Inc. and SPS base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on SPS:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$3,944	$(3,355)
Service and interest components	307	(255)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes SPS, contributed $18.3 million, $17.1 million and $17.6 million during 2015, 2014 and 2013, respectively, of which $0.2 million, $0.2 million and $0.1 million were attributable to SPS. Xcel Energy expects to contribute approximately $12.3 million during 2016, of which amounts attributable to SPS will be zero.

Plan Amendments — In 2015 and 2014, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of SPS’ net periodic postretirement benefit costs were:

(Thousands of Dollars)	2015	2014	2013
Service cost	$954	$1,246	$1,368
Interest cost	1,745	2,572	2,352
Expected return on plan assets	(2,540)	(3,247)	(3,183)
Amortization of prior service credit	(401)	(401)	(484)
Amortization of net gain	(639)	(321)	(6)
Net periodic postretirement benefit (credit) cost	$(881)	$(151)	$47

	2015	2014	2013
Significant Assumptions Used to Measure Costs:
Discount rate	4.08%	4.82%	4.10%
Expected average long-term rate of return on assets	5.80	7.20	7.11

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments — The following table lists SPS’ projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2016	$27,031	$3,418	$24	$3,394
2017	27,341	3,307	25	3,282
2018	28,230	3,155	29	3,126
2019	29,159	3,036	25	3,011
2020	29,777	3,024	25	2,999
2021-2025	156,982	14,657	153	14,504

8.	Other (Expense) Income, Net

Other (expense) income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2015	2014	2013
Interest income	$129	$246	$663
Other nonoperating income	11	183	9
Insurance policy expense	(40)	(488)	(532)
Other nonoperating expense	(106)	—	—
Other (expense) income, net	$(6)	$(59)	$140

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

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as FTRs, purchased from SPP. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

At Dec. 31, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at Dec. 31, 2015 and 2014:

(Amounts in Thousands) (a)	Dec. 31, 2015	Dec. 31, 2014
MWh of electricity	6,192	6,930

(a)	Amounts are not reflective of net positions in the underlying commodities.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2015, three of SPS’ nine most significant counterparties for these activities, comprising $6.6 million or 8 percent of this credit exposure, had an investment grade credit rating from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the nine most significant counterparties, comprising $38.0 million or 46 percent of this credit exposure, were not rated by these agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.2 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included in the statements of common stockholder’s equity and in the statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2015	2014	2013
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(989)	$(1,161)	$(1,332)
After-tax net realized losses on derivative transactions reclassified into earnings	172	172	171
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(817)	$(989)	$(1,161)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.3 million for each of the years ended Dec. 31, 2015, 2014 and 2013.

Changes in the fair value of FTRs resulting in pre-tax net losses of $3.1 million and $3.9 million and pre-tax net gains of $9.9 million for the years ended Dec. 31, 2015, 2014 and 2013, respectively, were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $1.6 million and $8.2 million were recognized for the years ended Dec. 31, 2015 and Dec. 31, 2014, recorded to electric fuel and purchased power. SPS recognized no settlement gains or losses for the year ended Dec. 31, 2013. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2015, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2015:

	Dec. 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$8,980	$8,980	$(3,920)	$5,060
Total current derivative assets	$—	$—	$8,980	$8,980	$(3,920)	5,060
PPAs (a)						7,892
Current derivative instruments						$12,952
Noncurrent derivative assets
PPAs (a)						$25,272
Noncurrent derivative instruments						$25,272
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$3,920	$3,920	$(3,920)	$—
Total current derivative liabilities	$—	$—	$3,920	$3,920	$(3,920)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$27,078
Noncurrent derivative instruments						$27,078

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

(b)
SPS nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2015. At Dec. 31, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2015, 2014 and 2013:

	Year Ended Dec. 31
(Thousands of Dollars)	2015	2014	2013
Balance at Jan. 1	$15,884	$9,933	$—
Purchases	23,425	50,244	9,933
Settlements	(31,703)	(44,283)	—
Net transactions recorded during the period:
Losses recognized as regulatory assets	(2,546)	(10)	—
Balance at Dec. 31	$5,060	$15,884	$9,933

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2015, 2014 and 2013.

Fair Value of Long-Term Debt

As of Dec. 31, 2015 and 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2015		2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,550,605	$1,678,673	$1,349,691	$1,572,414

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2015 and 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PUCT

Texas 2015 Electric Rate Case — In December 2014, SPS filed a retail electric rate case in Texas seeking an overall increase in annual revenue of approximately $64.8 million, or 6.7 percent. The filing was based on a HTY ending June 2014, adjusted for known and measurable changes, a ROE of 10.25 percent, an electric rate base of approximately $1.6 billion and an equity ratio of 53.97 percent.

SPS requested a waiver of the PUCT post-test year adjustment rule which would allow for inclusion of $392 million (SPS total company) additional capital investment for the period July 1, 2014 through Dec. 31, 2014. In June 2015, SPS revised its requested rate increase to $42.1 million.

In December 2015, the PUCT made the following decisions:

•
Disallowed SPS’ proposed adjustment to jurisdictional allocation factors to reflect Golden Spread Electric Cooperative, Inc.’s (Golden Spread’s) wholesale load reductions from 500 MW to 300 MW, effective June 1, 2015;

•	Disallowed incentive compensation;

•	Approved an equity ratio of 51.00 percent instead of the actual 53.97 percent; and

•	A ROE of 9.70 percent.

The following table reflects the ALJs’ position and PUCT’s decision.

	ALJs’ Proposal	PUCT
(Millions of Dollars)	for Decision	Decision
SPS’ revised rate request	$42.1	$42.1
Investment for capital expenditures — post-test year adjustments	(8.9)	(8.9)
Lower ROE	(6.3)	(6.3)
Lower capital structure	—	(3.7)
Annual incentive compensation	(0.2)	(0.3)
O&M expense adjustments	(4.6)	(4.6)
Depreciation expense	(2.7)	(2.7)
Property taxes	(0.9)	(0.9)
Revenue adjustments	(1.1)	(1.6)
Wholesale load reductions	—	(11.5)
SPP transmission expansion plan	(4.2)	(4.2)
Other, net	1.4	(1.2)
Total, gross of rate case expenses	$14.6	$(3.8)
Adjustment to move rate case expenses to a separate docket	(0.2)	(0.2)
Total, net of rate case expenses	$14.4	$(4.0)
New depreciation rates	(11.2)	(11.2)
Earnings impact	$3.2	$(15.2)

In January 2016, SPS filed its motion for rehearing on capital structure, incentive compensation and known and measurable adjustments, including wholesale load reductions and post test-year capital additions. On Feb. 11, 2016, the PUCT orally denied requests for rehearing. SPS plans to file a second motion for rehearing within 20 days of the date of the PUCT’s written order.

SPS – Texas 2016 Electric Rate Case — On Feb. 16, 2016, SPS filed a retail electric, non-fuel rate case in Texas with each of its Texas municipalities and the PUCT requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a HTY ended Sept. 30, 2015, a requested ROE of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent.

As part of its request, SPS included estimated information regarding increases and decreases in SPS’ cost of service, including certain expenses, capital investments, cost of capital and sales for the period of Oct. 1, 2015 through Dec. 31, 2015. Subsequent to the filing, (i.e., 45 days), the estimated information will be updated to reflect actual results.

The following table summarizes the net request:

(Millions of Dollars)	Request
Capital expenditure investments	$38.6
Change in jurisdictional allocation factors	10.9
Changes in ROE and capital structure	11.7
Estimated rate case expenses (a)	4.5
Other, net	6.2
Total	$71.9

(a)	SPS anticipates rate case expenses, for this proceeding, to be separated from the request for consideration in a separate docket.

The final rates established at the end of the case will be made effective retroactive to July 20, 2016 and SPS will be entitled to collect a surcharge for usage from July 20, 2016 through the date SPS implements final rates. A PUCT decision is anticipated in the first quarter of 2017.

Pending Regulatory Proceedings — NMPRC

SPS – New Mexico 2015 Electric Rate Case — In October 2015, SPS filed a New Mexico electric rate case with the NMPRC for a net increase in base rates of approximately $24.3 million. The proposed net amount reflects an increase in non-fuel base rates of $45.4 million and a decrease in base fuel revenue of approximately $21.1 million. The decrease in base fuel revenue will be reflected in adjustments collected through the fuel and purchased power adjustment clause. The rate filing is based on a June 30, 2015 HTY adjusted for known and measurable changes, a requested ROE of 10.25 percent, an electric jurisdictional rate base of approximately $734 million and an equity ratio of 53.97 percent.

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	Request
2015 base period deficiency	$19.7
Capital expenditures — post-test year adjustments	12.3
Depreciation, higher rates reflecting changes in depreciable lives, interim retirements and net salvage	3.7
Transmission revenue and expense, including charges paid to SPP for construction of regionally shared transmission projects	2.0
ROE, reflecting an increase from 9.96 percent to 10.25 percent	1.6
Rider revenue adjustments - gross receipts tax	1.3
Other, net	4.8
Requested rate increase	$45.4

The next steps in the procedural schedule are expected to be as follows:

•	Settlement conference — Feb. 29, 2016;

•	Staff and intervenor direct testimony — April 1, 2016;

•	Rebuttal testimony — April 18, 2016; and

•	Evidentiary hearing begins — April 28, 2016.

A NMPRC decision and implementation of final rates is anticipated in the second half of 2016.

In response to the original 2015 electric rate case previously dismissed, SPS has appealed that decision to the New Mexico Supreme Court. SPS and the NMPRC have filed a joint agreed motion to dismiss the appeal with the New Mexico Supreme Court. The motion provides for the case to be remanded to the NMPRC for entry of an order affirming SPS’ right to use a FTY that begins up to 13 months after SPS files a rate case. SPS will not resume the previously dismissed rate case and will proceed with the October 2015 rate case.

Pending and Recently Concluded Regulatory Proceedings — FERC and Other

SPS – Global Settlement Agreement — In August 2015, SPS, Golden Spread, four New Mexico Cooperatives, West Texas Municipal Power Agency, PNM and Tri-County Electric Cooperative, Inc. filed a settlement agreement with the FERC that would provide a comprehensive resolution of nine pending matters in dispute between SPS and these wholesale production and transmission customers, including the 2013 SPS complaint orders and three pending ROE complaints. In October 2015, the FERC issued an order approving the settlement agreement. As a result of the settlement, SPS issued refunds to Golden Spread and PNM of $49.1 million, but recognized a reversal of previously recorded reductions in revenue of approximately $7.9 million in the fourth quarter of 2015. The settlement provides a ROE for production services of 10.0 percent and transmission services of 10.5 percent, beginning Oct. 20, 2014, and subject to a moratorium on filings for ROE changes, effective prior to Jan. 1, 2020. On Jan. 29, 2016, the FERC approved the SPS compliance filings required by the settlement and FERC order.

Sale of Texas Transmission Assets — In March 2015, SPS reached an agreement to sell certain segments of SPS’ transmission lines to Oncor Electric Delivery Company LLC. In November 2015, the transaction closed with the required regulatory approvals and SPS recognized a $3.9 million pre-tax gain after the impacts of sharing with Texas retail customers.

SPP Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded transmission upgrades may be recovered, in part, from other SPP customers whose transmission service is dependent upon capacity enabled by the upgrades. To date, SPP has not charged its customers any amounts attributable to these upgrades. SPP recently indicated it may attempt to quantify and assess charges beginning in late 2016, including amounts for prior periods. Due to the limited information available and lack of historical precedent, the potential loss, if any, is not currently estimable. No accrual has been recorded for this matter.

11.	Commitments and Contingencies

Commitments

Capital Commitments — SPS has made commitments in connection with a portion of its projected capital expenditures. SPS’ capital commitments primarily relate to transmission project plans.

Transmission NTC — SPS has accepted NTCs for several hundred miles of transmission line and related substation projects based on needs identified through SPP’s various planning processes, including those associated with economics, reliability, generator interconnection or the load addition processes. Most significant are the 345 KV transmission line from TUCO to Yoakum County to Hobbs Plant and the Hobbs Plant to China Draw 345 KV transmission line.

Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2016 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for SPS under these contracts as of Dec. 31, 2015, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2016	$242.0	$9.6	$31.5
2017	108.2	—	22.7
2018	—	—	20.8
2019	—	—	21.5
2020	—	—	21.5
Thereafter	—	—	74.4
Total	$350.2	$9.6	$192.4

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation needs. SPS’ risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass-through of most fuel, storage and transportation costs to customers.

PPAs — SPS has entered into PPAs with other utilities and energy suppliers with expiration dates through 2033 for purchased power to meet system load and energy requirements and meet operating reserve obligations. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on our financial results are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $56.7 million, $52.4 million and $38.4 million in 2015, 2014 and 2013, respectively. At Dec. 31, 2015, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity
2016	$56.8
2017	58.0
2018	57.0
2019	19.4
2020	11.8
Thereafter	42.6
Total	$245.6

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, generating facilities, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $54.5 million, $63.1 million and $64.2 million for 2015, 2014 and 2013, respectively. These expenses included capacity payments for PPAs accounted for as operating leases of $48.6 million, $57.1 million and $59.0 million in 2015, 2014 and 2013, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under operating leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2016	$3.7	$51.5	$55.2
2017	4.5	48.5	53.0
2018	4.7	48.6	53.3
2019	4.7	48.6	53.3
2020	4.5	48.6	53.1
Thereafter	61.7	617.3	679.0

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2033.

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

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. SPS had approximately 827 MW of capacity under long-term PPAs as of Dec. 31, 2015 and 2014, with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2033.

Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk electric generating stations from TUCO under contracts for those facilities that expire in December 2016 and December 2017, respectively. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.

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

Site Remediation — Various federal and state environmental laws impose liability, without regard to the legality of the original conduct, where hazardous substances or other regulated materials have been released to the environment. SPS may sometimes pay all or a portion of the cost to remediate sites where past activities of SPS or other parties have caused environmental contamination. Environmental contingencies could arise from various situations, including sites of former manufactured gas plants operated by SPS, its predecessors, or other entities; and third-party sites, such as landfills, for which SPS is alleged to be a PRP that sent wastes to that site.

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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. SPS has reviewed the final rule and does not anticipate costs of compliance will have a material impact on the results of operations, financial position or cash flows.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
GHG Emission Standard for Existing Sources (CPP) — In October 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  States must develop implementation plans by September 2016, with the possibility of an extension to September 2018, or the EPA will prepare a federal plan for the state.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP is currently being challenged by multiple parties in the D.C. Circuit.  In January 2016, the D.C. Circuit denied requests to stay the effectiveness of the rule as well as ordered expedited review of the CPP, with briefings to be completed and oral arguments held by June 2016.  Following the D.C. Circuit's denial of motions for stay, multiple parties filed requests for stay with the U.S. Supreme Court. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. The stay will remain in effect until, first, the D.C. Circuit and then the U.S. Supreme Court have ruled on the challenges to the CPP.

SPS has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which SPS operates.  If state plans do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Until SPS has more information about SIPs or knows the requirements of the EPA’s upcoming final rule on federal plans for the states that do not develop related plans, SPS cannot predict the costs of compliance with the final rule once it takes effect.  SPS believes compliance costs will be recoverable through regulatory mechanisms.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Texas, using an emissions trading program. CSAPR compliance in 2015 did not and 2016 is not expected to have a material impact on the results of operations, financial position or cash flows.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone NAAQS and the 1997 and 2006 particulate NAAQS. As the EPA revises the NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. If adopted as proposed, the ozone season emission budget for NOx in Texas would be reduced by approximately 14 percent, which may lead to increased cost to purchase emission allowances.

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

Harrington Units 1 and 2 are potentially subject to BART. Texas developed a SIP that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In May 2012, the EPA deferred its review of the SIP in its final rule allowing states to find that CSAPR compliance meets BART requirements for EGUs. In December 2014, the EPA proposed to approve the BART portion of the SIP, with the exception that the EPA would substitute CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets in relation to the 2012 particle NAAQS.

In May 2014, the EPA issued a request for information under the CAA related to SO2 control equipment at Tolk Units 1 and 2. In December 2014, the EPA proposed to disapprove the reasonable progress portions of the SIP and instead adopt a FIP. The EPA proposed to require dry scrubbers on both Tolk units to reduce SO2 emissions to help achieve reasonable progress goals for Texas and Oklahoma national parks and wilderness areas. In January 2016, the EPA adopted a final rule establishing a FIP for the state of Texas. As part of this final rule, the EPA imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. SPS plans to appeal the EPA’s decision. SPS believes these costs would be recoverable through regulatory mechanisms if required, and therefore does not expect a material impact on results of operations, financial position or cash flows.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where Xcel Energy operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

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

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric steam production, electric distribution and transmission, and general property. The electric production obligations include asbestos, ash-containment facilities, storage tanks and control panels. The asbestos recognition associated with electric production includes certain specific plants. AROs also have been recorded for steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills.

An ARO was recognized for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, lithium batteries, mercury and street lighting lamps. The electric general AROs include small obligations related to storage tanks, radiation sources and office buildings.

In April 2015, the EPA published the final rule regulating the management and disposal of coal combustion byproducts (e.g., coal ash) as a nonhazardous waste to the Federal Register. The rule became effective in October 2015. No cash flow revisions were necessary, as a result of the final rule, as of Dec. 31, 2015.

A reconciliation of SPS’ AROs for the years ended Dec. 31, 2015 and 2014 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2015	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2015 (a)
Electric plant
Steam production asbestos	$16,957	$1,024	$—	$17,981
Steam production ash containment	1,609	85	(181)	1,513
Electric distribution	6,327	232	—	6,559
Other	1,138	42	—	1,180
Total liability	$26,031	$1,383	$(181)	$27,233

(a)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2015.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2014	Liabilities Recognized	Accretion	Cash Flow Revisions (a)	Ending Balance Dec. 31, 2014 (b)
Electric plant
Steam production asbestos	$11,608	$—	$795	$4,554	$16,957
Steam production ash containment	809	—	51	749	1,609
Electric distribution	6,104	—	223	—	6,327
Other	854	136	31	117	1,138
Total liability	$19,375	$136	$1,100	$5,420	$26,031

(a)
In 2014, revisions were made to various AROs due to revised estimated cash flows and the timing of those cash flows. Changes in the asbestos AROs were related to updated costs from the 2014 dismantling study.

(b)	There were no ARO liabilities settled during the year ended Dec. 31, 2014.

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2015. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — SPS records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2015 and 2014 were $204 million and $68 million, respectively.

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

The components of regulatory assets shown on the balance sheets of SPS at Dec. 31, 2015 and 2014 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2015		Dec. 31, 2014
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$15,632	$223,122	$17,256	$240,980
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	39,368	—	36,878
Net AROs (b)	11	Plant lives	—	23,014	—	21,689
Conservation programs (c)	1	One to three years	5,137	3,859	3,451	5,020
Renewable resources and environmental initiatives	11	One to two years	3,740	2,019	6,726	5,124
Losses on reacquired debt	4	Term of related debt	850	1,743	1,104	2,594
Deferred income tax adjustment	1, 6	Typically plant lives	—	170	—	302
Recoverable electric energy costs	1	Less than one year	12	—	513	—
Texas Surcharge	10	Less than one year	—	—	15,388	—
Other		Various	6,170	8,519	7,568	10,718
Total regulatory assets			$31,541	$301,814	$52,006	$323,305

(a)	Includes the non-qualified pension plan.

(b)	Includes amounts recorded for future recovery of AROs.

(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the balance sheets of SPS at Dec. 31, 2015 and 2014 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2015		Dec. 31, 2014
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$—	$203,954	$—	$68,106
Revenue subject to refund	10	One to two years	20,647	1,080	7,527	19,518
Renewable resources and environmental initiatives	11	One to two years	2,960	880	1,120	765
Gain from asset sales	10	Various	2,640	2,584	2,577	4,468
Deferred electric energy costs	1	Less than one year	61,041	—	53,971	—
Contract valuation adjustments (a)	1, 9	Term of related contract	9,387	—	20,211	2,521
Conservation programs (b)	1	Less than one year	645	—	1,425	—
Other		Various	985	21,086	892	19,810
Total regulatory liabilities (c)			$98,305	$229,584	$87,723	$115,188

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements.

(b)	Includes costs for conservation programs as well as incentives allowed in certain jurisdictions.

(c)	Revenue subject to refund of $3.9 million and $51.2 million for 2015 and 2014, respectively, is included in other current liabilities.

At Dec. 31, 2015 and 2014, approximately $25 million and $53 million of SPS’ regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2015 and 2014 were as follows:

	Year Ended Dec. 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(989)	$—	$(989)
Other comprehensive loss before reclassifications	—	(464)	(464)
Losses reclassified from net accumulated other comprehensive loss	172	—	172
Net current period other comprehensive income (loss)	172	(464)	(292)
Accumulated other comprehensive loss at Dec. 31	$(817)	$(464)	$(1,281)

Year Ended Dec. 31, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(1,161)
Losses reclassified from net accumulated other comprehensive loss	172
Net current period other comprehensive income	172
Accumulated other comprehensive loss at Dec. 31	$(989)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2015		Year Ended Dec. 31, 2014
Losses on cash flow hedges:
Interest rate derivatives	$269	(a)	$268	(a)
Total, pre-tax	269		268
Tax benefit	(97)		(96)
Total amounts reclassified, net of tax	$172		$172

(a)	Included in interest charges.

14.	Related Party Transactions

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

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2015	2014	2013
Operating revenues:
Electric	$—	$23	$1,331
Operating expenses:
Purchased power	8,632	9,614	8,136
Other operating expenses — paid to Xcel Energy Services Inc.	197,134	145,917	127,669
Interest expense	156	73	178
Interest income	6	3	—

Accounts receivable and payable with affiliates at Dec. 31 were:

	2015		2014
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$1,066	$—	$1,983	$—
NSP-Wisconsin	—	71	—	31
PSCo	—	414	—	5,803
Other subsidiaries of Xcel Energy Inc.	13	28,650	—	13,956
	$1,079	$29,135	$1,983	$19,790

15.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$423,829	$422,985	$530,752	$409,652
Operating income	49,759	53,132	117,076	54,498
Net income	20,247	22,576	61,815	22,625

	Quarter Ended
(Thousands of Dollars)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Operating revenues	$448,400	$492,536	$552,779	$443,655
Operating income	42,576	59,000	118,769	45,779
Net income	18,735	28,035	66,937	16,145

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

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2015, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

Effective January 2016, SPS implemented the general ledger modules of a new enterprise resource planning (“ERP”) system to improve certain financial and related transaction processes. During 2016 and 2017, SPS will continue implementing additional modules and expects to begin conversion of existing work management system to this same ERP system. In connection with this ongoing implementation, SPS is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. SPS does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders,

which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm –
Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2016. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2015.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For the three years ended Dec. 31, 2015, 2014 and 2013.
Statements of Comprehensive Income — For the three years ended Dec. 31, 2015, 2014 and 2013.
Statements of Cash Flows — For the three years ended Dec. 31, 2015, 2014 and 2013.
Balance Sheets — As of Dec. 31, 2015 and 2014.
Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2015, 2014 and 2013.
Statements of Capitalization — As of Dec. 31, 2015 and 2014.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2015, 2014 and 2013.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-Laws of SPS as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03789)).
4.01*	Indenture dated Feb. 1, 1999 between SPS and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
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

10.28*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

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

10.31*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.32*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.33*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.34*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.35*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

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

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2015, 2014 AND 2013
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2015	$5,839	$4,655	$1,036	$5,642	$5,888
2014	5,475	4,137	1,089	4,862	5,839
2013	4,722	3,437	1,076	3,760	5,475

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 22, 2016	/s/ TERESA S. MADDEN
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