Form 10-Q
period 2016-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2016-05-13
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating revenues	$390,839	$423,829

Operating expenses
Electric fuel and purchased power	213,403	245,799
Operating and maintenance expenses	64,123	73,897
Demand side management program expenses	3,377	3,669
Depreciation and amortization	40,331	35,739
Taxes (other than income taxes)	16,036	14,966
Total operating expenses	337,270	374,070

Operating income	53,569	49,759

Other income (expense), net	34	(56)
Allowance for funds used during construction — equity	2,337	1,705

Interest charges and financing costs
Interest charges — includes other financing costs of $820 and $774, respectively	21,932	20,884
Allowance for funds used during construction — debt	(1,327)	(1,061)
Total interest charges and financing costs	20,605	19,823

Income before income taxes	35,335	31,585
Income taxes	12,812	11,338
Net income	$22,523	$20,247

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Net income	$22,523	$20,247

Other comprehensive income

Pension and retiree medical benefits:
Net pension and retiree medical benefits losses arising during the period, net of tax of $7 and $0, respectively	12	—

Derivative instruments:
Reclassification of losses to net income, net of tax of $25 and $24, respectively	42	42
Other comprehensive income	54	42
Comprehensive income	$22,577	$20,289

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating activities
Net income	$22,523	$20,247
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,660	36,310
Demand side management program amortization	418	418
Deferred income taxes	25,751	3,617
Amortization of investment tax credits	(53)	(85)
Allowance for equity funds used during construction	(2,337)	(1,705)
Net derivative losses	67	66
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	(12,719)
Accrued unbilled revenues	1,352	26,906
Inventories	6,275	11,482
Prepayments and other	(12,428)	(12,485)
Accounts payable	(8,684)	(21,160)
Net regulatory assets and liabilities	8,361	29,566
Other current liabilities	2,289	12,521
Pension and other employee benefit obligations	(17,201)	(10,954)
Change in other noncurrent assets	(653)	301
Change in other noncurrent liabilities	427	378
Net cash provided by operating activities	64,352	82,704

Investing activities
Utility capital/construction expenditures	(135,720)	(126,622)
Allowance for equity funds used during construction	2,337	1,705
Investments in utility money pool arrangement	—	(9,000)
Repayments from utility money pool arrangement	—	9,000
Net cash used in investing activities	(133,383)	(124,917)

Financing activities
Proceeds from short-term borrowings, net	65,000	86,000
Borrowings under utility money pool arrangement	168,000	41,000
Repayments under utility money pool arrangement	(168,000)	(57,000)
Capital contributions from parent	16,225	—
Dividends paid to parent	(12,538)	(27,828)
Net cash provided by financing activities	68,687	42,172

Net change in cash and cash equivalents	(344)	(41)
Cash and cash equivalents at beginning of period	834	596
Cash and cash equivalents at end of period	$490	$555

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(8,017)	$(8,870)
Cash received (paid) for income taxes, net	405	(19,004)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$34,913	$28,426

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$490	$834
Accounts receivable, net	73,460	71,166
Accounts receivable from affiliates	1,200	1,079
Accrued unbilled revenues	102,429	103,781
Inventories	31,271	37,546
Regulatory assets	27,332	31,541
Derivative instruments	8,439	12,952
Deferred income taxes	46,109	35,686
Prepaid taxes	48,253	35,666
Prepayments and other	20,360	20,520
Total current assets	359,343	350,771

Property, plant and equipment, net	4,440,167	4,348,823

Other assets
Regulatory assets	299,862	301,814
Derivative instruments	24,482	25,272
Other	4,101	3,449
Total other assets	328,445	330,535
Total assets	$5,127,955	$5,030,129

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200,000	$200,000
Short-term debt	80,000	15,000
Accounts payable	133,335	146,794
Accounts payable to affiliates	17,992	29,135
Regulatory liabilities	95,436	98,305
Taxes accrued	27,314	33,374
Accrued interest	29,619	17,781
Dividends payable	25,645	12,538
Derivative instruments	3,565	3,565
Other	31,430	35,654
Total current liabilities	644,336	592,146

Deferred credits and other liabilities
Deferred income taxes	931,686	896,430
Regulatory liabilities	235,300	229,584
Asset retirement obligations	27,588	27,233
Derivative instruments	26,187	27,078
Pension and employee benefit obligations	75,997	93,346
Other	18,137	17,841
Total deferred credits and other liabilities	1,314,895	1,291,512

Commitments and contingencies
Capitalization
Long-term debt	1,338,842	1,338,522
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2016 and Dec. 31, 2015, respectively	—	—
Additional paid in capital	1,396,223	1,371,223
Retained earnings	434,886	438,007
Accumulated other comprehensive loss	(1,227)	(1,281)
Total common stockholder’s equity	1,829,882	1,807,949
Total liabilities and equity	$5,127,955	$5,030,129

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2016, and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2016 and 2015; and its cash flows for the three months ended March 31, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2016 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, SPS does not expect the implementation of ASU 2015-17 to have a material impact on its financial statements.

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

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. SPS is currently evaluating the impact of adopting ASU 2016-02 on its financial statements.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. SPS is currently evaluating the impact of adopting ASU 2016-09 on its financial statements.

Recently Adopted

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. SPS implemented the guidance on Jan. 1, 2016, and the implementation did not have a significant impact on its financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. SPS implemented the new guidance as required on Jan. 1, 2016, and as a result, $11.8 million of deferred debt issuance costs are presented as a deduction from the carrying amount of long-term debt on the balance sheet as of March 31, 2016, and $12.1 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a net asset value (NAV) methodology in the fair value hierarchy. SPS implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$79,336	$77,054
Less allowance for bad debts	(5,876)	(5,888)
	$73,460	$71,166

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$24,847	$24,888
Fuel	6,424	12,658
	$31,271	$37,546

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$5,989,862	$5,933,764
Construction work in progress	305,443	236,697
Total property, plant and equipment	6,295,305	6,170,461
Less accumulated depreciation	(1,855,138)	(1,821,638)
	$4,440,167	$4,348,823

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. SPS is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals); however, the outcome and timing of a resolution are uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of March 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2016, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In February 2016, the state of Texas began an audit of years 2009 and 2010. As of March 31, 2016, the state of Texas had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$2.6	$2.6
Unrecognized tax benefit — Temporary tax positions	21.7	22.1
Total unrecognized tax benefit	$24.3	$24.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.0)	$(5.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Texas audit progresses, and other state audits resume. As the IRS Appeals, IRS audit, and Texas audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2016 or Dec. 31, 2015.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In December 2015, the PUCT made the following decisions:

•	Disallowed SPS’ proposed adjustment to jurisdictional allocation factors to reflect Golden Spread Electric Cooperative, Inc.’s wholesale load reductions from 500 MW to 300 MW, effective June 1, 2015;

•	Disallowed incentive compensation;

•	Approved an equity ratio of 51.00 percent instead of the actual 53.97 percent; and

•	A ROE of 9.70 percent.

The following table reflects the administrative law judges’ (ALJs’) position and PUCT’s decision:

	ALJs’ Proposal	PUCT
(Millions of Dollars)	for Decision	Decision
SPS’ revised rate request	$42.1	$42.1
Investment for capital expenditures — post-test year adjustments	(8.9)	(8.9)
Lower ROE	(6.3)	(6.3)
Lower capital structure	—	(3.7)
Annual incentive compensation	(0.2)	(0.3)
O&M expense adjustments	(4.6)	(4.6)
Depreciation expense	(2.7)	(2.7)
Property taxes	(0.9)	(0.9)
Revenue adjustments	(1.1)	(1.6)
Wholesale load reductions	—	(11.5)
SPP transmission expansion plan	(4.2)	(4.2)
Other, net	1.4	(1.2)
Total, gross of rate case expenses	$14.6	$(3.8)
Adjustment to move rate case expenses to a separate docket	(0.2)	(0.2)
Total, net of rate case expenses	$14.4	$(4.0)
New depreciation rates	(11.2)	(11.2)
Earnings impact	$3.2	$(15.2)

In January 2016, SPS filed its motion for rehearing on capital structure, incentive compensation and known and measurable adjustments, including wholesale load reductions and post test-year capital additions. In February 2016, the PUCT orally denied requests for rehearing. A second motion for rehearing was filed by SPS in March 2016. The PUCT took no action on the motions for rehearing and, as a result, the motions were overruled by operation of law. In April 2016, SPS filed an appeal of the PUCT’s order on rehearing.

Texas 2016 Electric Rate Case — In February 2016, SPS filed a retail electric, non-fuel rate case in Texas with each of its Texas municipalities and the PUCT requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a HTY ended Sept. 30, 2015, a requested ROE of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent. In April 2016, SPS revised its request to $68.6 million. The modification reflects actual results for the period of Oct. 1, 2015 through Dec. 31, 2015.

The following table summarizes the revised net request:

(Millions of Dollars)	Request
Capital expenditure investments	$38.9
Change in jurisdictional allocation factors	9.8
Changes in ROE and capital structure	11.6
Estimated rate case expenses	4.5
Other, net	3.8
Total	$68.6

Key dates in the procedural schedule are as follows:

•	Intervenor direct testimony — Aug. 16, 2016;

•	PUCT Staff direct testimony — Aug. 23, 2016;

•	PUCT Staff and Intervenors’ cross-rebuttal testimony — Sept. 7, 2016;

•	SPS’ Rebuttal testimony — Sept. 9, 2016; and

•	Hearings — Sept. 27 - Oct. 7, 2016.

The final rates established at the end of the case will be made effective relating back to July 20, 2016. A PUCT decision is expected in the first quarter of 2017.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2015 Electric Rate Case — In October 2015, SPS filed an electric rate case with the NMPRC seeking an increase in non-fuel base rates of $45.4 million. The proposed increase would be offset by a decrease in base fuel revenue of approximately $21.1 million. The decrease in base fuel revenue will be reflected in adjustments collected through the fuel and purchased power cost adjustment clause (FPPCAC). The rate filing is based on a June 30, 2015 HTY adjusted for known and measurable changes, a requested ROE of 10.25 percent, an electric jurisdictional rate base of approximately $734 million and an equity ratio of 53.97 percent.

On May 2, 2016, SPS, the NMPRC Staff and all other parties filed a unanimous black-box stipulation that resolves all issues in the case. Under the stipulation, SPS will implement a non-fuel base rate increase of $23.5 million and a decrease in base fuel revenue of approximately $21.1 million. The decrease in base fuel revenue will be reflected in adjustments collected through the FPPCAC. The stipulation places no restriction on when SPS may file its next base rate case.

The stipulation is subject to approval by the NMPRC. A decision by the NMPRC on the settlement and implementation of final rates is expected by August 2016.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

SPP Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded (or “sponsored”) transmission upgrades may be recovered, in part, from other SPP customers whose transmission service depends on capacity enabled by the sponsored upgrade. The SPP OATT has allowed SPP to collect charges since 2008, but to date SPP has not charged its customers any amounts attributable to these upgrades.

On April 1, 2016, SPP filed a request with the FERC to recover the charges not billed since 2008. The SPP has indicated the investment subject to the retroactive charges could total $720 million, but the SPP filing does not quantify the charges that might be billed to individual SPP transmission customers, including SPS. SPS could also collect revenues as it has constructed a sponsored upgrade. On April 22, 2016, SPS protested the SPP filing, arguing that SPP has failed to establish that it is justified. Due to the limited information available and lack of historical precedent, the potential loss to SPS, if any, is not currently estimable. No accrual has been recorded for this matter.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 827 megawatts (MW) of capacity under long-term PPAs as of March 31, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2033.

Environmental Contingencies

Environmental Requirements

Air

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Texas identified the SPS facilities that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter (PM) emissions under BART and set emissions limits for those facilities.

Texas developed a SIP that finds the Clean Air Interstate Rule (CAIR) equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In December 2014, the EPA proposed to approve the BART portion of the SIP, with the exception that the EPA would substitute Cross-State Air Pollution Rule (CSAPR) compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets in relation to the 2012 particle national ambient air quality standard (NAAQS). In March 2016, the EPA requested information under the Clean Air Act (CAA) related to EGUs at SPS’ plants. SPS replied to the request in April 2016 and identified Harrington Units 1 and 2, Jones Units 1 and 2, Nichols Unit 3 and Plant X Unit 4 as BART-eligible units. These units will be evaluated based on their impact on visibility. Additional emission control equipment under the EPA’s BART guidelines for PM, SO2 and NOx could be required if a unit is determined to “cause or contribute” to visibility impairment. Xcel Energy cannot evaluate the impact of additional emission controls until the EPA concludes their evaluation of BART. The EPA is expected to issue a proposed rule in December 2016.

In December 2014, the EPA proposed to disapprove the reasonable progress portions of the Texas SIP and instead adopt a federal implementation plan (FIP). In January 2016, the EPA adopted a final rule establishing a FIP for the state of Texas. As part of this final rule, the EPA imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. In March 2016, SPS appealed the EPA’s decision and has asked the court to stay the final rule while it is being reviewed by the court. In addition, SPS filed a petition with the EPA requesting reconsideration of the final rule. SPS believes these costs would be recoverable through regulatory mechanisms if required, and therefore does not expect a material impact on results of operations, financial position or cash flows.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where SPS operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near SPS’ Tolk and Harrington plants.  The Tolk and Harrington Plants utilize low sulfur coal to reduce SO2 emissions. In February 2016, the EPA notified the Texas Commission on Environmental Quality (TCEQ) of its preliminary SO2 designations. The EPA has proposed to designate the area near the Tolk plant as meeting the standard and the area near the Harrington plant as “unclassifiable.” If finalized as proposed, the unclassifiable areas will be monitored for three years and final designations will be made by December 2020. The EPA’s final decision is expected by July 2016.

If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due in 18 months, designed to achieve the NAAQS within five years. The TCEQ could require additional SO2 controls on one or more of the units at Tolk and Harrington. SPS cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plans are developed. SPS believes that, should SO2 control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	11	21
Maximum amount outstanding	88	100
Weighted average interest rate, computed on a daily basis	0.71%	0.40%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$400	$400
Amount outstanding at period end	80	15
Average amount outstanding	58	100
Maximum amount outstanding	93	246
Weighted average interest rate, computed on a daily basis	0.65%	0.46%
Weighted average interest rate at period end	0.70	0.60

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2016 and Dec. 31, 2015, there were $7 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2016, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$87	$313

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at March 31, 2016 and Dec. 31, 2015.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted prices.

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

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model - including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3. Monthly settlements for non-trading FTRs are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of SPS, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the financial statements of SPS.

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

At March 31, 2016, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at March 31, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)	March 31, 2016	Dec. 31, 2015
Megawatt hours of electricity	2,691	6,192

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016 and 2015, changes in the fair value of FTRs resulted in pre-tax net gains of $1.3 million and pre-tax net losses of $0.8 million, respectively and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $2.1 million were recognized for the three months ended March 31, 2016, recorded to electric fuel and purchased power. For the three months ended March 31, 2015, FTR settlement losses of $0.1 million were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At March 31, 2016, seven of the most significant counterparties, comprising $43.3 million or 53 percent of this credit exposure, were not rated by Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. All seven of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	March 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$3,118	$3,118	$(1,388)	$1,730
Total current derivative assets	$—	$—	$3,118	$3,118	$(1,388)	1,730
PPAs (a)						6,709
Current derivative instruments						$8,439
Noncurrent derivative assets
PPAs (a)						$24,482
Noncurrent derivative instruments						$24,482
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$1,388	$1,388	$(1,388)	$—
Total current derivative liabilities	$—	$—	$1,388	$1,388	$(1,388)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$26,187
Noncurrent derivative instruments						$26,187

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2016. At March 31, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
(Thousands of Dollars)	2016	2015
Balance at Jan. 1	$5,060	$15,884
Purchases	1,843	4,928
Settlements	(13,219)	(8,379)
Net transactions recorded during the period:
Gains (losses) recognized as regulatory assets and liabilities	8,046	(5,976)
Balance at March 31	$1,730	$6,457

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2016 and 2015.

Fair Value of Long-Term Debt

As of March 31, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$1,538,842	$1,728,470	$1,538,522	$1,678,673

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2016	2015
Interest income	$85	$32
Other nonoperating (expense) income	(51)	45
Insurance policy expense	—	(133)
Other income (expense), net	$34	$(56)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,440	$2,752	$194	$239
Interest cost	5,315	5,046	455	436
Expected return on plan assets	(6,901)	(7,153)	(594)	(635)
Amortization of prior service cost (credit)	—	10	(100)	(100)
Amortization of net loss (gain)	2,997	3,772	(146)	(160)
Net periodic benefit cost (credit)	3,851	4,427	(191)	(220)
Credits recognized due to the effects of regulation	78	713	—	—
Net benefit cost (credit) recognized for financial reporting	$3,929	$5,140	$(191)	$(220)

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $18.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2016.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive loss before reclassifications	—	12	12
Losses reclassified from net accumulated other comprehensive loss	42	—	42
Net current period other comprehensive loss	42	12	54
Accumulated other comprehensive loss at March 31	$(775)	$(452)	$(1,227)

Three Months Ended March 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(989)
Losses reclassified from net accumulated other comprehensive loss	42
Net current period other comprehensive loss	42
Accumulated other comprehensive loss at March 31	$(947)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Losses on cash flow hedges:
Interest rate derivatives	$67	(a)	$66	(a)
Total, pre-tax	67		66
Tax benefit	(25)		(24)
Total amounts reclassified, net of tax	$42		$42

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $22.5 million for the first quarter of 2016, compared with net income of approximately $20.2 million for the same period in 2015. Lower O&M expenses were offset by higher depreciation.

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

	Three Months Ended March 31
(Millions of Dollars)	2016	2015
Electric revenues	$391	$424
Electric fuel and purchased power	(213)	(246)
Electric margin	$178	$178

The following tables summarize the components of the changes in electric revenues and electric margin for the first quarter of 2016:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Fuel and purchased power cost recovery	$(22)
Trading	(10)
Estimated impact of weather	(4)
Firm wholesale	(3)
Transmission revenue	6
Total decrease in electric revenues	$(33)

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Fuel handling	$5
Estimated impact of weather	(4)
Firm wholesale	(3)
Other, net	2
Total change in electric margin	$—

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased $9.8 million, or 13.2 percent, for the first quarter of 2016. The decrease was mainly due to the timing of plant outages and lower employee benefit costs.

Depreciation and Amortization — Depreciation and amortization increased $4.6 million, or 12.8 percent, for the first quarter of 2016. The increase is primarily due to new capital investments.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.1 million, or 7.1 percent, for the first quarter of 2016. The increase is primarily due to an increase in property taxes.

AFUDC — AFUDC increased $0.9 million for the first quarter of 2016. The increase is primarily due to the increase of transmission facilities construction.

Interest Charges — Interest charges increased $1.0 million, or 5.0 percent, for the first quarter of 2016. The increase is primarily due to higher long-term debt levels, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $1.5 million for the first quarter of 2016. The increase in income tax expense is primarily due to higher pretax earnings in 2016. The ETR was 36.3 percent for the first quarter of 2016, compared with 35.9 percent for the same period in 2015.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — In June 2015, SPS filed a CCN with the PUCT for the Yoakum County to Texas/New Mexico State line portion of this 345 KV line project and the PUCT approved this CCN in March 2016. This line will connect the TUCO substation near Lubbock, Texas with the Yoakum County substation, continuing on to the Hobbs Plant substation near Hobbs, New Mexico. CCNs for the TUCO to Yoakum County substation segment and for the Texas/New Mexico state line to Hobbs Plant segment are planned to be filed later in 2016. The estimated project cost is $242 million. This line is scheduled to be in service in 2020.

Hobbs Plant Substation to China Draw Substation 345 KV Transmission Line — The Hobbs Plant to China Draw transmission line will connect the Hobbs Plant substation to the China Draw substation near Malaga, N.M. with terminations at a proposed Kiowa substation near Carlsbad, N.M. and at the North Loving substation, near Loving, N.M. In May 2016, SPS filed a CCN for this line in New Mexico. The estimated project cost is approximately $163 million. The line is anticipated to be in service in 2018.

Wholesale Customer Participation in Electric Reliability Council of Texas (ERCOT) — In March 2016, the PUCT Staff requested comments on Lubbock Power & Light’s (LP&L’s) proposal to transition a portion of its load (approximately 430 MW on a peak basis) to the ERCOT in June 2019. LP&L’s proposal would result in an approximate seven percent reduction of load in SPS, or a loss of approximately $18 million in wholesale transmission revenue based on 2015 revenue requirements.  The remaining portion of LP&L’s load (approximately 170 MW) would continue to be served by SPS. Should LP&L join ERCOT, costs to SPS’ remaining customers may increase as SPS’ transmission revenue requirement would be spread across a smaller base of customers.  SPS intends to participate in the PUCT’s proceeding to protect its customers’ interests. LP&L has stated that it intends to file an application with the PUCT for a CCN for approval of the transfer by late 2016.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. As part of a global settlement approved by the FERC in October 2015, three ROE complaints against SPS were resolved. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016 or 2017.

SPS Asset Transfer to XEST - In October 2015, SPS submitted filings to the PUCT, NMPRC and Kansas Corporation Commission (KCC) seeking approval to transfer ownership of SPS’ 345kV transmission assets in Kansas and Oklahoma to XEST at net book value of approximately $103 million. After the proposed asset transfer, the transmission facilities would remain subject to SPP functional control, with revenue requirements recovered through the SPP Tariff. SPS and XEST also proposed to enter into a transmission operation and maintenance agreement (O&M Agreement) under which SPS would operate and maintain the transferred facilities and be reimbursed for providing those services to XEST at cost. Key developments related to the filings are as follows:

•	The KCC is expected to issue a decision within 10 months of the October filing;

•	The hearings in the NMPRC proceedings are scheduled for August 2016 with a decision expected several months later;

•	The hearings in the PUCT proceedings are scheduled for October 2016 with a decision expected several months later;

•	In December of 2015, Oklahoma Corporation Commission Staff declined jurisdiction in response to SPS;

•
Requests for FERC approval of the asset transfer and O&M Agreement were submitted in January 2016, and requested FERC action by June 30, 2016. Golden Spread Electric Cooperative, Inc. (Golden Spread) protested the FERC asset transfer application; and

•	Based on the procedural schedules, and assuming receipt of, the required regulatory approvals, SPS expects the proposed asset transfer would take place no earlier than late 2016 or early 2017.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) - In 2015, SPS filed changes to its transmission formula rates to modify the treatment of ADIT to comply with 2015 IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings are intended to ensure that SPS is in compliance with IRS rules and may continue to use accelerated tax depreciation.

Golden Spread protested the proposed changes to the SPS transmission formula rate. In December 2015, the FERC required SPS to submit additional information regarding its formula rate changes. In April 2016, FERC accepted the SPS formula rate changes, subject to a compliance filing.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) - SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014. In June 2014, the FERC set the issues for settlement judge and hearing procedures.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provide a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members, including SPS. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund, and setting the filing for settlement judge or hearing procedures. The JOA revenue allocated to SPS under the filed SPP proposal was not expected to be material. Separate settlement discussions are ongoing regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2016, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, SPS implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, SPS will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, SPS has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. SPS does not believe the implementation of the general ledger modules, which occurred during the period ended March 31, 2016, materially affected its internal control over financial reporting. SPS also does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No other changes in SPS’ internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting.

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

Additional Information

See Note 6 to the financial statements for further discussion of legal claims and environmental proceedings.  See Note 5 to the financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2015, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

May 13, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)