Form 10-Q
period 2016-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2016-10-31
CIK 92521

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2016
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Operating revenues	$554,926	$530,752	$1,386,210	$1,377,566

Operating expenses
Electric fuel and purchased power	297,587	287,476	757,537	776,301
Operating and maintenance expenses	71,699	72,036	202,410	219,760
Demand side management program expenses	5,663	3,726	12,279	10,155
Depreciation and amortization	42,026	35,422	123,250	107,911
Taxes (other than income taxes)	15,589	15,016	46,417	43,472
Total operating expenses	432,564	413,676	1,141,893	1,157,599

Operating income	122,362	117,076	244,317	219,967

Other income, net	137	103	563	203
Allowance for funds used during construction — equity	2,632	2,085	7,348	5,578

Interest charges and financing costs
Interest charges — includes other financing costs of $828, $789, $2,461 and $2,334, respectively	23,343	21,779	67,350	63,737
Allowance for funds used during construction — debt	(1,422)	(1,204)	(4,146)	(3,402)
Total interest charges and financing costs	21,921	20,575	63,204	60,335

Income before income taxes	103,210	98,689	189,024	165,413
Income taxes	34,864	36,874	65,944	60,775
Net income	$68,346	$61,815	$123,080	$104,638

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Net income	$68,346	$61,815	$123,080	$104,638

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $6, $0, $19 and $0, respectively	12	—	35	—

Derivative instruments:
Reclassification of losses to net income, net of tax of $25, $24, $74 and $72, respectively	44	44	129	129
Other comprehensive income	56	44	164	129
Comprehensive income	$68,402	$61,859	$123,244	$104,767

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2016	2015
Operating activities
Net income	$123,080	$104,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	123,820	109,629
Demand side management program amortization	1,255	1,255
Deferred income taxes	99,882	35,541
Amortization of investment tax credits	(160)	(255)
Allowance for equity funds used during construction	(7,348)	(5,578)
Net derivative losses	203	201
Other	122	—
Changes in operating assets and liabilities:
Accounts receivable	(22,160)	(24,416)
Accrued unbilled revenues	(18,307)	18,286
Inventories	(1,491)	3,351
Prepayments and other	24,172	(14,589)
Accounts payable	19,690	(6,891)
Net regulatory assets and liabilities	(18,480)	43,980
Other current liabilities	18,989	43,949
Pension and other employee benefit obligations	(15,606)	(9,961)
Change in other noncurrent assets	(537)	1,054
Change in other noncurrent liabilities	3,916	1,227
Net cash provided by operating activities	331,040	301,421

Investing activities
Utility capital/construction expenditures	(371,994)	(428,991)
Proceeds from insurance recoveries	987	—
Allowance for equity funds used during construction	7,348	5,578
Investments in utility money pool arrangement	(75,000)	(9,000)
Repayments from utility money pool arrangement	75,000	9,000
Other	(1,174)	—
Net cash used in investing activities	(364,833)	(423,413)

Financing activities
Repayment of short-term borrowings, net	(15,000)	(37,000)
Proceeds from long-term debt	296,152	198,784
Borrowings under utility money pool arrangement	505,000	407,700
Repayments under utility money pool arrangement	(505,000)	(405,700)
Capital contributions from parent	16,225	34,535
Dividends paid to parent	(57,570)	(76,192)
Net cash provided by financing activities	239,807	122,127

Net change in cash and cash equivalents	206,014	135
Cash and cash equivalents at beginning of period	834	596
Cash and cash equivalents at end of period	$206,848	$731

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(47,787)	$(58,539)
Cash received (paid) for income taxes, net	49,402	(41,114)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$25,445	$29,815

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$206,848	$834
Accounts receivable, net	91,299	71,166
Accounts receivable from affiliates	3,198	1,079
Accrued unbilled revenues	122,088	103,781
Inventories	39,037	37,546
Regulatory assets	28,417	31,541
Derivative instruments	4,478	12,952
Deferred income taxes	31,555	35,686
Prepaid taxes	22,021	35,666
Prepayments and other	9,006	20,520
Total current assets	557,947	350,771

Property, plant and equipment, net	4,579,219	4,348,823

Other assets
Regulatory assets	309,389	301,814
Derivative instruments	22,902	25,272
Other	8,862	3,449
Total other assets	341,153	330,535
Total assets	$5,478,319	$5,030,129

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200,000	$200,000
Short-term debt	—	15,000
Accounts payable	159,272	146,794
Accounts payable to affiliates	17,617	29,135
Regulatory liabilities	66,043	98,305
Taxes accrued	42,418	33,374
Accrued interest	31,129	17,781
Dividends payable	27,498	12,538
Derivative instruments	3,565	3,565
Other	29,807	35,654
Total current liabilities	577,349	592,146

Deferred credits and other liabilities
Deferred income taxes	996,111	896,430
Regulatory liabilities	233,777	229,584
Asset retirement obligations	28,314	27,233
Derivative instruments	24,404	27,078
Pension and employee benefit obligations	77,649	93,346
Other	21,366	17,841
Total deferred credits and other liabilities	1,381,621	1,291,512

Commitments and contingencies
Capitalization
Long-term debt	1,635,687	1,338,522
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2016 and Dec. 31, 2015, respectively	—	—
Additional paid in capital	1,396,223	1,371,223
Retained earnings	488,556	438,007
Accumulated other comprehensive loss	(1,117)	(1,281)
Total common stockholder’s equity	1,883,662	1,807,949
Total liabilities and equity	$5,478,319	$5,030,129

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2016 and 2015; and its cash flows for the nine months ended Sept. 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2016 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$97,640	$77,054
Less allowance for bad debts	(6,341)	(5,888)
	$91,299	$71,166

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$25,440	$24,888
Fuel	13,597	12,658
	$39,037	$37,546

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$6,191,562	$5,933,764
Construction work in progress	294,025	236,697
Total property, plant and equipment	6,485,587	6,170,461
Less accumulated depreciation	(1,906,368)	(1,821,638)
	$4,579,219	$4,348,823

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Sept. 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, the 2013 through 2014 claims, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in June 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims. SPS is not expected to accrue any income tax expense related to this adjustment. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2016, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In February 2016, Texas began an audit of years 2009 and 2010. As of Sept. 30, 2016, Texas had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$3.2	$2.6
Unrecognized tax benefit — Temporary tax positions	22.7	22.1
Total unrecognized tax benefit	$25.9	$24.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.7)	$(5.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Texas audit progresses, and other state audits resume. As the IRS Appeals, IRS audit, and Texas audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015 and in Note 5 to SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Appeal of the Texas 2015 Electric Rate Case Decision — In 2014, SPS had requested an overall retail electric revenue rate increase of $64.8 million, which it subsequently revised to $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. The hearing in the appeal is scheduled for February 2017.

Texas 2016 Electric Rate Case — In February 2016, SPS filed a retail electric, non-fuel rate case in Texas with each of its Texas municipalities and the PUCT requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a historic test year (HTY) ended Sept. 30, 2015, a requested return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent. In SPS’ required update filing in April 2016, SPS revised its requested rate increase to $68.6 million.

Pursuant to legislation passed in Texas in 2015, the final rates established in the case will be effective retroactive to July 20, 2016.

In August 2016, several intervenors filed direct testimony in response to SPS’ rate request, including: PUCT Staff (Staff), the Alliance of Xcel Municipalities (AXM), the Office of Public Utility Counsel (OPUC), Texas Industrial Energy Consumers (TIEC), and the State of Texas’ agencies.

•
The Staff recommended a rate increase of approximately $32.9 million, based on a ROE of 9.30 percent and an equity ratio of 51 percent. The Staff’s proposed rate increase reflects imputed revenues for power factor adjustment charges and weather normalization;

•	AXM recommended a rate increase of approximately $25.2 million, based on a ROE of 9.40 percent and an equity ratio of 51 percent; and

•
The other intervenors did not present a complete revenue requirement analysis. The majority of the direct testimony focused on specific cost allocation and rate design issues. However, OPUC and TIEC recommended ROEs of 9.20 percent and 9.15 percent, respectively.

In October 2016, SPS and various parties reached an agreement in principle in the Texas rate case. SPS and the parties are documenting the settlement, and expect to file with the PUCT in the fourth quarter of 2016.  Any settlement would require approval of the PUCT, with a decision expected by the end of 2016 or early 2017.

Pending Regulatory Proceedings — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2015 Electric Rate Case — In October 2015, SPS filed an electric rate case with the NMPRC seeking an increase in non-fuel base rates of $45.4 million. The proposed increase would be offset by a decrease in base fuel revenue of approximately $21.1 million. The rate filing was based on a June 30, 2015 HTY adjusted for known and measurable changes, a requested ROE of 10.25 percent, an electric rate base of approximately $734 million and an equity ratio of 53.97 percent.

In August 2016, the NMPRC approved a black-box stipulation that resulted in a non-fuel base rate increase of $23.5 million and a decrease in base fuel revenue of approximately $21.1 million. The decrease in base fuel revenue will be reflected in adjustments to the fuel and purchased power cost adjustment clause.

SPS plans to file another base rate case in November 2016 utilizing a future test year ending June 2018.

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

In April 2016, SPP filed a request with the FERC for a waiver that would allow SPP to recover the charges not billed since 2008.  The FERC approved the waiver request in July 2016.  SPS and certain other parties requested rehearing of the FERC order.  In September 2016, SPP provided further information regarding additional costs, primarily due to the system-wide claw back of point to point revenues previously distributed to SPS and other entities. Amounts due to SPP are expected to be paid over a five-year period commencing November 2016 under an optional payment plan that was approved by the FERC in September 2016 and elected by SPS in October 2016. Based on SPP’s calculation in October 2016, estimated costs would be approximately $12 million to $14 million, and SPS anticipates these costs would be recoverable through regulatory mechanisms.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015, and in Note 6 to SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 897 megawatts (MW) and 827 MW of capacity under long-term PPAs as of Sept. 30, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

Environmental Contingencies

Environmental Requirements

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Texas, using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone National Ambient Air Quality Standard (NAAQS) and the 1997 and 2006 particulate NAAQS. As the United States Environmental Protection Agency (EPA) revises the NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. In September 2016, the EPA adopted a final rule that reduced the ozone season emission budget for NOx in Texas by approximately 22 percent, which is expected to lead to increased costs to purchase emission allowances. SPS does not anticipate these increased costs to purchase emission allowances will have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce SO2, NOx and PM emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, CSAPR.

Texas developed a state implementation plan (SIP) that finds the CAIR equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In December 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the United States Court of Appeals for the District of Columbia Circuit’s (D.C. Circuit) remand of the Texas SO2 emission budgets. In March 2016, the EPA requested information under the Clean Air Act related to EGUs at SPS’ plants. SPS identified Harrington Units 1 and 2, Jones Units 1 and 2, Nichols Unit 3 and Plant X Unit 4 as BART-eligible units. These units will be evaluated based on their impact on visibility. Additional emission control equipment under the EPA’s BART guidelines for PM, SO2 and NOx could be required if a unit is determined to “cause or contribute” to visibility impairment. SPS cannot evaluate the impact of additional emission controls until the EPA concludes its evaluation of BART. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. It is not yet known whether the Texas Commission on Environmental Quality (TCEQ) intends to utilize this option. If Texas does not opt into the CSAPR rule, the EPA is expected to issue a proposed rule in December 2016 that could impact Harrington Units 1 and 2.

In December 2014, the EPA proposed to disapprove portions of the SIP and instead adopt a federal implementation plan (FIP). In January 2016, the EPA adopted a final rule establishing a FIP for the state of Texas, which imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. In March 2016, SPS appealed the EPA’s decision and asked for a stay of the final rule while it is being reviewed. In July 2016, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) granted the stay motion and decided that the Fifth Circuit, not the D.C. Circuit, is the appropriate venue for this case. In addition, SPS filed a petition with the EPA requesting reconsideration of the final rule. SPS believes these costs or the costs of alternative cost-effective generation would be recoverable through regulatory mechanisms if required, and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

If an area is designated nonattainment in 2020, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due by 2022, designed to achieve the NAAQS by 2025. The TCEQ could require additional SO2 controls at Harrington as part of such a plan. SPS cannot evaluate the impacts until the designation of nonattainment areas is made, and any required state plans are developed. SPS believes that should SO2 control systems be required for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

In light of the continuing development of environmental regulatory requirements, as well as the more favorable long term outlook for alternative resources, SPS is undertaking analysis to determine the most cost-effective means to meet the needs of its customers, given a low natural gas price environment, the need to make additional investments to provide water to the Tolk facility and the potential need to make major investments in air pollution control equipment.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	31	21
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.59%	0.40%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$400	$400
Amount outstanding at period end	—	15
Average amount outstanding	26	100
Maximum amount outstanding	91	246
Weighted average interest rate, computed on a daily basis	0.67%	0.46%
Weighted average interest rate at period end	N/A	0.60

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2016 and Dec. 31, 2015, there were $5 million and $7 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2016, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$5	$395

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

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

Long-Term Borrowings

In August 2016, SPS issued $300 million of 3.4 percent first mortgage bonds due Aug. 15, 2046.

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

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the measurement date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

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

The following table details the gross notional amounts of commodity FTRs at Sept. 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)	Sept. 30, 2016	Dec. 31, 2015
Megawatt hours of electricity	3,650	6,192

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the three months ended Sept. 30, 2016 and 2015, and $0.2 million for the nine months ended Sept. 30, 2016 and 2015.

During the three and nine months ended Sept. 30, 2016, changes in the fair value of FTRs resulted in pre-tax net gains of $0.2 million and $2.0 million, respectively and were recognized as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2015, changes in the fair value of FTRs resulted in pre-tax net losses of $0.7 million and $2.7 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $0.4 million and $3.7 million were recognized for the three and nine months ended Sept. 30, 2016, recorded to electric fuel and purchased power. For the three and nine months ended Sept. 30, 2015, FTR settlement losses of $0.7 million and $2.3 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

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

SPS’ most significant concentrations of credit risk are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2016, seven of the most significant counterparties, comprising $41.1 million or 46 percent of this credit exposure, were not rated by Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.4 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Seven of these significant counterparties are RTOs, municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2016:

	Sept. 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$2,598	$2,598	$(2,462)	$136
Total current derivative assets	$—	$—	$2,598	$2,598	$(2,462)	136
PPAs (a)						4,342
Current derivative instruments						$4,478
Noncurrent derivative assets
PPAs (a)						$22,902
Noncurrent derivative instruments						$22,902
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$2,462	$2,462	$(2,462)	$—
Total current derivative liabilities	$—	$—	$2,462	$2,462	$(2,462)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$24,404
Noncurrent derivative instruments						$24,404

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2016. At Sept. 30, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2016 and 2015:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2016	2015
Balance at July 1	$1,070	$11,463
Purchases	274	408
Settlements	(7,822)	(7,409)
Net transactions recorded during the period:
Gains recognized as regulatory assets and liabilities	6,614	2,898
Balance at Sept. 30	$136	$7,360

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015
Balance at Jan. 1	$5,060	$15,884
Purchases	5,426	22,621
Settlements	(22,438)	(25,810)
Net transactions recorded during the period:
Gains (losses) recognized as regulatory assets and liabilities	12,088	(5,335)
Balance at Sept. 30	$136	$7,360

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2016 and 2015.

Fair Value of Long-Term Debt

As of Sept. 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$1,835,687	$2,065,982	$1,538,522	$1,678,673

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income	$400	$38	$579	$83
Other nonoperating (expense) income	(231)	(156)	16	(46)
Insurance policy (expense) income	(32)	221	(32)	166
Other income, net	$137	$103	$563	$203

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,440	$2,752	$194	$239
Interest cost	5,315	5,046	455	436
Expected return on plan assets	(6,901)	(7,153)	(594)	(635)
Amortization of prior service cost (credit)	—	9	(100)	(101)
Amortization of net loss (gain)	2,997	3,772	(146)	(159)
Net periodic benefit cost (credit)	3,851	4,426	(191)	(220)
Credits not recognized due to the effects of regulation	637	740	—	—
Net benefit cost (credit) recognized for financial reporting	$4,488	$5,166	$(191)	$(220)

	Nine Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,320	$8,255	$582	$716
Interest cost	15,945	15,138	1,365	1,309
Expected return on plan assets	(20,703)	(21,458)	(1,782)	(1,905)
Amortization of prior service cost (credit)	—	29	(300)	(301)
Amortization of net loss (gain)	8,991	11,316	(438)	(479)
Net periodic benefit cost (credit)	11,553	13,280	(573)	(660)
Credits not recognized due to the effects of regulation	1,353	2,139	—	—
Net benefit cost (credit) recognized for financial reporting	$12,906	$15,419	$(573)	$(660)

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $18.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2016.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Three Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(732)	$(441)	$(1,173)
Other comprehensive income before reclassifications	—	12	12
Losses reclassified from net accumulated other comprehensive loss	44	—	44
Net current period other comprehensive income	44	12	56
Accumulated other comprehensive loss at Sept. 30	$(688)	$(429)	$(1,117)

Three Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at July 1	$(904)
Losses reclassified from net accumulated other comprehensive loss	44
Net current period other comprehensive income	44
Accumulated other comprehensive loss at Sept. 30	$(860)

	Nine Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive income before reclassifications	—	35	35
Losses reclassified from net accumulated other comprehensive loss	129	—	129
Net current period other comprehensive income	129	35	164
Accumulated other comprehensive loss at Sept. 30	$(688)	$(429)	$(1,117)

Nine Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(989)
Losses reclassified from net accumulated other comprehensive loss	129
Net current period other comprehensive loss	129
Accumulated other comprehensive loss at Sept. 30	$(860)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2016		Three Months Ended Sept. 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$69	(a)	$68	(a)
Total, pre-tax	69		68
Tax benefit	(25)		(24)
Total amounts reclassified, net of tax	$44		$44

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$203	(a)	$201	(a)
Total, pre-tax	203		201
Tax benefit	(74)		(72)
Total amounts reclassified, net of tax	$129		$129

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $123.1 million for the nine months ended Sept. 30, 2016, compared with net income of approximately $104.6 million for the same period in 2015. Higher electric margins and lower operating and maintenance (O&M) expenses were partially offset by an increase in depreciation.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Electric revenues	$1,386	$1,378
Electric fuel and purchased power	(758)	(776)
Electric margin	$628	$602

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30, 2016:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Transmission revenue	$32
Firm wholesale	5
Estimated impact of weather	2
Trading	(18)
Fuel and purchased power cost recovery	(16)
Other, net	3
Total increase in electric revenues	$8

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Transmission revenue, net of costs	$11
Fuel handling	6
Firm wholesale	5
Estimated impact of weather	2
Other, net	2
Total increase in electric margin	$26

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased $17.4 million, or 7.9 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The decrease was mainly due to the timing and scope of plant outages.

Depreciation and Amortization — Depreciation and amortization increased $15.3 million, or 14.2 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily attributable to capital investments.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $2.9 million, or 6.8 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily due to higher property taxes.

Allowance for funds used during construction (AFUDC) — AFUDC increased $2.5 million, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily due to the increase in construction projects.

Interest Charges — Interest charges increased $3.6 million, or 5.7 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $5.2 million, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase in income tax expense was primarily due to higher pretax earnings in 2016, partially offset by a tax benefit for prior year adjustments in 2016. The ETR was 34.9 percent for the nine months ended Sept. 30, 2016, compared with 36.7 percent for the same period in 2015. The lower ETR in 2016 was primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 Kilovolt (KV) Transmission Line — In June 2015, SPS filed a certificate of convenience and necessity (CCN) with the PUCT for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. The PUCT approved this CCN in March 2016. A CCN for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2019. A 20-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment is planned to be filed in the fourth quarter of 2016 or early 2017. The estimated project cost for all three segments is approximately $242 million.

Wholesale Customer Participation in Electric Reliability Council of Texas (ERCOT) — In March 2016, the PUCT Staff requested comments on Lubbock Power & Light’s (LP&L’s) proposal to transition a portion of its load (approximately 430 MW on a peak basis) to the ERCOT in June 2019. LP&L’s proposal would result in an approximate seven percent reduction of load in SPS, or a loss of approximately $18 million in wholesale transmission revenue based on 2015 revenue requirements. The remaining portion of LP&L’s load (approximately 170 MW) would continue to be served by SPS. Should LP&L join ERCOT, costs to SPS’ remaining customers would increase as SPS’ transmission costs would be spread across a smaller base of customers.

The PUCT has indicated there will be a two-step process regarding LP&L’s possible transfer to ERCOT. The first step will be a proceeding to determine whether the proposed transfer is in the public interest and to consider certain protections for non-LP&L customers who would be affected by LP&L’s transfer. If the PUCT determines the transfer is in the public interest, the second step will be for LP&L to file a CCN application for transmission facilities to connect with ERCOT. As part of the first process, the PUCT asked SPP and ERCOT to perform reliability and economic studies to better understand the implications of LP&L’s proposal. SPS intends to participate in the PUCT’s processes to protect its customers’ interests.

In May 2016, SPS submitted a filing to the FERC seeking approval to impose an Interconnection Switching Fee (exit fee) associated with LP&L’s proposal.  In September 2016, FERC dismissed SPS’ petition without prejudice to refile, finding the petition premature since LP&L has not made a final decision to move to ERCOT and the terms of the transition, if any, have not been determined.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

SPS continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2017 or early 2018.

While SPS cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC issued an order in the first litigated Midcontinent Independent System Operator, Inc. (MISO) ROE complaint in September 2016 and is not expected to issue an order in the remaining litigated MISO ROE complaint proceeding until 2017.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, SPS filed changes to its transmission formula rates to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that SPS is in compliance with IRS rules and may continue to use accelerated tax depreciation.

Golden Spread protested the proposed changes to the SPS transmission formula rate. In April 2016, FERC accepted the SPS formula rate changes, subject to a compliance filing. SPS submitted the compliance filing in May 2016. In August 2016, FERC approved the SPS compliance filing.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provides a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members, including SPS. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund. In August 2016, MISO and other parties filed a settlement regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates. The settlement is pending FERC approval. The JOA revenue allocated to SPS under the filed SPP proposal was not expected to be material.

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
4.01*
Supplemental Indenture dated as of Aug. 1, 2016 between SPS and U.S. Bank National Association, as Trustee, creating $300,000,000 principal amount of 3.40 percent First Mortgage Bonds, Series No. 4 due 2046. (Exhibit 4.02 to Form 8-K of SPS dated Aug. 12, 2016 (file no. 001-03789)).

10.01*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Oct. 28, 2016 (file no. 001-03034)).

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

Southwestern Public Service Company

Oct. 31, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)