Form 10-K
period 2016-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2017-02-24
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 24, 2017, 100 shares of common stock, par value $1 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DCRF	Distribution cost recovery factor
DSM	Demand side management
EE	Energy efficiency
EECRF	Energy efficiency cost recovery factor
FPPCAC	Fuel and purchased power cost adjustment clause
PCRF	Power cost recovery factor
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
C&I	Commercial and Industrial
CO2	Carbon dioxide
CCN	Certificate of convenience and necessity
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ERCOT	Electric Reliability Council of Texas
ETR	Effective tax rate

FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producers
ITC	Investment tax credit
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxide
NTC	Notifications to construct
O&M	Operating and maintenance
OCI	Other comprehensive income
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
QF	Qualifying facilities
R&E	Research and experimentation
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

SPS was incorporated in 1921 under the laws of New Mexico.  SPS is a utility engaged primarily in the generation, purchase, transmission, distribution, and sale of electricity in portions of Texas and New Mexico.  The wholesale customers served by SPS comprised approximately 31 percent of its total KWh sold in 2016.  SPS provides electric utility service to approximately 389,000 retail customers in Texas and New Mexico.  Approximately 71 percent of SPS’ retail electric operating revenues were derived from operations in Texas during 2016 and 2015.  Although SPS’ large C&I electric retail customers are comprised of many diversified industries, a significant portion of SPS’ large C&I electric sales include the following industries: oil and gas extraction, as well as petroleum and natural gas products.  For small C&I customers, significant electric retail sales include the following industries: oil and gas extraction, grocery and dining establishments.  Generally, SPS’ earnings contribute approximately 10 percent to 15 percent of Xcel Energy’s consolidated net income.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — The PUCT and NMPRC regulate SPS’ retail electric operations and have jurisdiction over its retail rates and services and the construction of transmission or generation in their respective states. The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities. Each municipality can deny SPS’ rate increases. SPS can then appeal municipal rate decisions to the PUCT, which hears all municipal rate denials in one hearing. The NMPRC also has jurisdiction over the issuance of securities. SPS is regulated by the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce. As approved by the FERC, SPS operates within the SPP RTO and SPP integrated market wholesale market. SPS is authorized to make wholesale electric sales at market-based prices.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — SPS has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	DCRF — Recovers certain distribution costs in Texas that are not included in base rates.

•	EECRF — Recovers costs associated with providing energy efficiency programs in Texas.

•	EE rider — Recovers costs associated with providing energy efficiency programs in New Mexico.

•	FPPCAC — Adjusts monthly to recover the actual fuel and purchased power costs.

•	PCRF — Allows recovery of certain purchased power costs in Texas that are not included in base rates.

•	RPS — Recovers deferred costs associated with renewable energy programs in New Mexico.

•	TCRF — Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges in Texas that are not included in base rates.

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

PUCT regulations require periodic examination of SPS’ fuel and purchased energy costs, the efficient use of fuel and purchased energy, fuel acquisition and management policies and purchased energy commitments. SPS is required to file an application for the PUCT to retrospectively review fuel and purchased energy costs at least every three years. In June 2016, SPS filed its fuel reconciliation application which reconciles fuel and purchased power costs for 2013 through 2015. In February 2017, an unopposed stipulation was reached which resolves all issues in this case. The stipulation is pending PUCT approval, which is expected in the first half of 2017.

Each New Mexico utility operating with a FPPCAC must periodically file an application for continued use. In October 2015, the NMPRC granted SPS authority to continue using its FPPCAC to collect its fuel and purchase power costs. SPS will be required to file a request for continuation of its FPPCAC by October 2019.

SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased economic energy cost adjustment clause accepted for filing by the FERC.

Capacity and Demand

Uninterrupted system peak demand for SPS for each of the last three years and the forecast for 2017, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2014	2015	2016	2017 Forecast
SPS	4,871	4,678	4,836	4,484

The peak demand for the SPS system typically occurs in the summer. The 2016 system peak demand for SPS occurred on July 13, 2016. The 2016 peak demand increased due to warmer than normal July summer weather. The 2017 forecast assumes normal peak day weather. In addition, the partial requirement contract with Golden Spread ends May 2017, causing a lower 2017 forecast peak demand for SPS.

Energy Sources and Related Transmission Initiatives

SPS expects to use existing electric generating stations, power purchases, DSM and new generation options to meet its system capacity requirements.

Purchased Power — SPS has contracts to purchase power from other utilities and independent power producers. Long-term purchased power contracts typically require a periodic capacity charge and an energy charge for energy actually purchased. SPS also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations or to obtain energy at a lower cost.

Purchased Transmission Services — SPS has contractual arrangements with SPP and regional transmission service providers to deliver power and energy to its native load customers.

High Priority Incremental Load Study Report — In 2014, the SPP Board of Directors approved the High Priority Incremental Load Study Report, a reliability assessment that evaluated the anticipated transmission needs of certain parts of the SPP region resulting from expected load growth. As a result of this study, SPS has received NTCs and conditional NTCs for 44 new transmission projects at an estimated cost of approximately $557 million to be placed into service by 2020. As of Dec. 31, 2016, 16 of these projects have been completed at an original estimated cost of $88 million. SPS is developing plans for the remaining 28 projects and submitting CCNs to the PUCT and the NMPRC. The original estimated cost for these remaining projects is $469 million. These projects are intended to provide regional reliability benefits as well as the ability to serve the increase in load in southeastern New Mexico.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — In March 2016, the PUCT approved SPS’ CCN for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A CCN for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2019. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment is planned to be filed later in the first quarter of 2017. The estimated project cost for all three segments is approximately $242 million.

Hobbs Plant Substation to China Draw Substation 345 KV Transmission Line — In November 2016, the NMPRC approved SPS’ CCN for the Hobbs Plant to China Draw transmission line. The estimated project cost is approximately $163 million. The line is anticipated to be in service in 2018.

SPS Resource Plans — SPS was required to develop and implement a renewable portfolio plan by 2015, in which 15 percent of its energy to serve its New Mexico retail customers is produced by renewable resources.  The requirement was met through PPAs, including wind, solar and distributed generation. In 2020, the renewable resource production requirement increases to 20 percent. In addition, SPS indicated that it was evaluating water supply issues at its Tolk facility and if additional investment is required to operate the plant through its existing life. The Ogallala aquifer in this region of the country has depleted more rapidly than expected and SPS is currently seeking a permit for a horizontal well configuration pilot program that could help to delay the need for a more substantial investment solution. As a result of this issue and environmental issues currently facing the plant, SPS is seeking a decrease to the remaining useful life of the facility in its current New Mexico rate case proceeding (see Note 10).

Wholesale Customer Participation in ERCOT — In March 2016, the PUCT Staff requested comments on Lubbock Power & Light’s (LP&L’s) proposal to transition a portion of its load (approximately 430 MW on a peak basis) to the ERCOT in June 2019. LP&L’s proposal would result in an approximate seven percent reduction of load in SPS, or a loss of approximately $18 million in wholesale transmission revenue.  The remaining portion of LP&L’s load (approximately 170 MW) would continue to be served by SPS. Should LP&L join ERCOT, costs to SPS’ remaining customers would increase as SPS’ transmission costs would be spread across a smaller base of customers.

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

In May 2016, SPS submitted a filing to the FERC seeking approval to impose an Interconnection Switching Fee (exit fee) associated with LP&L’s proposal.  In September 2016, FERC dismissed SPS’ petition without prejudice to refile, finding the petition premature since LP&L has not made a final decision to move to ERCOT and the terms of the transition have not been determined.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average Owned Fuel Cost
SPS Generating Plants	Cost	Percent	Cost	Percent
2016	$2.12	70%	$2.81	30%	$2.32
2015	2.12	73	3.11	27	2.39
2014	2.07	71	4.76	29	2.85

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Coal — SPS purchases all of the coal requirements for its two coal facilities, Harrington and Tolk electric generating stations, from TUCO. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers. The coal supply contract with TUCO expires in December 2017 for both Harrington and Tolk. SPS normally maintains approximately 43 days of coal inventory. As of Dec. 31, 2016 and 2015, coal inventories at SPS were approximately 64 and 76 days supply, respectively. At Dec. 31, 2016, milder weather, purchase commitments and relatively low natural gas prices resulted in coal inventories being above optimal levels. SPS’ generation stations primarily use low-sulfur western coal from mines operating in Wyoming. TUCO has coal agreements to supply 65 percent of SPS’ estimated coal requirements in 2017. SPS’ general coal purchasing objective is to contract for approximately 80 percent of requirements for the first year.

Natural gas — SPS uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas for SPS’ power plants is procured under contracts to provide an adequate supply of fuel; which typically is purchased with terms of one year or less. The transportation and storage contracts expire in various years from 2017 to 2033. All of the natural gas supply contracts have variable pricing that is tied to various natural gas indices.

Most transportation contract pricing is based on FERC and Railroad Commission of Texas approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. SPS’ commitments related to gas supply contracts were approximately $17 million and $10 million and commitments related to gas transportation and storage contracts were approximately $161 million and $192 million at Dec. 31, 2016 and 2015, respectively.

SPS has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

SPS’ renewable energy portfolio includes wind and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2016, SPS is in compliance with mandated RPS, which require generation from renewable resources of 3.7 percent of Texas electric retail sales and 15.0 percent of New Mexico electric retail sales.

•Renewable energy comprised 22.8 percent and 19.0 percent of SPS’ total energy for 2016 and 2015, respectively;
•Wind energy comprised 21.6 percent and 18.5 percent of the total energy for 2016 and 2015, respectively; and
•Solar power comprised approximately 1.2 percent and 0.5 percent of the total energy for 2016 and 2015, respectively.

SPS also offers customer-focused renewable energy initiatives. Windsource® allows customers in New Mexico to purchase a portion or all of their electricity from renewable sources. The number of customers utilizing Windsource increased to approximately 900 in 2016 from 880 in 2015.

Additionally, to encourage the growth of solar energy on the system in New Mexico, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 147 PV systems with approximately 8.1 MW of aggregate capacity and over 144 PV systems with approximately 8.0 MW of aggregate capacity have been installed in New Mexico under this program as of Dec. 31, 2016 and 2015, respectively.

Wind — SPS acquires its wind energy from IPP contracts and QF tariffs with wind farm owners, primarily located in the Texas Panhandle area of Texas and New Mexico.  SPS currently has 24 of these agreements in place, with facilities ranging in size from under two MW to 250 MW for a total capacity greater than 1,500 MW.

•
SPS had approximately 1,500 MW and 1,755 MW of wind energy on its system at the end of 2016 and 2015, respectively. This decrease is primarily due to the timing of supplier contracts expiring. In addition to receiving purchased wind energy under these agreements, SPS also typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under the IPP contracts and QF tariffs was approximately $25 and $24 for 2016 and 2015, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution.  Generally, contracts executed in 2016 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2016, the federal PTCs were extended through 2019 with a phase down beginning in 2017.

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and subject to confirmation by the Senate. There are today only two sitting commissioners.  It is uncertain when the President will appoint new commissioners to the open seats or when those appointments may be confirmed.  Without three sitting commissioners, the FERC will not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CCNs for construction of interstate natural gas pipeline facilities.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. SPS applied the requirements to high and medium impact assets by the July 1, 2016 deadline. Requirements must be applied to low impact assets through a staggered implementation beginning April 1, 2017 through September 2018. SPS is currently in the process of implementing initiatives to meet the compliance deadline. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016. SPS has developed physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, SPS filed changes to its transmission formula rate to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filing was intended to ensure that SPS is in compliance with IRS rules and may continue to use accelerated tax depreciation. SPS requested a Jan. 1, 2016 effective date.

In April 2016, the FERC accepted SPS’ formula rate change, subject to a compliance filing. In August 2016, the FERC approved SPS’ compliance filing. SPS believes its wholesale formula rates are in compliance with the IRS ADIT rules.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2016		2015		2014
Electric sales (Millions of KWh)
Residential	3,478		3,536		3,549
Large C&I	10,518		10,334		10,262
Small C&I	4,708		4,719		4,741
Public authorities and other	555		538		556
Total retail	19,259		19,127		19,108
Sales for resale	8,689		8,694		8,563
Total energy sold	27,948		27,821		27,671

Number of customers at end of period
Residential	305,076		304,711		302,922
Large C&I	219		221		214
Small C&I	77,319		77,238		76,553
Public authorities and other	6,377		6,354		6,323
Total retail	388,991		388,524		386,012
Wholesale	8		8		7
Total customers	388,999		388,532		386,019

Electric revenues (Thousands of Dollars)
Residential	$343,475		$347,966		$363,841
Large C&I	462,576		445,853		516,648
Small C&I	322,599		353,450		379,558
Public authorities and other	44,892		42,963		46,916
Total retail	1,173,542		1,190,232		1,306,963
Wholesale	414,815		409,956		493,127
Other electric revenues	262,602		187,030		137,280
Total electric revenues	$1,850,959		$1,787,218		$1,937,370

KWh sales per retail customer	49,510		49,230		49,501
Revenue per retail customer	$3,017		$3,063		$3,386
Residential revenue per KWh	9.88	¢	9.84	¢	10.25	¢
Large C&I revenue per KWh	4.40		4.31		5.03
Small C&I revenue per KWh	6.85		7.49		8.01
Total retail revenue per KWh	6.09		6.22		6.84
Wholesale revenue per KWh	4.77		4.72		5.76

Energy Source Statistics

	Year Ended Dec. 31
	2016		2015		2014
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	10,990	39%	12,441	44%	12,770	48%
Natural Gas	10,909	38	10,514	36	10,068	37
Wind (a)	6,120	22	5,252	19	3,762	14
Other (b)	347	1	150	1	180	1
Total	28,366	100%	28,357	100%	26,780	100%

Owned generation	15,015	53%	16,480	58%	16,956	63%
Purchased generation	13,351	47	11,877	42	9,824	37
Total	28,366	100%	28,357	100%	26,780	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. SPS uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)	Distributed generation from the Solar*Rewards program is not included, and was approximately 14, 13 and 10 million net KWh for 2016, 2015, and 2014, respectively.

Natural Gas Facilities Used for Electric Generation

SPS does not provide retail natural gas service, but purchases and transports natural gas for certain of its generation facilities and operates natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines. SPS is subject to the jurisdiction of the FERC with respect to certain natural gas transactions in interstate commerce; and to the jurisdiction of the PHMSA and the PUCT for pipeline safety compliance.

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. SPS has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. SPS believes, based on prior state commission practice, it would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2016, SPS had 1,237 full-time employees and one part-time employee, of which 833 were covered under collective-bargaining agreements. See Note 7 to the financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and each Board of Directors’ committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board of Directors.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing SPS’ strategy. The business planning process also identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, SPS has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, SPS manages and further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board of Directors. The presentation and the discussion of the key risks provides the Board of Directors with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board of Directors in presentations and communications over the course of the year.

The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of SPS. First, the Board of Directors regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board of Directors assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the appropriate committee. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board of Directors’ and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board of Directors for consideration where deemed appropriate to ensure broad Board of Directors’ understanding of the nature of the risk. Finally, the Board of Directors conducts an annual strategy session where SPS’ future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2016, these sites included third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

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

Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of CO2 emissions under the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

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

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM, MISO and ERCOT, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving SPS could trigger settlement accounting and could require SPS to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

Changes in federal tax law may significantly impact our business.

There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping rates lower than without such provisions. Examples of these include the use of accelerated and bonus depreciation for most of our capital investments, PTCs for wind energy, investment tax credits for solar energy and research and development tax credits and deductions. Changes to current federal tax law have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes in corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law. Changes to the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before realization of the changes.

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

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if SPS is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources during the planning period could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. SPS is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. SPS is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates.

Our natural gas and electric transmission operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and widespread outages which could cause substantial financial losses. In addition, these natural gas and electric risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. We maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, for natural gas the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2016, Xcel Energy Inc. and its utility subsidiaries had approximately $14.2 billion of long-term debt and $0.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2016, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $18.8 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $43.0 million at Dec. 31, 2016 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2016, 2015 and 2014 we paid $85.1 million, $100.5 million and $83.5 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States.

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

The EPA has proposed the CPP, which would regulate GHGs from power plants by mandating state plans to achieve state-specific emission reduction goals. The legality of the CPP has been challenged in the courts, and the Supreme Court stayed the rule while those challenges proceed. If the rule is ultimately implemented, uncertainties remain regarding implementation plans, including available opportunities to reduce costs, availability of emission trading, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

Some states have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put Xcel Energy in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

Whether under state or federal programs, an important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

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

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of up to $1.2 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. Under statute, the FERC can adjust penalties for inflation. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. Additionally, the PHMSA, the Occupational Safety and Health Administration and other federal agencies also have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties in the event of non-compliance. If a serious reliability or safety incident did occur, it could have a material effect on our operations or financial results.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. We are also managing natural gas risk on our system by removing types of pipe (e.g. cast iron) with known problem tendencies and by testing transmission pipelines in high consequence areas. However, there is no guarantee our compliance programs will be sufficient to ensure against violations.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines for SPS.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2016 Net Dependable Capability (MW)
Steam:
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1957-1965	254
Harrington-Amarillo, Texas, 3 Units	Coal	1976-1980	1,018
Jones-Lubbock, Texas, 2 Units	Natural Gas	1971-1974	486
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, Texas, 3 Units	Natural Gas	1960-1968	457
Plant X-Earth, Texas, 4 Units	Natural Gas	1952-1964	411
Tolk-Muleshoe, Texas, 2 Units	Coal	1982-1985	1,067
Combustion Turbine:
Carlsbad-Carlsbad, N.M., 1 Unit	Natural Gas	1968	—	(a)
Cunningham-Hobbs, N.M., 2 Units	Natural Gas	1998	212
Jones-Lubbock, Texas, 2 Units	Natural Gas	2011-2013	338
Maddox-Hobbs, N.M., 1 Unit	Natural Gas	1963-1976	61
		Total	4,416
(a) Carlsbad Unit 5 was decommissioned on Dec. 31, 2016.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2016:

Conductor Miles
345 KV	8,509
230 KV	9,424
115 KV	12,685
Less than 115 KV	24,499

SPS had 452 electric utility transmission and distribution substations at Dec. 31, 2016.

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

•
The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent. In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating. SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 54.1 percent at Dec. 31, 2016 and $487 million in retained earnings was not restricted.

See Note 4 to the financial statements for further discussion of SPS’ dividend policy.

The dividends declared during 2016 and 2015 were as follows:

(Thousands of Dollars)	2016	2015
First quarter	$25,645	$25,339
Second quarter	19,388	23,025
Third quarter	27,498	24,352
Fourth quarter	30,870	12,538

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric market; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $152.2 million for 2016, compared with net income of approximately $127.3 million for 2015. Higher electric margins and lower O&M expenses were partially offset by an increase in depreciation and interest charges.

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

(Millions of Dollars)	2016	2015
Electric revenues	$1,851	$1,787
Electric fuel and purchased power	(1,035)	(1,001)
Electric margin	$816	$786

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Transmission revenue	$38
Fuel and purchase power cost recovery	17
Retail rate increases (a)	11
Estimated impact of weather	2
Trading	(5)
Other, net	1
Total increase in electric revenues	$64

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$11
Transmission revenue, net of costs	10
Fuel handling and procurement	5
Estimated impact of weather	2
Other, net	2
Total increase in electric margin	$30

(a)	The retail rate increases are due to rate proceedings in Texas and New Mexico. See Note 10 to the financial statements.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased $20.4 million, or 7.0 percent for 2016 compared with 2015. The decrease was mainly due to the timing and scope of plant outages and deferral of certain expenses associated with the Texas 2016 electrical rate case.

Depreciation and Amortization — Depreciation and amortization expenses increased $11.5 million, or 7.6 percent for 2016 compared with 2015. The increase is primarily attributable to capital investments.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $3.3 million, or 5.7 percent for 2016 compared with 2015. The increase is primarily due to higher property taxes.

AFUDC, Equity and Debt — AFUDC increased $3.7 million for 2016 compared with 2015. The increase was primarily due to the expansion of transmission facilities and other capital expenditures.

Interest Charges — Interest charges increased $4.6 million, or 5.5 percent, for 2016 compared with 2015. The increase was primarily due to higher long-term debt levels to fund capital investments.

Income Taxes — Income tax expense increased $7.1 million for 2016 compared with 2015. The increase in income tax expense was primarily due to higher pretax earnings in 2016, partially offset by a tax benefit for prior year adjustments in 2016. The ETR was 35.1 percent for 2016, compared with 37.1 percent for 2015.

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

Wholesale and Commodity Trading Risk — SPS conducts wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments, including derivatives. SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Interest Rate Risk — SPS is subject to the risk of fluctuating interest rates in the normal course of business. SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2016 and 2015, a 100 basis point change in the benchmark rate on SPS’ variable rate debt would impact annual pretax interest expense by approximately $0.5 million and $0.2 million, respectively. See Note 9 to the financial statements for a discussion of SPS’ interest rate derivatives.

Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2016, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $0.3 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $0.3 million. At Dec. 31, 2015, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $0.5 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $0.5 million.

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

Commodity Derivatives — SPS continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2016. SPS also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2016.

Commodity derivative assets and liabilities assigned to Level 3 consist of FTRs. Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $3.3 million and $1.3 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2016.

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

In 2016, SPS implemented the general ledger modules of a new enterprise resource planning system. SPS will initiate deployment of work management systems modules, including the conversion of existing work management systems, during 2017. SPS does not believe this implementation has or will have an adverse effect on its internal control over financial reporting.

SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2016, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 24, 2017	Feb. 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Southwestern Public Service Company
We have audited the accompanying balance sheets and statements of capitalization of Southwestern Public Service Company (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2017

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2016	2015	2014

Operating revenues	$1,850,959	$1,787,218	$1,937,370

Operating expenses
Electric fuel and purchased power	1,034,950	1,001,083	1,192,176
Operating and maintenance expenses	269,471	289,856	277,217
Demand side management program expenses	16,028	13,365	12,350
Depreciation and amortization	162,429	150,913	135,632
Taxes (other than income taxes)	60,800	57,536	53,871
Total operating expenses	1,543,678	1,512,753	1,671,246

Operating income	307,281	274,465	266,124

Other income (expense), net	91	(6)	(59)
Allowance for funds used during construction — equity	9,981	7,378	12,118

Interest charges and financing costs
Interest charges — includes other financing costs of $3,055, $3,158 and $3,038, respectively	88,671	84,040	80,218
Allowance for funds used during construction — debt	(5,589)	(4,491)	(7,089)
Total interest charges and financing costs	83,082	79,549	73,129

Income before income taxes	234,271	202,288	205,054
Income taxes	82,114	75,025	75,202
Net income	$152,157	$127,263	$129,852

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2016	2015	2014
Net income	$152,157	$127,263	$129,852

Other comprehensive (loss) income

Pension and retiree medical benefits:
Net pension and retiree medical benefits losses arising during the period, net of tax of $(84), $(260), and $0, respectively	(148)	(464)	—

Derivative instruments:
Reclassification of losses to net income, net of tax of $80, $97, and $96, respectively	139	172	172

Other comprehensive (loss) income	(9)	(292)	172
Comprehensive income	$152,148	$126,971	$130,024

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in thousands of dollars)

	Year Ended Dec. 31
	2016	2015	2014
Operating activities
Net income	$152,157	$127,263	$129,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	162,957	153,241	137,947
Demand side management program amortization	1,673	1,673	1,673
Deferred income taxes	122,983	62,836	123,517
Amortization of investment tax credits	(213)	(213)	(341)
Allowance for equity funds used during construction	(9,981)	(7,378)	(12,118)
Provision for bad debts	6,066	4,655	4,137
Net derivative losses	217	268	268
Other	122	(3,827)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,868)	(3,291)	9,045
Accrued unbilled revenues	(15,637)	25,506	(20,080)
Inventories	(959)	5,686	(6,093)
Prepayments and other	22,651	(24,712)	(11,905)
Accounts payable	13,776	(24,570)	11,428
Net regulatory assets and liabilities	(55,689)	26,452	(973)
Other current liabilities	5,156	(30,762)	12,665
Pension and other employee benefit obligations	(15,276)	(9,405)	(2,246)
Change in other noncurrent assets	(200)	2,352	2,836
Change in other noncurrent liabilities	6,748	8,974	7,166
Net cash provided by operating activities	387,683	314,748	386,778

Investing activities
Utility capital/construction expenditures	(512,522)	(599,511)	(554,936)
Allowance for equity funds used during construction	9,981	7,378	12,118
Proceeds from insurance recoveries	3,901	—	—
Investments in utility money pool arrangement	(75,000)	(92,000)	(105,000)
Receipts from utility money pool arrangement	75,000	92,000	105,000
Other	(1,174)	3,136	—
Net cash used in investing activities	(499,814)	(588,997)	(542,818)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	35,000	(22,000)	(47,000)
Proceeds from issuance of long-term debt	295,985	198,496	148,123
Repayment of long-term debt	(200,000)	—	—
Borrowings under utility money pool arrangement	636,500	579,700	458,000
Repayments under utility money pool arrangement	(636,500)	(595,700)	(480,000)
Capital contributions from parent	66,225	214,535	160,000
Dividends paid to parent	(85,069)	(100,544)	(83,498)
Net cash provided by financing activities	112,141	274,487	155,625

Net change in cash and cash equivalents	10	238	(415)
Cash and cash equivalents at beginning of year	834	596	1,011
Cash and cash equivalents at end of year	$844	$834	$596

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(78,236)	$(76,474)	$(70,748)
Cash received (paid) for income taxes, net	61,813	(23,987)	42,679
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$43,074	$44,335	$33,164
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Assets
Current assets
Cash and cash equivalents	$844	$834
Accounts receivable, net	74,190	71,166
Accounts receivable from affiliates	949	1,079
Accrued unbilled revenues	119,418	103,781
Inventories	38,505	37,546
Regulatory assets	38,721	31,541
Derivative instruments	5,114	12,952
Prepaid taxes	21,779	35,666
Prepayments and other	7,855	20,520
Total current assets	307,375	315,085

Property, plant and equipment, net	4,695,819	4,348,823

Other assets
Regulatory assets	346,683	301,814
Derivative instruments	22,113	25,272
Other	7,477	3,449
Total other assets	376,273	330,535
Total assets	$5,379,467	$4,994,443

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$200,000
Short-term debt	50,000	15,000
Accounts payable	176,157	146,794
Accounts payable to affiliates	14,414	29,135
Regulatory liabilities	41,577	98,305
Taxes accrued	39,742	33,374
Accrued interest	19,162	17,781
Dividends payable	30,870	12,538
Derivative instruments	3,565	3,565
Other	29,703	35,654
Total current liabilities	405,190	592,146

Deferred credits and other liabilities
Deferred income taxes	989,137	860,744
Regulatory liabilities	233,454	229,584
Asset retirement obligations	28,663	27,233
Derivative instruments	23,513	27,078
Pension and employee benefit obligations	107,872	93,346
Other	24,084	17,841
Total deferred credits and other liabilities	1,406,723	1,255,826

Commitments and contingencies
Capitalization
Long-term debt	1,635,858	1,338,522
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2016 and 2015, respectively	—	—
Additional paid in capital	1,446,223	1,371,223
Retained earnings	486,763	438,007
Accumulated other comprehensive loss	(1,290)	(1,281)
Total common stockholder’s equity	1,931,696	1,807,949
Total liabilities and equity	$5,379,467	$4,994,443

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands of dollars, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2013	100	$—	$1,005,463	$359,389	$(1,161)	$1,363,691
Net income				129,852		129,852
Other comprehensive income					172	172
Common dividends declared to parent				(93,243)		(93,243)
Contribution of capital by parent			160,000			160,000
Balance at Dec. 31, 2014	100	$—	$1,165,463	$395,998	$(989)	$1,560,472
Net income				127,263		127,263
Other comprehensive loss					(292)	(292)
Common dividends declared to parent				(85,254)		(85,254)
Contribution of capital by parent			205,760			205,760
Balance at Dec. 31, 2015	100	$—	$1,371,223	$438,007	$(1,281)	$1,807,949
Net income				152,157		152,157
Other comprehensive loss					(9)	(9)
Common dividends declared to parent				(103,401)		(103,401)
Contribution of capital by parent			75,000			75,000
Balance at Dec. 31, 2016	100	$—	$1,446,223	$486,763	$(1,290)	$1,931,696

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CAPITALIZATION
(amounts in thousands of dollars, except share data)

	Dec. 31
	2016	2015
Long-Term Debt
First Mortgage Bonds, Series due:
June 15, 2024, 3.3%	$350,000	$350,000
Aug. 15, 2041, 4.5%	400,000	400,000
Aug. 15, 2046, 3.4%	300,000	—
Unsecured Senior E Notes, due Oct. 1, 2016, 5.6%	—	200,000
Unsecured Senior G Notes, due Dec. 1, 2018, 8.75%	250,000	250,000
Unsecured Senior C and D Notes, due Oct. 1, 2033, 6%	100,000	100,000
Unsecured Senior F Notes, due Oct. 1, 2036, 6%	250,000	250,000
Unamortized premium	365	605
Unamortized debt expense	(14,507)	(12,083)
Total	1,635,858	1,538,522
Less current maturities	—	200,000
Total long-term debt	$1,635,858	$1,338,522

Common Stockholder’s Equity
Common stock — 200 shares authorized of $1.00 par value, 100 shares outstanding at Dec. 31, 2016 and 2015, respectively	$—	$—
Additional paid in capital	1,446,223	1,371,223
Retained earnings	486,763	438,007
Accumulated other comprehensive loss	(1,290)	(1,281)
Total common stockholder’s equity	$1,931,696	$1,807,949

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

Certain rate rider mechanisms qualify as alternative revenue programs under generally accepted accounting principles. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety, or other mandate. When certain criteria are met, revenue is recognized equal to the revenue requirement, including return on rate base items, for the qualified mechanisms. The mechanisms are revised periodically for differences between the total amount collected under the riders and the revenue recognized, which may increase or decrease the level of revenue collected from customers.

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

SPS records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was 2.7, 2.6 and 2.5 percent for the years ended Dec. 31, 2016, 2015 and 2014, respectively.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Fair Value Measurements — SPS presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, SPS may use quoted prices for similar contracts or internally prepared valuation models to determine fair value. See Note 9 for further discussion.

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

Reclassifications — Due to adoption of new accounting pronouncements, certain previously reported amounts have been reclassified to conform to the current year presentation. See Note 2 for further discussion of recently adopted accounting pronouncements.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2016 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. SPS expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs in the statements of income. SPS has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination of whether receipts of non-refundable contributions in aid of construction should be recognized as revenues or may continue to be recorded as reductions to property, plant and equipment. Also, it is yet to be determined whether and how much an evaluation of the collectability of regulated electric revenues will impact the amounts of revenue recognized upon delivery. SPS currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS is currently evaluating the impact of adopting ASU No. 2016-01 on its financial statements.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. SPS is currently evaluating the impact of adopting ASU No. 2016-02 on its financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. SPS implemented the new guidance as required on Jan. 1, 2016, and as a result, $12.1 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a NAV methodology in the fair value hierarchy. SPS implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its financial statements. For related disclosures, see Note 7 to the financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No. 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. SPS early adopted the new guidance in the fourth quarter of 2016 and as a result $35.7 million of current deferred income taxes were retrospectively reclassified to long-term deferred income tax liabilities on the balance sheet as of Dec. 31, 2015.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU No. 2016-09), which simplifies accounting and financial statement presentation for share-based payment transactions. The guidance requires that the difference between the tax deduction available upon settlement of share-based equity awards and the tax benefit accumulated over the vesting period be recognized as an adjustment to income tax expense. SPS adopted the guidance in 2016, and the implementation did not have a material impact on its financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$80,569	$77,054
Less allowance for bad debts	(6,379)	(5,888)
	$74,190	$71,166

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$25,453	$24,888
Fuel	13,052	12,658
	$38,505	$37,546

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$6,362,189	$5,933,764
Construction work in progress	260,327	236,697
Total property, plant and equipment	6,622,516	6,170,461
Less accumulated depreciation	(1,926,697)	(1,821,638)
	$4,695,819	$4,348,823

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$100
Amount outstanding at period end	—
Average amount outstanding	20
Maximum amount outstanding	64
Weighted average interest rate, computed on a daily basis	0.83%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$100	$100	$100
Amount outstanding at period end	—	—	16
Average amount outstanding	28	21	9
Maximum amount outstanding	100	100	100
Weighted average interest rate, computed on a daily basis	0.67%	0.40%	0.22%
Weighted average interest rate at end of period	N/A	N/A	0.45

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$400
Amount outstanding at period end	50
Average amount outstanding	19
Maximum amount outstanding	75
Weighted average interest rate, computed on a daily basis	0.74%
Weighted average interest rate at period end	0.95

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$400	$400	$400
Amount outstanding at period end	50	15	37
Average amount outstanding	43	100	83
Maximum amount outstanding	140	246	241
Weighted average interest rate, computed on a daily basis	0.67%	0.46%	0.26%
Weighted average interest rate at end of period	0.95	0.60	0.47

Letters of Credit — SPS may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2016 and 2015, there were $5.0 million and $7.0 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Amended Credit Agreement — In June 2016, SPS entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $400 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margins on this line of credit was reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the line of credit, was reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

SPS has the right to request an extension of the termination date for two additional one-year periods. The extension requests are subject to majority bank group approval.

Other features of SPS’ credit facility include:

•	The credit facility may be increased by up to $50 million.

•
The credit facility has a financial covenant requiring that SPS’ debt-to-total capitalization ratio be less than or equal to 65 percent. SPS was in compliance as its debt-to-total capitalization ratio was 47 percent and 46 percent at Dec. 31, 2016 and 2015, respectively. If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides SPS will be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15 percent of SPS’ total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	SPS was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2016 and 2015.

At Dec. 31, 2016, SPS had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$400	$55.0	$345.0

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at Dec. 31, 2016 and 2015.

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

In 2016, SPS issued $300 million of 3.4 percent first mortgage bonds due Aug. 15, 2046. In 2015, SPS issued $200 million of 3.3 percent first mortgage bonds due June 15, 2024.

During the next five years, SPS has long-term debt maturities of $250 million due in 2018.

Deferred Financing Costs — Deferred financing costs of approximately $14.5 million and $12.1 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2016 and 2015, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — SPS’ dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. SPS’ state regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc. by requiring an equity-to-total capitalization ratio (excluding short-term debt) between 45.0 percent and 55.0 percent. In addition, SPS may not pay a dividend that would cause it to lose its investment grade bond rating. SPS’ equity-to-total capitalization ratio (excluding short-term debt) was 54.1 percent at Dec. 31, 2016 and $487 million in retained earnings was not restricted.

5.	Preferred Stock

SPS has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$1.00	None

6.	Income Taxes

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

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

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the IRS commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Dec. 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’ proposed adjustment of the carryback claims. SPS is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013. Subsequent to year-end, the IRS proposed an adjustment to tax years 2012 through 2013 that may impact Xcel Energy’s NOL and tax credit carryforwards and ETR. However, Xcel Energy is continuing to evaluate the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2016, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In February 2016, Texas began an audit of years 2009 and 2010. As of Dec. 31, 2016, Texas had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$4.5	$2.6
Unrecognized tax benefit — Temporary tax positions	24.2	22.1
Total unrecognized tax benefit	$28.7	$24.7

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2016	2015	2014
Balance at Jan. 1	$24.7	$13.2	$4.1
Additions based on tax positions related to the current year	1.4	4.2	8.6
Reductions based on tax positions related to the current year	—	(0.6)	—
Additions for tax positions of prior years	3.9	9.0	2.3
Reductions for tax positions of prior years	(1.3)	(1.1)	(0.3)
Settlements with taxing authorities	—	—	(0.2)
Lapse of applicable statutes of limitations	—	—	(1.3)
Balance at Dec. 31	$28.7	$24.7	$13.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.9)	$(5.0)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Texas audit progresses, and other state audits resume. As the IRS Appeals, IRS audit, and Texas audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $10 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	2016	2015	2014
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$(0.1)	$—
Interest (expense) income related to unrecognized tax benefits	(0.9)	0.1	(0.1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(0.9)	$—	$(0.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2016, 2015, or 2014.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2016	2015
Federal NOL carryforward	$275	$306
Federal tax credit carryforwards	4	3
State NOL carryforwards	60	79
Valuation allowances for state NOL carryforwards	—	(11)

The federal carryforward periods expire between 2021 and 2036. The state carryforward periods expire between 2017 and 2035.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	1.5	2.6	3.4
Change in unrecognized tax benefits	0.8	0.5	0.2
Regulatory differences — utility plant items	(1.0)	(0.8)	(1.6)
Tax credits recognized, net of federal income tax expense	(0.5)	(0.3)	(0.4)
Other, net	(0.7)	0.1	0.1
Effective income tax rate	35.1%	37.1%	36.7%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Current federal tax benefit	$(40,853)	$(1,327)	$(57,201)
Current state tax (benefit) expense	(2,929)	2,448	2,512
Current change in unrecognized tax expense	3,126	11,281	6,715
Deferred federal tax expense	116,404	67,640	121,882
Deferred state tax expense	7,757	5,399	8,025
Deferred change in unrecognized tax benefit	(1,178)	(10,203)	(6,390)
Deferred investment tax credits	(213)	(213)	(341)
Total income tax expense	$82,114	$75,025	$75,202

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Deferred tax expense excluding items below	$128,393	$63,453	$124,875
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(5,416)	(780)	(1,262)
Tax benefit (expense) allocated to other comprehensive income and other	6	163	(96)
Deferred tax expense	$122,983	$62,836	$123,517

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Deferred tax liabilities:
Differences between book and tax bases of property	$1,034,675	$945,142
Employee benefits	42,239	50,097
Other	35,975	18,260
Total deferred tax liabilities	$1,112,889	$1,013,499
Deferred tax assets:
NOL carryforward	$100,179	$112,060
Deferred fuel costs	10,226	23,127
Regulatory liabilities	3,380	10,480
Other	9,967	7,088
Total deferred tax assets	$123,752	$152,755
Net deferred tax liability	$989,137	$860,744

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

Xcel Energy, which includes SPS, offers various benefit plans to its employees. Approximately 67 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2016, SPS had 833 bargaining employees covered under a collective-bargaining agreement, which expired in October 2014. While collective bargaining is ongoing, the terms and conditions of the expired agreement are automatically extended.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in commingled funds, equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with a few days’ notice to annually with 90 days’ notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Depending on the fund, unscheduled distributions from real estate investments may require approval of the fund or may be redeemed with proper notice, which is typically quarterly with 45-90 days’ notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to SPS funded by SPS’ operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2016 and 2015 were $43.5 million and $41.8 million, respectively, of which $2.5 million and $2.6 million were attributable to SPS. In 2016 and 2015, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $7.9 million and $9.5 million, respectively, of which $0.2 million and $0.3 million were attributable to SPS.

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to SPS will be supplemented by SPS operating cash flows as determined necessary. The amount of rabbi trust funding attributable to SPS is immaterial. Also in 2016, Xcel Energy amended the deferred compensation plan to provide eligible participants the ability to diversify deferred settlements of equity awards, other than time-based equity awards, into various fund options.

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

•	Investment returns in 2016 were below the assumed level of 6.78 percent;

•	Investment returns in 2015 were below the assumed level of 7.22 percent;

•	Investment returns in 2014 were above the assumed level of 6.90 percent; and

•	In 2017, SPS’ expected investment-return assumption is 6.80 percent.

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

The following table presents the target pension asset allocations for SPS at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	36%	36%
Long-duration fixed income and interest rate swap securities	31	31
Short-to-intermediate fixed income securities	15	12
Alternative investments	16	19
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, SPS’ pension plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$29,237	$—	$—	$—	$29,237
Commingled funds:
U.S. equity funds	—	—	—	62,899	62,899
Non U.S. equity funds	—	—	—	46,403	46,403
U.S. corporate bond funds	—	—	—	41,226	41,226
Emerging market equity funds	—	—	—	24,637	24,637
Emerging market debt funds	—	—	—	20,399	20,399
Commodity funds	—	—	—	2,876	2,876
Private equity investments	—	—	—	12,098	12,098
Real estate	—	—	—	23,232	23,232
Other commingled funds	—	—	—	28,247	28,247
Debt securities:
Government securities	—	38,105	—	—	38,105
U.S. corporate bonds	—	36,293	—	—	36,293
Non U.S. corporate bonds	—	5,818	—	—	5,818
Mortgage-backed securities	—	821	—	—	821
Asset-backed securities	—	389	—	—	389
Equity securities:
U.S. equities	10,477	—	—	—	10,477
Other	—	(2,762)	—	—	(2,762)
Total	$39,714	$78,664	$—	$262,017	$380,395

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$22,999	$—	$—	$—	$22,999
Derivatives	—	553	—	—	553
Commingled funds:
U.S. equity funds	—	—	—	55,533	55,533
Non U.S. equity funds	—	—	—	53,449	53,449
U.S. corporate bond funds	—	—	—	32,020	32,020
Emerging market equity funds	—	—	—	23,891	23,891
Emerging market debt funds	—	—	—	23,169	23,169
Commodity funds	—	—	—	7,884	7,884
Private equity investments	—	—	—	19,114	19,114
Real estate	—	—	—	27,690	27,690
Other commingled funds	—	—	—	29,793	29,793
Debt securities:
Government securities	—	37,495	—	—	37,495
U.S. corporate bonds	—	28,826	—	—	28,826
Non U.S. corporate bonds	—	4,626	—	—	4,626
Asset-backed securities	—	323	—	—	323
Equity securities:
U.S. equities	13,492	—	—	—	13,492
Other	—	(1,944)	—	—	(1,944)
Total	$36,491	$69,879	$—	$272,543	$378,913

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2016	2015
Accumulated Benefit Obligation at Dec. 31	$453,317	$429,726

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$467,394	$500,690
Service cost	9,761	11,006
Interest cost	21,259	20,184
Actuarial loss (gain)	25,053	(35,154)
Transfer to other plan	(3,305)	(2,843)
Benefit payments	(36,561)	(26,489)
Obligation at Dec. 31	$483,601	$467,394

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$378,913	$402,269
Actual return (loss) on plan assets	23,306	(6,013)
Employer contributions	18,088	11,651
Transfer to other plan	(3,351)	(2,505)
Benefit payments	(36,561)	(26,489)
Fair value of plan assets at Dec. 31	$380,395	$378,913

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status (a)	$(103,206)	$(88,481)

(a)	Amounts are recognized in noncurrent liabilities on SPS’ balance sheets.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$247,381	$236,107

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$13,524	$13,690
Noncurrent regulatory assets	233,857	222,417
Total	$247,381	$236,107

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.66%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP-2014	RP-2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) and projection scale (MP-2014) that increased the overall life expectancy of males and females. On Dec. 31, 2014 SPS adopted the RP-2014 table, with modifications, based on its population and specific experience and a modified MP-2014 projection scale. During 2016, a new projection table was released (MP-2016).  In 2016, SPS adopted a modified version of the MP-2016 table and will continue to utilize the RP-2014 base table, modified for company experience.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2014 through 2017 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150.0 million in January 2017, of which $23.0 million was attributable to SPS;

•	$125.2 million in 2016, of which $18.1 million was attributable to SPS

•	$90.1 million in 2015, of which $11.7 million was attributable to SPS; and

•	$130.6 million in 2014, of which $4.9 million was attributable to SPS.

For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

Plan Amendments — In 2016 and 2015, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of SPS’ net periodic pension cost were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$9,761	$11,006	$9,184
Interest cost	21,259	20,184	20,444
Expected return on plan assets	(27,602)	(28,610)	(26,179)
Amortization of prior service cost	—	39	54
Amortization of net loss	11,986	15,087	13,326
Net periodic pension cost	15,404	17,706	16,829
Credits not recognized due to effects of regulation	2,042	2,597	3,170
Net benefit cost recognized for financial reporting	$17,446	$20,303	$19,999

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.66%	4.11%	4.75%
Expected average long-term increase in compensation level	4.00	3.75	3.75
Expected average long-term rate of return on assets	6.78	7.22	6.90

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to SPS were $4.4 million, $4.8 million and $4.1 million in 2016, 2015 and 2014, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2017 pension cost calculations is 6.80 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including SPS, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for SPS was approximately $2.8 million in 2016, and $2.6 million in 2015 and 2014.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and SPS at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$1,966	$—	$—	$—	$1,966
Insurance contracts	—	4,519	—	—	4,519
Commingled funds:
U.S. equity funds	—	—	—	5,208	5,208
U.S fixed income funds	—	—	—	2,593	2,593
Emerging market debt funds	—	—	—	2,911	2,911
Other commingled funds	—	—	—	5,258	5,258
Debt securities:
Government securities	—	3,611	—	—	3,611
U.S. corporate bonds	—	5,962	—	—	5,962
Non U.S. corporate bonds	—	1,653	—	—	1,653
Asset-backed securities	—	1,810	—	—	1,810
Mortgage-backed securities	—	2,748	—	—	2,748
Equity securities:
Non U.S. equities	3,919	—	—	—	3,919
Other	—	139	—	—	139
Total	$5,885	$20,442	$—	$15,970	$42,297

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$1,873	$—	$—	$—	$1,873
Insurance contracts	—	4,501	—	—	4,501
Commingled funds:
U.S. equity funds	—	—	—	3,643	3,643
Non U.S. equity funds	—	—	—	3,204	3,204
U.S fixed income funds	—	—	—	2,311	2,311
Emerging market equity funds	—	—	—	1,058	1,058
Emerging market debt funds	—	—	—	3,401	3,401
Other commingled funds	—	—	—	5,910	5,910
Debt securities:
Government securities	—	3,742	—	—	3,742
U.S. corporate bonds	—	5,710	—	—	5,710
Non U.S. corporate bonds	—	1,239	—	—	1,239
Asset-backed securities	—	2,736	—	—	2,736
Mortgage-backed securities	—	3,396	—	—	3,396
Other	—	(40)	—	—	(40)
Total	$1,873	$21,284	$—	$19,527	$42,684

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for SPS is presented in the following table:

(Thousands of Dollars)	2016	2015
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$40,864	$44,342
Service cost	775	954
Interest cost	1,821	1,745
Medicare subsidy reimbursements	31	45
Plan participants’ contributions	653	687
Actuarial loss (gain)	1,293	(3,793)
Benefit payments	(3,577)	(3,116)
Obligation at Dec. 31	$41,860	$40,864

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$42,684	$45,356
Actual return (loss) on plan assets	1,978	(421)
Plan participants’ contributions	653	687
Employer contributions	559	178
Benefit payments	(3,577)	(3,116)
Fair value of plan assets at Dec. 31	$42,297	$42,684

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status (a)	$437	$1,820

(a)	Amounts are recognized in noncurrent assets on SPS’ balance sheet as of Dec. 31, 2016 and 2015.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit:
Net gain	$(12,595)	$(14,870)
Prior service credit	(2,630)	(3,031)
Total	$(15,225)	$(17,901)

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Credit Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory liabilities	$(1,004)	$(985)
Noncurrent regulatory liabilities	(14,221)	(16,916)
Total	$(15,225)	$(17,901)

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.65%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	5.50%	6.00%

Effective Jan. 1, 2017, the initial medical trend rate was decreased from 6.0 percent to 5.5 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is two years. Xcel Energy Inc. and SPS base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on SPS:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$3,979	$(3,389)
Service and interest components	273	(231)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes SPS, contributed $17.9 million, $18.3 million and $17.1 million during 2016, 2015 and 2014, respectively, of which $0.6 million, $0.2 million and $0.2 million were attributable to SPS. Xcel Energy expects to contribute approximately $11.8 million during 2017, of which amounts attributable to SPS will be zero.

Plan Amendments — In 2016 and 2015, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of SPS’ net periodic postretirement benefit costs were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$775	$954	$1,246
Interest cost	1,821	1,745	2,572
Expected return on plan assets	(2,377)	(2,540)	(3,247)
Amortization of prior service credit	(401)	(401)	(401)
Amortization of net gain	(583)	(639)	(321)
Net periodic postretirement benefit credit	$(765)	$(881)	$(151)

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.65%	4.08%	4.82%
Expected average long-term rate of return on assets	5.80	5.80	7.20

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to SPS based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments — The following table lists SPS’ projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2017	$28,596	$3,420	$24	$3,396
2018	28,086	3,203	26	3,177
2019	28,545	3,008	24	2,984
2020	29,567	3,015	25	2,990
2021	29,716	3,096	26	3,070
2022-2026	156,673	14,135	148	13,987

8.	Other Income (Expense), Net

Other income (expense), net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2016	2015	2014
Interest income	$129	$129	$246
Other nonoperating income	5	11	183
Insurance policy expense	(43)	(40)	(488)
Other nonoperating expense	—	(106)	—
Other income (expense), net	$91	$(6)	$(59)

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

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

Wholesale and Commodity Trading Risk — SPS conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments, including derivatives. SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations. This could include the purchase or sale of energy or energy-related products and FTRs.

The following table details the gross notional amounts of commodity FTRs at Dec. 31, 2016 and 2015:

(Amounts in Thousands) (a)	Dec. 31, 2016	Dec. 31, 2015
MWh of electricity	2,685	6,192

(a)	Amounts are not reflective of net positions in the underlying commodities.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2016, seven of the eight most significant counterparties, comprising $50.0 million or 56 percent of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $1.9 million or 2 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on SPS’ accumulated other comprehensive loss, included in the statements of common stockholder’s equity and in the statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2016	2015	2014
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(817)	$(989)	$(1,161)
After-tax net realized losses on derivative transactions reclassified into earnings	139	172	172
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(678)	$(817)	$(989)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.2 million for the year ended Dec. 31, 2016 and $0.3 million each of the years ended Dec. 31, 2015 and 2014.

Changes in the fair value of FTRs resulting in pre-tax net gains of $3.0 million for the year ended Dec. 31, 2016 and pre-tax net losses of $3.1 million and $3.9 million for the years ended Dec. 31, 2015 and 2014, respectively, were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $2.1 million were recognized for the year ended Dec. 31, 2016 and FTR settlement losses of $1.6 million and $8.2 million were recognized for the years ended Dec. 31, 2015 and Dec. 31, 2014, recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2016, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2016:

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$3,254	$3,254	$(1,299)	$1,955
Total current derivative assets	$—	$—	$3,254	$3,254	$(1,299)	1,955
PPAs (a)						3,159
Current derivative instruments						$5,114
Noncurrent derivative assets
PPAs (a)						$22,113
Noncurrent derivative instruments						$22,113
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$1,299	$1,299	$(1,299)	$—
Total current derivative liabilities	$—	$—	$1,299	$1,299	$(1,299)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$23,513
Noncurrent derivative instruments						$23,513

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

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2016. At Dec. 31, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2016, 2015 and 2014:

	Year Ended Dec. 31
(Thousands of Dollars)	2016	2015	2014
Balance at Jan. 1	$5,060	$15,884	$9,933
Purchases	7,616	23,425	50,244
Settlements	(41,923)	(31,703)	(44,283)
Net transactions recorded during the period:
Gains (losses) recognized as regulatory assets	31,202	(2,546)	(10)
Balance at Dec. 31	$1,955	$5,060	$15,884

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2016, 2015 and 2014.

Fair Value of Long-Term Debt

As of Dec. 31, 2016 and 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2016		2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$1,635,858	$1,741,502	$1,538,522	$1,678,673

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU No. 2015-03.

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2016 and 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PUCT

Appeal of the Texas 2015 Electric Rate Case Decision — In 2014, SPS had requested an overall retail electric revenue rate increase of $64.8 million, which it subsequently revised to $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. A decision by the Texas State District Court is pending.

Texas 2016 Electric Rate Case — In February 2016, SPS filed a retail electric, base rate case in Texas with each of its Texas municipalities and the PUCT requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a historic test year ended Sept. 30, 2015, a requested ROE of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent. In September 2016, SPS revised its requested rate increase to $61.5 million and along with recovery of rate case expenses made for an overall revised request of $65.5 million.

In December 2016, SPS reached an unopposed settlement that resolves all issues in the rate case. The following table reflects the total estimated impact:

(Millions of Dollars)	Settlement
Base rate increase, retroactive to July 20, 2016	$35.2
Power factor revenues (a)	12.6
Rate case expenses to be addressed in a separate proceeding	4.0
Total estimated impact	$51.8

(a)
SPS’ request assumed customers would adjust their power factors, which would reduce revenue. To the extent power factor revenues are less than $12.6 million, a mechanism will be established to ensure SPS recovers this amount and effectively offset lower anticipated power factor charges.

Additional key terms are as follows:

•	SPS’ next TCRF application will have a cap of $19 million in additional annual revenue and parties will make reasonable efforts to obtain PUCT approval within 100 days of SPS’ initial filing;

•	No disallowance of SPS’ requested capital additions; and

•	No restrictions on filing future rate cases or rate riders.

Pursuant to legislation passed in Texas in 2015, the final rates established in the case will be effective retroactive to July 20, 2016. In December 2016, an ALJ approved interim rates, effective as of Dec. 10, 2016. In the fourth quarter of 2016, SPS deferred certain costs associated with this rate case. In January 2017, the PUCT approved the settlement and no refund of interim rates was necessary. SPS expects to file a surcharge to recover the additional revenue associated with final rates, for the period of July 20, 2016 through Dec. 9, 2016, by the third quarter of 2017.

Texas 2016 TCRF Application — In February 2017, SPS filed an application with the PUCT to recover additional annual revenue of approximately $16.1 million through its TCRF, or 1.79 percent. The filing is based upon expenses and investments through Dec. 31, 2016. Based on the settlement agreement approved in the Texas 2016 electric rate case, SPS expects a PUCT decision and implementation of TCRF rates by mid-2017.

Pending Regulatory Proceedings — NMPRC

New Mexico 2016 Electric Rate Case — In November 2016, SPS filed an electric rate case with the NMPRC for an increase in base rates of approximately $41.4 million, representing a total revenue increase of approximately 10.9 percent. The rate filing is based on a future test year ending June 30, 2018, a requested return on equity of 10.1 percent, an equity ratio of 53.97 percent and an electric rate base of approximately $832 million.

SPS has excluded fuel and purchased power costs from base rates. This base rate case also takes into account the decline in sales of 380 MW in 2017 from certain wholesale customers and seeks to adjust the service life of SPS’ Tolk power plant to a remaining life of 2030 based on the investments to provide cooling water and the risks of investments in additional environmental controls.

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	Request
Capital expenditures	$20.1
Allocator changes, including wholesale load reductions	11.5
Transmission expense, net of revenue, including charges paid to SPP for construction of regionally shared transmission projects	4.7
Depreciation, including adjustment of service life for the Tolk generating station	3.6
Rate case expenses	1.1
Other, net	0.4
Requested rate increase	$41.4

Key dates in the procedural schedule are as follows:

•	Deadline for settlement — Feb. 28, 2017;

•	Staff and intervenor testimony — April 14, 2017;

•	Rebuttal testimony — May 3, 2017;

•	Hearings — May 15, 2017; and

•	An NMPRC decision and implementation of final rates is anticipated in the second half of 2017.

Pending Regulatory Proceedings — FERC

SPP Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded, or “sponsored,” transmission upgrades may be recovered, in part, from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to collect charges since 2008, but SPP had not been charging its customers any amounts attributable to these upgrades.

In April 2016, SPP filed a request with the FERC for a waiver that would allow SPP to recover the charges not billed since 2008.  The FERC approved the waiver request in July 2016.  SPS and certain other parties requested rehearing of the FERC order.  Amounts due to SPP are expected to be paid over a five-year period commencing November 2016 under an optional payment plan that was approved by the FERC in September 2016 and elected by SPS in October 2016. In October 2016, SPS filed applications for deferred accounting and future recovery of related costs in Texas and New Mexico. In November 2016, SPP billed SPS a net amount, for the period from 2008 through August 2016, of $12.8 million for these charges. In December 2016, SPS’ New Mexico application was consolidated with its base rate case and SPS’ Texas application was referred to the ALJ for hearing. A decision is expected in the first half of 2017. SPS anticipates these costs will be recoverable through regulatory mechanisms.

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

Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2017 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for SPS under these contracts as of Dec. 31, 2016, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2017	$195.2	$16.7	$22.8
2018	—	—	20.8
2019	—	—	21.4
2020	—	—	21.4
2021	—	—	16.3
Thereafter	—	—	58.2
Total	$195.2	$16.7	$160.9

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

Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $56.8 million, $56.7 million and $52.4 million in 2016, 2015 and 2014, respectively. At Dec. 31, 2016, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity
2017	$58.0
2018	57.0
2019	19.4
2020	11.6
2021	11.9
Thereafter	29.7
Total	$187.6

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — SPS leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, generating facilities, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $56.6 million, $54.5 million and $63.1 million for 2016, 2015 and 2014, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $50.6 million, $48.6 million and $57.1 million in 2016, 2015 and 2014, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance.

Future commitments under operating leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2017	$5.0	$51.5	$56.5
2018	5.7	50.7	56.4
2019	5.7	50.7	56.4
2020	5.6	50.7	56.3
2021	5.4	50.7	56.1
Thereafter	67.9	593.6	661.5

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2033.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, SPS purchases power from independent power producing entities for which SPS is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. In addition, certain solar PPAs provide SPS with an option to purchase emission allowances or sharing provisions related to production credits generated by the solar facility under contract. These specific PPAs create a variable interest in the independent power producing entity.

SPS has determined that certain independent power producing entities are variable interest entities. SPS is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

SPS has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. SPS had approximately 897 MW and 827 MW of capacity under long-term PPAs as of Dec. 31, 2016 and 2015, respectively, with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2041.

Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk electric generating stations from TUCO under contracts for those facilities that expire in December 2017. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.

No significant financial support has been, or is required to be provided to TUCO by SPS, other than contractual payments for delivered coal. However, the fuel contracts create a variable interest in TUCO due to SPS’ reimbursement of certain fuel procurement costs. SPS has determined that TUCO is a variable interest entity. SPS has concluded that it is not the primary beneficiary of TUCO because SPS does not have the power to direct the activities that most significantly impact TUCO’s economic performance.

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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. SPS has reviewed the final rule and does not anticipate costs of compliance will have a material impact on the results of operations, financial position or cash flows.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by June 2017.

Air
GHG Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  Under the rule, states were required to develop implementation plans by September 2016, with the possibility of an extension to September 2018, or submit to a federal plan for the state prepared by the EPA.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP was challenged by multiple parties in the D.C. Circuit Court.  In January 2016, the D.C. Circuit Court denied requests to stay the effectiveness of the rule. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. In September 2016, the D.C. Circuit Court heard oral arguments in the consolidated challenges to the CPP. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state. The states served by SPS have suspended formal planning efforts.

SPS has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which SPS operates.  If state plans do not provide credit for the investments SPS has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Until SPS has more information about SIPs or the EPA finalizes its proposed federal plan for the states that do not develop related plans, SPS cannot predict the costs of compliance with the final rule once it takes effect.  SPS believes compliance costs will be recoverable through regulatory mechanisms.  If SPS’ regulators do not allow recovery of all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Texas, using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone NAAQS and the 1997 and 2006 particulate NAAQS. As the EPA revises NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. In September 2016, the EPA adopted a final rule that reduced the ozone season emission budget for NOx in Texas by approximately 22 percent, which is expected to lead to increased costs to purchase emission allowances. In November 2016, the EPA proposed to remove Texas from the particle NAAQS program. If adopted as proposed, Texas would no longer be subject to the annual SO2 and NOx emission budgets under CSAPR. SPS does not anticipate these increased costs to purchase emission allowances will have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The BART requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce SO2, NOx and PM emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the CAIR and its successor, CSAPR. Texas’ first regional haze plan is still undergoing federal review as described below.

Actions affecting Harrington Units: Texas developed a SIP that finds the CAIR equal to BART for EGUs. As a result, no additional controls beyond CAIR compliance would be required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. The Texas Commission on Environmental Quality (TCEQ) has not utilized this option. The EPA then published a proposed rule in January 2017 that could have the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could be approximately $400 million. The EPA’s deadline to issue a final BART rule for Texas is September 2017.

Actions affecting Tolk units: In January 2016, the EPA adopted a final rule establishing a federal implementation plan for the state of Texas, which imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. SPS appealed the EPA’s decision and requested a stay of the final rule. The Fifth Circuit granted the stay and decided that the Fifth Circuit is the appropriate venue for this case. The EPA sought a remand of its order and SPS and others have opposed the terms of that remand. A decision is expected in late 2017 or early 2018. It is likely that Texas and other affected entities including SPS would continue to challenge the determinations to date.  The new Administration has not yet taken any public position regarding its views of the proposed and final regional haze regulations affecting SPS facilities in Texas.  The risk of these controls being imposed along with the risk of investments to provide cooling water to Tolk have caused SPS to seek to decrease the remaining depreciable life of the Tolk units.

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

If an area is designated nonattainment in 2020, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due by 2022, designed to achieve the NAAQS by 2025. The TCEQ could require additional SO2 controls at Harrington as part of such a plan. SPS cannot evaluate the impacts until the designation of nonattainment areas is made, and any required state plans are developed. SPS believes that should SO2 control systems be required or require upgrades for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In areas where SPS operates, current monitored air quality concentrations meet the 70 ppb level in the Texas panhandle. In documents issued with the new standard, the EPA projects this area will meet the new standard. Therefore, SPS does not expect a material impact on results of operations, financial position or cash flows.

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

An ARO was recognized for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, lithium batteries, mercury and street lighting lamps. The electric general ARO includes small obligations related to storage tanks.

In April 2015, the EPA published the final rule regulating the management and disposal of coal combustion byproducts (e.g., coal ash) as a nonhazardous waste to the Federal Register. The rule became effective in October 2015. No cash flow revisions were necessary, as a result of the final rule.

A reconciliation of SPS’ AROs for the years ended Dec. 31, 2016 and 2015 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2016	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2016 (a)
Electric plant
Steam production asbestos	$17,981	$1,089	$—	$19,070
Steam production ash containment	1,513	80	—	1,593
Electric distribution	6,559	240	—	6,799
Other	1,180	42	(21)	1,201
Total liability	$27,233	$1,451	$(21)	$28,663

(a)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2016.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2015	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2015 (a)
Electric plant
Steam production asbestos	$16,957	$1,024	$—	$17,981
Steam production ash containment	1,609	85	(181)	1,513
Electric distribution	6,327	232	—	6,559
Other	1,138	42	—	1,180
Total liability	$26,031	$1,383	$(181)	$27,233

(a)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2015.

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2016. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — SPS records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, SPS has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2016 and 2015 were $209 million and $204 million, respectively.

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

The components of regulatory assets shown on the balance sheets of SPS at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$13,986	$234,171	$15,632	$223,122
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	44,258	—	39,368
Net AROs (b)	11	Plant lives	—	24,352	—	23,014
Renewable resources and environmental initiatives	11	One to four years	3,580	2,900	3,740	2,019
Conservation programs (c)	1	One to three years	3,754	2,431	5,137	3,859
Losses on reacquired debt	4	Term of related debt	127	1,617	850	1,743
Other		Various	17,274	36,954	6,182	8,689
Total regulatory assets			$38,721	$346,683	$31,541	$301,814

(a)	Includes the non-qualified pension plan.

(b)	Includes amounts recorded for future recovery of AROs.

(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the balance sheets of SPS at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$—	$208,638	$—	$203,954
Revenue subject to refund	10	One to two years	5,093	3,602	20,647	1,080
Gain from asset sales	10	Various	—	2,530	2,640	2,584
Deferred electric energy costs	1	Less than one year	32,451	—	61,041	—
Contract valuation adjustments (a)	1, 9	Term of related contract	1,955	—	9,387	—
Renewable resources and environmental initiatives	11	One to two years	1,075	—	2,960	880
Other		Various	1,003	18,684	1,630	21,086
Total regulatory liabilities (b)			$41,577	$233,454	$98,305	$229,584

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements.
(b)    Revenue subject to refund of $0 million and $3.9 million for 2016 and 2015, respectively, is included in other current liabilities.

At Dec. 31, 2016 and 2015, approximately $65 million and $25 million of SPS’ regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2016 and 2015 were as follows:

	Year Ended Dec. 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive loss before reclassifications	—	(148)	(148)
Losses reclassified from net accumulated other comprehensive loss	139	—	139
Net current period other comprehensive income (loss)	139	(148)	(9)
Accumulated other comprehensive loss at Dec. 31	$(678)	$(612)	$(1,290)

	Year Ended Dec. 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(989)	$—	$(989)
Other comprehensive loss before reclassifications	—	(464)	(464)
Losses reclassified from net accumulated other comprehensive loss	172	—	172
Net current period other comprehensive income (loss)	172	(464)	(292)
Accumulated other comprehensive loss at Dec. 31	$(817)	$(464)	$(1,281)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2016		Year Ended Dec. 31, 2015
Losses on cash flow hedges:
Interest rate derivatives	$219	(a)	$269	(a)
Total, pre-tax	219		269
Tax benefit	(80)		(97)
Total amounts reclassified, net of tax	$139		$172

(a)	Included in interest charges.

14.	Related Party Transactions

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

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2016	2015	2014
Operating revenues:
Electric	$56	$—	$23
Operating expenses:
Purchased power	8,809	8,632	9,614
Other operating expenses — paid to Xcel Energy Services Inc.	188,175	197,134	145,917
Interest expense	189	156	73
Interest income	—	6	3

Accounts receivable and payable with affiliates at Dec. 31 were:

	2016		2015
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$935	$—	$1,066	$—
NSP-Wisconsin	—	333	—	71
PSCo	—	745	—	414
Other subsidiaries of Xcel Energy Inc.	14	13,336	13	28,650
	$949	$14,414	$1,079	$29,135

15.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$390,839	$440,445	$554,926	$464,749
Operating income	53,569	68,386	122,362	62,964
Net income	22,523	32,211	68,346	29,077

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$423,829	$422,985	$530,752	$409,652
Operating income	49,759	53,132	117,076	54,498
Net income	20,247	22,576	61,815	22,625

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

Internal Control Over Financial Reporting

No change in SPS’ internal control over financial reporting has occurred during SPS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2016, on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, SPS implemented the general ledger modules of a new enterprise resource planning system to improve certain financial and related transaction processes. SPS plans to initiate deployment of work management systems modules, including the conversion of existing work management systems, to this same system during 2017. In connection with this ongoing implementation, SPS is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. SPS does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders,
which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm –
Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2016.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Statements of Comprehensive Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Statements of Cash Flows — For the three years ended Dec. 31, 2016, 2015 and 2014.
Balance Sheets — As of Dec. 31, 2016 and 2015.
Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2016, 2015 and 2014.
Statements of Capitalization — As of Dec. 31, 2016 and 2015.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2016, 2015 and 2014.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Exhibit 3(a)(2) to Form 10-K (file no. 001-03789) dated March 3, 1998).
3.02*	By-Laws of SPS as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03789)).
4.01*	Indenture dated Feb. 1, 1999 between SPS and The Chase Manhattan Bank (Exhibit 99.2 to Form 8-K (file no. 001-03789) dated Feb. 25, 1999).
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

4.11*
Supplemental Indenture dated as of Aug. 1, 2016 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 3.40 percent First Mortgage Bonds, Series No. 4 due 2046. (Exhibit 4.02 to Form 8-K of SPS dated Aug. 12, 2016 (file no. 001-03789)).

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

10.16*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.17*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.18*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.19*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.20*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.21*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.22*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. 2005 Long Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.23*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.24*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.25*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.26*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.27*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.28*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.29*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

10.30*+
Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended June 30, 2016).

10.31*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.04 to Form 8-K of Xcel Energy dated June 20, 2016 (file no. 001-03034)).

10.32*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2016).

10.33*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.33 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2016).

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

SCHEDULE II

SOUTHWESTERN PUBLIC SERVICE CO.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2016, 2015 AND 2014
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2016	$5,888	$6,066	$907	$6,482	$6,379
2015	5,839	4,655	1,036	5,642	5,888
2014	5,475	4,137	1,089	4,862	5,839

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 24, 2017	/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ DAVID T. HUDSON
Ben Fowke	David T. Hudson
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ ROBERT C. FRENZEL	/s/ JEFFREY S. SAVAGE
Robert C. Frenzel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ MARVIN E. MCDANIEL, JR.
Marvin E. McDaniel, Jr.
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.