Form 10-Q
period 2017-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2017-04-28
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $1 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION
Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4 —	Controls and Procedures	23

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	23
Item 1A —	Risk Factors	24
Item 6 —	Exhibits	24

SIGNATURES		25

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating revenues	$460,072	$390,839

Operating expenses
Electric fuel and purchased power	253,685	213,403
Operating and maintenance expenses	76,889	64,123
Demand side management program expenses	3,875	3,377
Depreciation and amortization	50,418	40,331
Taxes (other than income taxes)	16,790	16,036
Total operating expenses	401,657	337,270

Operating income	58,415	53,569

Other income, net	31	34
Allowance for funds used during construction — equity	2,135	2,337

Interest charges and financing costs
Interest charges — includes other financing costs of $581 and $820, respectively	22,738	21,932
Allowance for funds used during construction — debt	(1,339)	(1,327)
Total interest charges and financing costs	21,399	20,605

Income before income taxes	39,182	35,335
Income taxes	14,127	12,812
Net income	$25,055	$22,523

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$25,055	$22,523

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $9 and $7, respectively	15	12

Derivative instruments:
Reclassification of losses to net income, net of tax of $6 and $25, respectively	9	42
Other comprehensive income	24	54
Comprehensive income	$25,079	$22,577

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating activities
Net income	$25,055	$22,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,368	40,660
Demand side management program amortization	418	418
Deferred income taxes	33,079	25,751
Amortization of investment tax credits	(33)	(53)
Allowance for equity funds used during construction	(2,135)	(2,337)
Net derivative losses	15	67
Changes in operating assets and liabilities:
Accounts receivable	(1,486)	(2,415)
Accrued unbilled revenues	427	1,352
Inventories	7,204	6,275
Prepayments and other	(9,655)	(12,428)
Accounts payable	(7,497)	(8,684)
Net regulatory assets and liabilities	(2,636)	8,361
Other current liabilities	(5,444)	2,289
Pension and other employee benefit obligations	(22,278)	(17,201)
Change in other noncurrent assets	(306)	(653)
Change in other noncurrent liabilities	372	427
Net cash provided by operating activities	65,468	64,352

Investing activities
Utility capital/construction expenditures	(142,559)	(135,720)
Allowance for equity funds used during construction	2,135	2,337
Net cash used in investing activities	(140,424)	(133,383)

Financing activities
Repayment of short-term borrowings, net	61,000	65,000
Repayment of long-term debt	(18)	—
Borrowings under utility money pool arrangement	93,000	168,000
Repayments under utility money pool arrangement	(93,000)	(168,000)
Capital contributions from parent	45,000	16,225
Dividends paid to parent	(30,870)	(12,538)
Net cash provided by financing activities	75,112	68,687

Net change in cash and cash equivalents	156	(344)
Cash and cash equivalents at beginning of period	844	834
Cash and cash equivalents at end of period	$1,000	$490

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(14,021)	$(8,017)
Cash received for income taxes, net	9,741	405
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$38,096	$34,913

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,000	$844
Accounts receivable, net	73,840	74,190
Accounts receivable from affiliates	2,863	949
Accrued unbilled revenues	118,991	119,418
Inventories	31,301	38,505
Regulatory assets	49,409	38,721
Derivative instruments	4,351	5,114
Prepaid taxes	31,316	21,779
Prepayments and other	7,974	7,855
Total current assets	321,045	307,375

Property, plant and equipment, net	4,786,550	4,695,819

Other assets
Regulatory assets	331,017	346,683
Derivative instruments	21,323	22,113
Other	7,142	7,477
Total other assets	359,482	376,273
Total assets	$5,467,077	$5,379,467

Liabilities and Equity
Current liabilities
Short-term debt	$111,000	$50,000
Accounts payable	159,312	176,157
Accounts payable to affiliates	17,477	14,414
Regulatory liabilities	40,740	41,577
Taxes accrued	31,519	39,742
Accrued interest	25,693	19,162
Dividends payable	26,715	30,870
Derivative instruments	3,565	3,565
Other	24,980	29,703
Total current liabilities	441,001	405,190

Deferred credits and other liabilities
Deferred income taxes	1,020,256	989,137
Regulatory liabilities	232,931	233,454
Asset retirement obligations	29,039	28,663
Derivative instruments	22,622	23,513
Pension and employee benefit obligations	85,699	107,872
Other	24,311	24,084
Total deferred credits and other liabilities	1,414,858	1,406,723

Commitments and contingencies
Capitalization
Long-term debt	1,636,158	1,635,858
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2017 and Dec. 31, 2016, respectively	—	—
Additional paid in capital	1,491,223	1,446,223
Retained earnings	485,103	486,763
Accumulated other comprehensive loss	(1,266)	(1,290)
Total common stockholder’s equity	1,975,060	1,931,696
Total liabilities and equity	$5,467,077	$5,379,467

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. SPS expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. SPS has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. SPS currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities, and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. SPS has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. SPS expects that similar agreements entered after Dec. 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. SPS has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment, and that the impacts of adoption will be limited to changes in classification of non-service costs in the statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$79,982	$80,569
Less allowance for bad debts	(6,142)	(6,379)
	$73,840	$74,190

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$25,006	$25,453
Fuel	6,295	13,052
	$31,301	$38,505

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$6,447,850	$6,362,189
Construction work in progress	311,990	260,327
Total property, plant and equipment	6,759,840	6,622,516
Less accumulated depreciation	(1,973,290)	(1,926,697)
	$4,786,550	$4,695,819

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2017, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims. SPS is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the first quarter of 2017, the IRS proposed an adjustment to tax years 2012 and 2013 that could have impacted Xcel Energy’s net operating loss (NOL) and tax credit carryforwards and effective tax rate (ETR). After additional review, the IRS withdrew their proposed adjustment. As of March 31, 2017, the IRS had not proposed any other material adjustments to tax years 2012 and 2013.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2017, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, Texas began an audit of years 2009 and 2010. As of March 31, 2017, Texas had not proposed any adjustments, and there were no other state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would impact the timing of cash payment to the taxing authority.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$4.6	$4.5
Unrecognized tax benefit — Temporary tax positions	24.3	24.2
Total unrecognized tax benefit	$28.9	$28.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(6.1)	$(5.9)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Texas audit progresses, and other state audits resume. As the IRS Appeals, and IRS and Texas audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $10 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$—
Interest expense related to unrecognized tax benefits recorded during the period	(0.2)	(0.9)
Payable for interest related to unrecognized tax benefits at end of period	$(1.1)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Appeal of the Texas 2015 Electric Rate Case Decision — SPS had requested an overall retail electric revenue rate increase of $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. On March 6, 2017, the Travis County District Court denied SPS’s appeal.  On April 4, 2017, SPS appealed the District Court’s decision to the Court of Appeals.

Texas 2016 Electric Rate Case — In February 2016, SPS filed a retail electric rate case in Texas requesting an overall increase in annual base rate revenue of approximately $71.9 million, or 14.4 percent. The filing is based on a historic test year ended Sept. 30, 2015, a requested return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.7 billion, and an equity ratio of 53.97 percent. In September 2016, SPS revised its requested rate increase to $61.5 million, along with recovery of rate case expenses, for an overall revised request of $65.5 million.

In December 2016, SPS reached a settlement that resolves all issues in the rate case. The total estimated rate impact is $51.8 million. The final rates established in the case are effective retroactive to July 20, 2016. In December 2016, an Administrative Law Judge (ALJ) approved interim rates, effective as of Dec. 10, 2016. In the fourth quarter of 2016, SPS deferred certain costs associated with this rate case. In January 2017, the PUCT approved the settlement and no refund of interim rates was necessary. In April 2017, SPS filed a surcharge to recover $13.8 million for the additional revenue recovered by applying the final rates to customer billing units for the period of July 20, 2016 through Dec. 9, 2016.

Texas 2016 Transmission Cost Recovery Factor (TCRF) Application — In February 2017, SPS filed with the PUCT to recover additional annual revenue of approximately $16.1 million through its TCRF, or 1.8 percent. The filing is based upon capital transmission additions made during 2016. SPS expects a PUCT decision and implementation of TCRF rates by mid-2017.

Pending Regulatory Proceeding — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2016 Electric Rate Case — In November 2016, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $41.4 million, representing a total revenue increase of approximately 10.9 percent. The rate filing is based on a requested ROE of 10.1 percent, an equity ratio of 53.97 percent, an electric rate base of approximately $832 million and a future test year ending June 30, 2018.

SPS has excluded fuel and purchased power costs from base rates. This base rate case also takes into account the decline in sales of 380 megawatts (MW) in 2017 from certain wholesale customers and seeks to adjust the service life of SPS’ Tolk power plant to a remaining life through 2030 based on the investments to provide cooling water and the risks of investments in additional environmental controls.

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	Request
Capital expenditures	$20.1
Allocator changes, including wholesale load reductions	11.5
Transmission expense, net of revenue, including charges paid to Southwest Power Pool, Inc. (SPP) for construction of regionally shared transmission projects	4.7
Depreciation, including adjustment of service life for the Tolk generating station	3.6
Rate case expenses	1.1
Other, net	0.4
Requested rate increase	$41.4

On April 10, 2017, the hearing examiner determined that SPS’ rate filing was deficient and recommended the NMPRC extend the procedural schedule by one month and restart the suspension period once it is determined that the deficiencies are resolved. On April 19, 2017, the NMPRC ruled to dismiss SPS’ rate case and required SPS to refile a future test year rate case. SPS filed a motion for reconsideration on April 21, 2017 and the NMPRC is expected to consider that motion on May 10, 2017.
Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Southwest Power Pool, Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to collect charges since 2008, but SPP had not been charging its customers for these upgrades.

In April 2016, SPP filed a request with the FERC for a waiver that would allow SPP to recover the charges not billed since 2008.  The FERC approved the request in July 2016.  SPS and certain other parties requested rehearing of the FERC order.  In November 2016, SPP billed SPS a net amount, for the period from 2008 through August 2016, of $12.8 million for these charges, to be paid over a five-year period commencing November 2016. In October 2016, SPS filed applications for deferred accounting and future recovery of related costs in Texas and New Mexico. In December 2016, SPS’ New Mexico application was consolidated with its base rate case and in March 2017, SPS withdrew its Texas application and will address the issue in its next base rate case. SPS anticipates these SPP charges authorized by FERC will be recoverable through regulatory mechanisms.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

PPAs

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

SPS had approximately 897 MW of capacity under long-term PPAs as of March 31, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

Environmental Contingencies

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the Environmental Protection Agency (EPA) and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The final rule will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by the end of 2017.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. The executive order directs the agencies to consider interpreting the term “Waters of the U.S.” in a manner that is more narrow than the final rule. In March 2017, the EPA and the Corps published formal notice of the agencies’ intent to review the final rule and engage in further rulemaking.

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. The anticipated costs of compliance with the final rule at SPS are not expected to have a material impact on the results of operations, financial position or cash flows. SPS believes that compliance costs would be recoverable through regulatory mechanisms. Consolidated challenges to the rule are being heard by the Fifth Circuit Court of Appeals.  On April 12, 2017, the EPA issued an administrative stay to delay the ELG rule’s compliance deadlines during the pendency of the ongoing litigation in order to give the agency the opportunity to reconsider and review the rule.

Air
Greenhouse Gas (GHG) Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, the EPA issued its final rule for existing power plants.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. Parties in the litigation, who support the CPP, have filed briefs opposing the EPA’s motion. A court ruling on the EPA’s motion is expected in the second quarter of 2017.

SPS has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which SPS operates.  If state plans do not provide credit for the investments SPS has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  SPS cannot predict the costs of compliance with the final rule once it takes effect due to the uncertainty about what, if anything, the final rules may require.  SPS believes compliance costs will be recoverable through regulatory mechanisms.  If SPS’ regulators do not allow recovery of all or a part of the cost of capital investment or the operating and maintenance (O&M) costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The best available retrofit technology (BART) requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce Sulfur Dioxide (SO2), Nitrogen Oxide (NOx) and Particulate Matter (PM) emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, Cross-State Air Pollution Rule (CSAPR). Texas’ first regional haze plan is still undergoing federal review as described below. President Trump’s Administration has not yet taken any public position regarding its views of the proposed and final regional haze regulations affecting SPS facilities in Texas.

Actions affecting Harrington Units: Texas developed a State Implementation Plan (SIP) that finds the CAIR equal to BART for electric generating units (EGUs). As a result, no additional controls beyond CAIR compliance would be required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. The Texas Commission on Environmental Quality (TCEQ) has not utilized this option. The EPA then published a proposed rule in January 2017 that could have the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could be approximately $400 million. The EPA’s deadline to issue a final rule for Texas is September 2017.

Actions affecting Tolk units: In January 2016, the EPA adopted a final rule establishing a federal implementation plan for the state of Texas, which imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. SPS appealed the EPA’s decision and requested a stay of the final rule. The United States Court of Appeals for the Fifth Circuit (Fifth Circuit) granted the stay and decided that they are the appropriate venue for this case. In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, while leaving the stay in effect. The Fifth Circuit is now holding the case in abeyance until the EPA completes its reconsideration of the rule. It is likely that Texas and other affected entities including SPS would continue to challenge the determinations to date.  The risk of these controls being imposed along with the risk of investments to provide cooling water to Tolk have caused SPS to seek to decrease the remaining depreciable life of the Tolk units.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	2	28
Maximum amount outstanding	31	100
Weighted average interest rate, computed on a daily basis	0.93%	0.67%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$400	$400
Amount outstanding at period end	111	50
Average amount outstanding	107	43
Maximum amount outstanding	150	140
Weighted average interest rate, computed on a daily basis	0.96%	0.67%
Weighted average interest rate at period end	1.17	0.95

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At each of March 31, 2017 and Dec. 31, 2016, there were $5 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2017, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$116	$284

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at March 31, 2017 and Dec. 31, 2016.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value (NAV).

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

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as financial transmission rights (FTRs) purchased from SPP. FTRs purchased from a regional transmission organization (RTO) are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Fair value measurements for FTRs have been assigned a Level 3 given the limited observability of management’s forecasts for several of the inputs to this complex valuation model. Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the financial statements of SPS.

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

At March 31, 2017, accumulated other comprehensive losses related to interest rate derivatives included an immaterial amount of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at March 31, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)	March 31, 2017	Dec. 31, 2016
Megawatt hours of electricity	1,771	2,685

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, changes in the fair value of FTRs resulted in pre-tax net gains of $2.0 million and $1.3 million, respectively and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $1.2 million and $2.1 million were recognized for the three months ended March 31, 2017 and 2016, respectively, recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2017, seven of the most significant counterparties, comprising $52.2 million or 56 percent of this credit exposure, were not rated by Standard & Poor’s, Moody’s or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.2 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$2,783	$2,783	$(1,591)	$1,192
Total current derivative assets	$—	$—	$2,783	$2,783	$(1,591)	1,192
PPAs (a)						3,159
Current derivative instruments						$4,351
Noncurrent derivative assets
PPAs (a)						$21,323
Noncurrent derivative instruments						$21,323
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$1,591	$1,591	$(1,591)	$—
Total current derivative liabilities	$—	$—	$1,591	$1,591	$(1,591)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$22,622
Noncurrent derivative instruments						$22,622

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2017. At March 31, 2017, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$1,955	$5,060
Purchases	3,511	1,843
Settlements	(16,400)	(13,219)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	12,126	8,046
Balance at March 31	$1,192	$1,730

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2017 and 2016.

Fair Value of Long-Term Debt

As of March 31, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,636,158	$1,747,340	$1,635,858	$1,741,502

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Interest income	$45	$85
Other nonoperating expense	(2)	(51)
Insurance policy expense	(12)	—
Other income, net	$31	$34

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,440	$2,440	$219	$194
Interest cost	4,928	5,315	415	455
Expected return on plan assets	(6,971)	(6,901)	(589)	(594)
Amortization of prior service credit	—	—	(100)	(100)
Amortization of net loss (gain)	3,245	2,997	(155)	(146)
Net periodic benefit cost (credit)	3,642	3,851	(210)	(191)
Credits not recognized due to the effects of regulation	148	78	—	—
Net benefit cost (credit) recognized for financial reporting	$3,790	$3,929	$(210)	$(191)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $23.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2017.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(678)	$(612)	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	9	15	24
Net current period other comprehensive income	9	15	24
Accumulated other comprehensive loss at March 31	$(669)	$(597)	$(1,266)

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive income before reclassifications	—	12	12
Losses reclassified from net accumulated other comprehensive loss	42	—	42
Net current period other comprehensive income	42	12	54
Accumulated other comprehensive loss at March 31	$(775)	$(452)	$(1,227)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$15	(a)	$67	(a)
Total, pre-tax	15		67
Tax benefit	(6)		(25)
Total, net of tax	9		42
Defined benefit pension and postretirement losses:
Amortization of net loss	24	(b)	—	(b)
Total, pre-tax	24		—
Tax benefit	(9)		—
Total, net of tax	15		—
Total amounts reclassified, net of tax	$24		$42

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 and subsequent securities filings, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where SPS has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by SPS; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

SPS’ net income was approximately $25.1 million for the first quarter of March 31, 2017, compared with net income of approximately $22.5 million for 2016. Higher electric margins primarily due to rate increases in Texas and New Mexico were partially offset by increased depreciation and timing of O&M expenses.

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

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Electric revenues	$460	$391
Electric fuel and purchased power	(254)	(213)
Electric margin	$206	$178

The following tables summarize the components of the changes in electric revenues and electric margin for the first quarter of March 31, 2017:

Electric Revenues

(Millions of Dollars)	2017 vs 2016
Retail rate increases(a)	$27
Fuel and purchased power cost recovery	23
Wholesale transmission revenue, net of costs	12
Firm wholesale	3
Trading	3
Estimated impact of weather	(3)
Retail sales decline, excluding weather impact	(2)
Other, net	6
Total increase in electric revenues	$69

Electric Margin

(Millions of Dollars)	2017 vs 2016
Retail rate increases(a)	$26
Firm wholesale	3
Estimated impact of weather	(3)
Retail sales decline, excluding weather impact	(2)
Other, net	4
Total increase in electric margin	$28

(a)	The retail rate increases are due to rate proceedings in Texas and New Mexico. See Note 5 to the financial statements.

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $12.8 million, or 19.9 percent, for the first quarter of March 31, 2017, compared with 2016. The increase was driven by the deferral of certain expenses associated with the Texas 2016 electric rate case (approximately $8 million), which is offset by revenue recovery.

Depreciation and Amortization — Depreciation and amortization increased $10.1 million, or 25.0 percent, for the first quarter of March 31, 2017, compared with 2016. The increase was primarily attributable to higher average capital investments.

Income Taxes — Income tax expense increased $1.3 million, for the first quarter of March 31, 2017, compared 2016. The increase in income tax expense was primarily due to higher pretax earnings in 2017. The ETR was 36.1 percent for the first quarter of March 31, 2017, compared with 36.3 percent in 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Wind Development — During the first quarter of 2017, Xcel Energy announced plans to significantly expand its wind capacity by adding 1,230 MW of new wind generation at SPS by the end of 2020. SPS has filed to own and place in rate base 1,000 MW of these wind projects, while 230 MW would be through PPAs. If approved by the PUCT and the NMPRC, these wind projects would qualify for 100 percent of the production tax credit (PTC) and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA	Regulatory Status
Hale	478	TX	2019	SPS	Pending PUCT & NMPRC Approval
Sagamore	522	NM	2020	SPS	Pending PUCT & NMPRC Approval
Total Ownership	1,000

Bonita	230	TX	2019	PPA	Pending PUCT & NMPRC Approval
Total PPA	230

SPS has requested that the PUCT and NMPRC approve the proposed wind projects by December 2017. SPS’ total capital investment for the proposed wind ownership projects is approximately $1.6 billion for 2017-2021.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 Kilovolt (KV) Transmission Line — In March 2016, the PUCT approved SPS’ Certificate of Convenience and Necessity (CCN) for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A Certificate of Convenience and Necessity (CCN) for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2019. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment is planned to be filed later in the second quarter of 2017. The estimated project cost for all three segments is approximately $242 million.

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

In March 2017, SPS entered into an agreement to sell 400 MW of capacity to LP&L for a 2-year period from June 2019 through May 2021, providing LP&L generation supplies while the PUCT considers LP&L’s planned departure to the ERCOT. No final decision regarding LP&L’s departure or its potential timing is expected until completion of the PUCT proceedings.

Summary of Recent Federal Regulatory Developments

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and confirmed by the Senate. There are currently only two sitting commissioners.  It is uncertain when the President will appoint new commissioners or when those appointments may be confirmed.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2017, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the financial statements for further discussion of legal claims and environmental proceedings.  See Part I Item 2 and Note 5 to the financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2016, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

April 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)