Form 10-Q
period 2017-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2017-07-28
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-03789
Southwestern Public Service Company
(Exact name of registrant as specified in its charter)

New Mexico	75-0575400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

790 South Buchanan
Amarillo, Texas	79101
(Address of principal executive offices)	(Zip Code)
(303) 571-7511
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding at July 28, 2017
Common Stock, $1 par value	100 shares
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating revenues	$479,796	$440,445	$939,868	$831,284

Operating expenses
Electric fuel and purchased power	267,942	246,547	521,627	459,950
Operating and maintenance expenses	70,170	66,588	147,059	130,711
Demand side management expenses	3,691	3,239	7,566	6,616
Depreciation and amortization	46,815	40,893	97,233	81,224
Taxes (other than income taxes)	16,689	14,792	33,479	30,828
Total operating expenses	405,307	372,059	806,964	709,329

Operating income	74,489	68,386	132,904	121,955

Other income, net	136	392	167	426
Allowance for funds used during construction — equity	1,869	2,379	4,004	4,716

Interest charges and financing costs
Interest charges — includes other financing costs of $581, $813, $1,156, and $1,633, respectively	21,946	22,075	44,684	44,007
Allowance for funds used during construction — debt	(1,128)	(1,397)	(2,467)	(2,724)
Total interest charges and financing costs	20,818	20,678	42,217	41,283

Income before income taxes	55,676	50,479	94,858	85,814
Income taxes	20,314	18,268	34,441	31,080
Net income	$35,362	$32,211	$60,417	$54,734

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$35,362	$32,211	$60,417	$54,734

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $9, $6, $18 and $13, respectively	15	11	30	23

Derivative instruments:
Reclassification of losses to net income, net of tax of $6, $24, $12, and $49, respectively	10	43	19	85
Other comprehensive income	25	54	49	108
Comprehensive income	$35,387	$32,265	$60,466	$54,842

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2017	2016
Operating activities
Net income	$60,417	$54,734
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,126	81,600
Demand side management program amortization	837	837
Deferred income taxes	48,099	53,217
Amortization of investment tax credits	(66)	(106)
Allowance for equity funds used during construction	(4,004)	(4,716)
Net derivative losses	31	134
Other	10	—
Changes in operating assets and liabilities:
Accounts receivable	(12,210)	(12,997)
Accrued unbilled revenues	(16,668)	(25,690)
Inventories	5,411	5,889
Prepayments and other	7,028	30,189
Accounts payable	16,799	9,888
Net regulatory assets and liabilities	(3,477)	(3,216)
Other current liabilities	(2,896)	(4,862)
Pension and other employee benefit obligations	(21,946)	(16,357)
Change in other noncurrent assets	(373)	(373)
Change in other noncurrent liabilities	(2,351)	2,693
Net cash provided by operating activities	171,767	170,864

Investing activities
Utility capital/construction expenditures	(279,918)	(263,653)
Proceeds from insurance recoveries	—	987
Allowance for equity funds used during construction	4,004	4,716
Other	(493)	(1,174)
Net cash used in investing activities	(276,407)	(259,124)

Financing activities
Proceeds from short-term borrowings, net	56,000	10,000
Repayment of long-term debt	(18)	—
Borrowings under utility money pool arrangement	572,000	391,000
Repayments under utility money pool arrangement	(511,000)	(291,000)
Capital contributions from parent	45,000	16,225
Dividends paid to parent	(57,585)	(38,182)
Net cash provided by financing activities	104,397	88,043

Net change in cash and cash equivalents	(243)	(217)
Cash and cash equivalents at beginning of period	844	834
Cash and cash equivalents at end of period	$601	$617

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(40,450)	$(39,960)
Cash received for income taxes, net	17,213	41,170
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$34,529	$30,172

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$601	$844
Accounts receivable, net	83,852	74,190
Accounts receivable from affiliates	3,575	949
Accrued unbilled revenues	136,086	119,418
Inventories	33,094	38,505
Regulatory assets	48,773	38,721
Derivative instruments	31,824	5,114
Prepaid taxes	16,968	21,779
Prepayments and other	5,638	7,855
Total current assets	360,411	307,375

Property, plant and equipment, net	4,871,791	4,695,819

Other assets
Regulatory assets	331,501	346,683
Derivative instruments	20,533	22,113
Other	7,701	7,477
Total other assets	359,735	376,273
Total assets	$5,591,937	$5,379,467

Liabilities and Equity
Current liabilities
Short-term debt	$106,000	$50,000
Borrowings under utility money pool arrangement	61,000	—
Accounts payable	180,738	176,157
Accounts payable to affiliates	16,361	14,414
Regulatory liabilities	69,170	41,577
Taxes accrued	37,789	39,742
Accrued interest	19,228	19,162
Dividends payable	25,014	30,870
Derivative instruments	3,565	3,565
Other	26,808	29,703
Total current liabilities	545,673	405,190

Deferred credits and other liabilities
Deferred income taxes	1,036,157	989,137
Regulatory liabilities	229,479	233,454
Asset retirement obligations	29,421	28,663
Derivative instruments	21,731	23,513
Pension and employee benefit obligations	86,006	107,872
Other	21,559	24,084
Total deferred credits and other liabilities	1,424,353	1,406,723

Commitments and contingencies
Capitalization
Long-term debt	1,636,478	1,635,858
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2017 and Dec. 31, 2016, respectively	—	—
Additional paid in capital	1,491,223	1,446,223
Retained earnings	495,451	486,763
Accumulated other comprehensive loss	(1,241)	(1,290)
Total common stockholder’s equity	1,985,433	1,931,696
Total liabilities and equity	$5,591,937	$5,379,467

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. SPS expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. SPS has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$90,138	$80,569
Less allowance for bad debts	(6,286)	(6,379)
	$83,852	$74,190

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$25,748	$25,453
Fuel	7,346	13,052
	$33,094	$38,505

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$6,624,189	$6,362,189
Construction work in progress	232,817	260,327
Total property, plant and equipment	6,857,006	6,622,516
Less accumulated depreciation	(1,985,215)	(1,926,697)
	$4,871,791	$4,695,819

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2013 federal income tax returns, following extensions, expires in December 2017.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. The IRS has proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In 2016 the IRS audit team and Xcel Energy presented their cases to the Office of Appeals; however, the outcome and timing of a resolution is uncertain. SPS is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the second quarter of 2017, the IRS proposed an adjustment to tax year 2012 that may impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy is evaluating the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2017, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, Texas began an audit of years 2009 and 2010. As of June 30, 2017, Texas had not proposed any material adjustments, and there were no other state income tax audits in progress.

Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$4.7	$4.5
Unrecognized tax benefit — Temporary tax positions	24.4	24.2
Total unrecognized tax benefit	$29.1	$28.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(6.4)	$(5.9)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$—
Interest expense related to unrecognized tax benefits recorded during the period	(0.5)	(0.9)
Payable for interest related to unrecognized tax benefits at end of period	$(1.4)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to the financial statements included in to SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Public Utility Commission of Texas (PUCT)

Appeal of the Texas 2015 Electric Rate Case Decision — In 2014, SPS had requested an overall retail electric revenue rate increase of $42.1 million. In 2015, the PUCT approved an overall rate decrease of approximately $4.0 million, net of rate case expenses. In April 2016, SPS filed an appeal, with the Texas State District Court, of the PUCT’s order that had denied SPS’ request for rehearing on certain items in SPS’ Texas 2015 electric rate case related to capital structure, incentive compensation and wholesale load reductions. In March 2017, the Travis County District Court denied SPS’ appeal.  In April 2017, SPS appealed the District Court’s decision to the Court of Appeals.

Texas 2016 Transmission Cost Recovery Factor (TCRF) Application — In February 2017, SPS filed with the PUCT to recover additional annual revenue of approximately $16.1 million through its TCRF, or 1.8 percent. The filing was based upon capital transmission additions made during 2016. In June 2017, the PUCT approved TCRF rider recovery of approximately $14.4 million effective immediately.

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

On April 10, 2017, the hearing examiner determined that SPS’ rate filing was deficient and recommended the NMPRC extend the procedural schedule by approximately one month and restart the suspension period once it is determined that the deficiencies are resolved. On April 19, 2017, the NMPRC dismissed SPS’ rate case. On May 15, 2017, SPS filed a notice of appeal to the New Mexico Supreme Court. A decision from the New Mexico Supreme Court is not expected until the second or third quarter of 2018.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016, and in Notes 5 and 6 to the financial statements included in SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 897 MW of capacity under long-term PPAs as of June 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

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

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.”

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request to hold the litigation in abeyance until June 27, 2017, and is considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, to determine whether and how the court continues or ends the stay that currently applies to the CPP. On June 9, 2017, the EPA submitted a proposed rule to the Office of Management and Budget entitled “Review of the Clean Power Plan.”

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The Best Available Retrofit Technology (BART) requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce Sulfur Dioxide (SO2), Nitrogen Oxide (NOx) and particulate matter emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, Cross-State Air Pollution Rule (CSAPR). Texas’ first regional haze plan is still undergoing federal review as described below. President Trump’s Administration has not yet taken any public position regarding its views of the proposed and final regional haze regulations affecting SPS facilities in Texas.

Actions affecting Harrington Units: Texas developed a State Implementation Plan (SIP) that finds the CAIR equal to BART for electric generating units. As a result, no additional controls beyond CAIR compliance would be required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that defers its approval of CSAPR compliance as BART until the EPA considers further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. In June 2016, the EPA issued a memorandum which allows Texas to voluntarily adopt the CSAPR emission budgets limiting annual SO2 and NOx emissions and rely on those emission budgets to satisfy Texas’ BART obligations under the regional haze rules. The Texas Commission on Environmental Quality has not utilized this option. The EPA then published a proposed rule in January 2017 that could have the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could be approximately $400 million. The EPA’s deadline to issue a final rule for Texas is September 2017.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$100	$100
Amount outstanding at period end	61	—
Average amount outstanding	11	28
Maximum amount outstanding	99	100
Weighted average interest rate, computed on a daily basis	1.21%	0.67%
Weighted average interest rate at period end	1.22	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$400	$400
Amount outstanding at period end	106	50
Average amount outstanding	134	43
Maximum amount outstanding	176	140
Weighted average interest rate, computed on a daily basis	1.20%	0.67%
Weighted average interest rate at period end	1.37	0.95

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2017 and Dec. 31, 2016, there were $3 million and $5 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2017, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$109	$291

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding at June 30, 2017 and Dec. 31, 2016.

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from Southwest Power Pool Inc. (SPP). FTRs purchased from a regional transmission organization (RTO) are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

At June 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included an immaterial amount of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs at June 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)	June 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	9,326	2,685

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for the three and six months ended June 30, 2017 and $0.1 million for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017, changes in the fair value of FTRs resulted in pre-tax net gains of $0.2 million and $2.3 million, respectively, and were recognized as regulatory assets and liabilities. For the three and six months ended June 30, 2016, changes in the fair value of FTRs resulted in pre-tax net gains of $0.5 million and $1.8 million, respectively, and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $1.2 million and $2.4 million were recognized for the three and six months ended June 30, 2017, recorded to electric fuel and purchased power. For the three and six months ended June 30, 2016, FTR settlement losses of $3.1 million and $3.2 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of SPS’ own credit risk when determining the fair value of derivative liabilities, the impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the balance sheets.

SPS employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2017, seven of the most significant counterparties, comprising $50.8 million or 55 percent of this credit exposure, were not rated by Standard & Poor’s, Moody’s or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.4 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$32,492	$32,492	$(3,827)	$28,665
Total current derivative assets	$—	$—	$32,492	$32,492	$(3,827)	28,665
PPAs (a)						3,159
Current derivative instruments						$31,824
Noncurrent derivative assets
PPAs (a)						$20,533
Noncurrent derivative instruments						$20,533
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$3,827	$3,827	$(3,827)	$—
Total current derivative liabilities	$—	$—	$3,827	$3,827	$(3,827)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$21,731
Noncurrent derivative instruments						$21,731

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2017. At June 30, 2017, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at April 1	$1,192	$1,730
Purchases	35,822	1,956
Settlements	(14,098)	(7,130)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	5,749	4,514
Balance at June 30	$28,665	$1,070

	Six Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$1,955	$5,060
Purchases	39,333	3,800
Settlements	(30,498)	(14,122)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	17,875	6,332
Balance at June 30	$28,665	$1,070

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of June 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,636,478	$1,777,264	$1,635,858	$1,741,502

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$147	$94	$192	$179
Other nonoperating income (expense)	1	298	(1)	247
Insurance policy expense	(12)	—	(24)	—
Other income, net	$136	$392	$167	$426

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,440	$2,440	$219	$194
Interest cost	4,927	5,315	415	455
Expected return on plan assets	(6,971)	(6,901)	(589)	(594)
Amortization of prior service credit	—	—	(100)	(100)
Amortization of net loss (gain)	3,245	2,997	(155)	(146)
Net periodic benefit cost (credit)	3,641	3,851	(210)	(191)
Credits not recognized due to the effects of regulation	574	638	—	—
Net benefit cost (credit) recognized for financial reporting	$4,215	$4,489	$(210)	$(191)

	Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4,880	$4,880	$438	$388
Interest cost	9,855	10,630	830	910
Expected return on plan assets	(13,942)	(13,802)	(1,178)	(1,188)
Amortization of prior service credit	—	—	(200)	(200)
Amortization of net loss (gain)	6,490	5,994	(310)	(292)
Net periodic benefit cost (credit)	7,283	7,702	(420)	(382)
Credits not recognized due to the effects of regulation	722	716	—	—
Net benefit cost (credit) recognized for financial reporting	$8,005	$8,418	$(420)	$(382)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $23.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2017.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(669)	$(597)	$(1,266)
Losses reclassified from net accumulated other comprehensive loss	10	15	25
Net current period other comprehensive income	10	15	25
Accumulated other comprehensive loss at June 30	$(659)	$(582)	$(1,241)

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(775)	$(452)	$(1,227)
Other comprehensive loss before reclassifications	—	11	11
Losses reclassified from net accumulated other comprehensive loss	43	—	43
Net current period other comprehensive income	43	11	54
Accumulated other comprehensive loss at June 30	$(732)	$(441)	$(1,173)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(678)	$(612)	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	19	30	49
Net current period other comprehensive income	19	30	49
Accumulated other comprehensive loss at June 30	$(659)	$(582)	$(1,241)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive loss before reclassifications	—	23	23
Losses reclassified from net accumulated other comprehensive loss	85	—	85
Net current period other comprehensive income	85	23	108
Accumulated other comprehensive loss at June 30	$(732)	$(441)	$(1,173)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$16	(a)	$67	(a)
Total, pre-tax	16		67
Tax benefit	(6)		(24)
Total, net of tax	10		43
Defined benefit pension and postretirement losses:
Amortization of net loss	24	(b)	—	(b)
Total, pre-tax	24		—
Tax benefit	(9)		—
Total, net of tax	15		—
Total amounts reclassified, net of tax	$25		$43

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$134	(a)
Total, pre-tax	31		134
Tax benefit	(12)		(49)
Total, net of tax	19		85
Defined benefit pension and postretirement losses:
Amortization of net loss	48	(b)	—	(b)
Total, pre-tax	48		—
Tax benefit	(18)		—
Total, net of tax	30		—
Total amounts reclassified, net of tax	$49		$85

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for details regarding these benefit plans.

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

Results of Operations

SPS’ net income was approximately $60.4 million for 2017 year-to-date, compared with approximately $54.7 million for the same period in 2016. The increase is due to higher electric margins due to rate increases in Texas and New Mexico, partially offset by increased depreciation and timing of O&M expenses.

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

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Electric revenues	$940	$831
Electric fuel and purchased power	(522)	(460)
Electric margin	$418	$371

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30, 2017:

Electric Revenues

(Millions of Dollars)	2017 vs 2016
Fuel and purchased power cost recovery	$45
Retail rate increases (Texas, New Mexico)	40
Wholesale transmission revenue, net of costs	15
Demand revenue	8
Other, net	1
Total increase in electric revenues	$109

Electric Margin

(Millions of Dollars)	2017 vs 2016
Retail rate increases (Texas, New Mexico)	$40
Demand revenue	8
Renewable energy credits	2
Fuel handling	(4)
Other, net	1
Total increase in electric margin	$47

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $16.3 million, or 12.5 percent, for 2017 year-to-date. The increase was due to increases in employee benefits expense and the impact of previously deferred 2016 expenses associated with the Texas 2016 electric rate case (approximately $8 million) recognized in 2017 in connection with the settlement, offset by revenue recovery.

Depreciation and Amortization — Depreciation and amortization increased $16.0 million, or 19.7 percent, for 2017 year-to-date. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense increased $3.4 million, for 2017 year-to-date. The increase in income tax expense was primarily due to higher pretax earnings in 2017. The ETR was 36.3 percent for 2017 year-to-date, compared with 36.2 percent for the same period in 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — During the first quarter of 2017, Xcel Energy announced plans to significantly expand its wind capacity by adding 1,230 MW of new wind generation at SPS by the end of 2020. SPS has filed to own and place in rate base 1,000 MW of these wind projects, while 230 MW would be through PPAs. The PUCT and NMPRC are expected to rule on SPS’ wind projects by the end of the first quarter of 2018.

Key dates in the PUCT procedural schedule are as follows:

•	Intervenor testimony — Oct. 2, 2017;

•	Staff testimony — Oct. 9, 2017;

•	Rebuttal testimony — Oct. 23, 2017; and

•	Hearing — Nov. 6 - Nov. 17, 2017.

Key dates in the NMPRC procedural schedule are as follows:

•	Staff and intervenor testimony — Oct. 24, 2017;

•	Rebuttal testimony — Nov. 9, 2017; and

•	Hearing — Nov. 28 - Dec. 1, 2017.

If approved by the PUCT and the NMPRC, these wind projects would qualify for 100 percent of the production tax credit and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA
Hale	478	TX	2019	SPS
Sagamore	522	NM	2020	SPS
Total Ownership	1,000

Bonita	230	TX	2019	PPA
Total PPA	230

SPS’ total capital investment for the proposed wind ownership projects is approximately $1.6 billion for 2017-2020.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 Kilovolt (KV) Transmission Line — In March 2016, the PUCT approved SPS’ Certificate of Convenience and Necessity (CCN) for the 33-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A CCN for the 111-mile TUCO to Yoakum County substation segment was filed in June 2016. Assuming approval of this CCN, this segment is scheduled to be in service in 2020. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment was filed in June 2017. The estimated project cost for all three segments is approximately $242 million.

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

The PUCT has indicated there will be a two-step process regarding LP&L’s possible transfer to ERCOT. The first step will be a proceeding to determine whether the proposed transfer is in the public interest and to consider certain protections for non-LP&L customers who would be affected by LP&L’s transfer. If the PUCT determines the transfer is in the public interest, the second step will be for LP&L to file a CCN application for transmission facilities to connect with ERCOT. The PUCT asked SPP and ERCOT to perform reliability and economic studies to better understand the implications of LP&L’s proposal. SPP and ERCOT filed the studies on June 30, 2017. LP&L is expected to file an application with the PUCT for a public interest determination in August 2017. SPS intends to participate in the PUCT’s processes to protect its customers’ interests.

No final decision regarding LP&L’s departure or its potential timing is expected until completion of the PUCT proceedings.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

Status of FERC Commissioners — The FERC is normally comprised of five commissioners appointed by the President and confirmed by the Senate. There is currently only one sitting commissioner.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and certificate of public convenience and necessity for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries. SPS does not expect any disruption in operations or material delay in decisions on contested matters pending before the FERC. President Trump has submitted nominations to fill three of the vacant seats and has indicated his intent to submit one additional nomination. The three submitted nominations are pending confirmation by the full Senate.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2017, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

In 2016, SPS implemented the general ledger modules of a new enterprise resource planning system to improve certain financial and related transaction processes. SPS initiated deployment of work management systems modules and is continuing to implement additional modules including the conversion of existing work management systems to this same system during 2017. In connection with this ongoing implementation, SPS is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. SPS does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

July 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)