Form 10-Q
period 2017-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2017-10-27
CIK 92521

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

790 South Buchanan Street
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

Class	Outstanding at Oct. 27, 2017
Common Stock, $1 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION
Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4 —	Controls and Procedures	24

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	25
Item 1A —	Risk Factors	25
Item 6 —	Exhibits	26

SIGNATURES		27

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Operating revenues	$551,623	$554,926	$1,491,491	$1,386,210

Operating expenses
Electric fuel and purchased power	294,400	297,587	816,027	757,537
Operating and maintenance expenses	66,289	71,699	213,348	202,410
Demand side management expenses	4,236	5,663	11,802	12,279
Depreciation and amortization	47,548	42,026	144,781	123,250
Taxes (other than income taxes)	16,743	15,589	50,222	46,417
Total operating expenses	429,216	432,564	1,236,180	1,141,893

Operating income	122,407	122,362	255,311	244,317

Other income, net	285	137	452	563
Allowance for funds used during construction — equity	2,453	2,632	6,457	7,348

Interest charges and financing costs
Interest charges — includes other financing costs of $625, $828, $1,781, and $2,461, respectively	21,444	23,343	66,128	67,350
Allowance for funds used during construction — debt	(1,349)	(1,422)	(3,816)	(4,146)
Total interest charges and financing costs	20,095	21,921	62,312	63,204

Income before income taxes	105,050	103,210	199,908	189,024
Income taxes	37,269	34,864	71,710	65,944
Net income	$67,781	$68,346	$128,198	$123,080

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Net income	$67,781	$68,346	$128,198	$123,080

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $9, $6, $27 and $19, respectively	16	12	46	35

Derivative instruments:
Reclassification of losses to net income, net of tax of $6, $25, $18 and $74, respectively	10	44	29	129
Other comprehensive income	26	56	75	164
Comprehensive income	$67,807	$68,402	$128,273	$123,244

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2017	2016
Operating activities
Net income	$128,198	$123,080
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	144,664	123,820
Demand side management program amortization	1,255	1,255
Deferred income taxes	101,388	99,882
Amortization of investment tax credits	(99)	(160)
Allowance for equity funds used during construction	(6,457)	(7,348)
Net derivative losses	47	203
Other	9	122
Changes in operating assets and liabilities:
Accounts receivable	(25,134)	(22,160)
Accrued unbilled revenues	(13,682)	(18,307)
Inventories	(2,845)	(1,491)
Prepayments and other	19,361	24,172
Accounts payable	7,817	19,690
Net regulatory assets and liabilities	24,856	(18,480)
Other current liabilities	19,748	18,989
Pension and other employee benefit obligations	(21,638)	(15,606)
Change in other noncurrent assets	(1,697)	(537)
Change in other noncurrent liabilities	(18,690)	3,916
Net cash provided by operating activities	357,101	331,040

Investing activities
Utility capital/construction expenditures	(400,957)	(371,994)
Proceeds from insurance recoveries	—	987
Allowance for equity funds used during construction	6,457	7,348
Investments in utility money pool arrangement	—	(75,000)
Repayments from utility money pool arrangement	—	75,000
Other	(493)	(1,174)
Net cash used in investing activities	(394,993)	(364,833)

Financing activities
Proceeds from short-term borrowings, net	(50,000)	(15,000)
Proceeds from issuance of long-term debt, net	442,651	296,152
Borrowings under utility money pool arrangement	323,000	505,000
Repayments under utility money pool arrangement	(323,000)	(505,000)
Capital contributions from parent	45,000	16,225
Repayment of long-term debt, including reacquisition premiums	(271,613)	—
Dividends paid to parent	(82,599)	(57,570)
Net cash provided by financing activities	83,439	239,807

Net change in cash and cash equivalents	45,547	206,014
Cash and cash equivalents at beginning of period	844	834
Cash and cash equivalents at end of period	$46,391	$206,848

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(58,581)	$(47,787)
Cash received for income taxes, net	37,899	49,402
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$40,861	$25,445

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$46,391	$844
Accounts receivable, net	96,614	74,190
Accounts receivable from affiliates	3,737	949
Accrued unbilled revenues	133,100	119,418
Inventories	41,350	38,505
Regulatory assets	38,021	38,721
Derivative instruments	23,597	5,114
Prepaid taxes	3,233	21,779
Prepayments and other	7,040	7,855
Total current assets	393,083	307,375

Property, plant and equipment, net	4,947,114	4,695,819

Other assets
Regulatory assets	343,685	346,683
Derivative instruments	19,743	22,113
Other	12,193	7,477
Total other assets	375,621	376,273
Total assets	$5,715,818	$5,379,467

Liabilities and Equity
Current liabilities
Short-term debt	$—	$50,000
Accounts payable	183,437	176,157
Accounts payable to affiliates	11,935	14,414
Regulatory liabilities	70,355	41,577
Taxes accrued	56,386	39,742
Accrued interest	21,430	19,162
Dividends payable	26,166	30,870
Derivative instruments	3,565	3,565
Other	27,723	29,703
Total current liabilities	400,997	405,190

Deferred credits and other liabilities
Deferred income taxes	1,090,921	989,137
Regulatory liabilities	222,956	233,454
Asset retirement obligations	29,808	28,663
Derivative instruments	20,840	23,513
Pension and employee benefit obligations	86,291	107,872
Other	8,307	24,084
Total deferred credits and other liabilities	1,459,123	1,406,723

Commitments and contingencies
Capitalization
Long-term debt	1,829,965	1,635,858
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2017 and Dec. 31, 2016, respectively	—	—
Additional paid in capital	1,489,882	1,446,223
Retained earnings	537,066	486,763
Accumulated other comprehensive loss	(1,215)	(1,290)
Total common stockholder’s equity	2,025,733	1,931,696
Total liabilities and equity	$5,715,818	$5,379,467

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2017 and 2016; and its cash flows for the nine months ended Sept. 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2017 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. SPS expects its adoption will primarily result in increased disclosures regarding revenue related to arrangements with customers, as well as separate presentation of alternative revenue programs. SPS currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. SPS expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$103,704	$80,569
Less allowance for bad debts	(7,090)	(6,379)
	$96,614	$74,190

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$26,877	$25,453
Fuel	14,473	13,052
	$41,350	$38,505

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$6,653,228	$6,362,189
Construction work in progress	312,445	260,327
Total property, plant and equipment	6,965,673	6,622,516
Less accumulated depreciation	(2,018,559)	(1,926,697)
	$4,947,114	$4,695,819

4.	Income Taxes

Except to the extent noted below, Note 6 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 and 2012 through 2013 federal income tax returns, following extensions, expires in June 2018 and October 2018, respectively.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims that would have resulted in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In the third quarter of 2017, Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. SPS did not accrue any income tax benefit related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of Sept. 30, 2017, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2017, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, Texas began an audit of years 2009 and 2010, and in September 2017, began an audit of 2011. As of Sept. 30, 2017, Texas had not proposed any material adjustments and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$5.2	$4.5
Unrecognized tax benefit — Temporary tax positions	5.1	24.2
Total unrecognized tax benefit	$10.3	$28.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(5.8)	$(5.9)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audits resume, the Texas audit progresses, and other state audits resume. As the IRS Appeals and Texas audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$—
Interest expense related to unrecognized tax benefits recorded during the period	—	(0.9)
Payable for interest related to unrecognized tax benefits at end of period	$(0.9)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to SPS’ Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

Texas 2017 Electric Rate Case — In August 2017, SPS filed a $66.4 million, or 7.1 percent, retail electric, non-fuel base rate increase case in Texas with each of its Texas municipalities and the PUCT. The request was based on the 12-month period ended June 30, 2017, with the final three months based on estimates, a requested return on equity (ROE) of 10.25 percent, a Texas retail electric rate base of approximately $1.9 billion and an equity ratio of 53.97 percent.

In October 2017, SPS revised its request to $54.6 million, or 5.8 percent, which reflects updated actual results. In addition, approximately $4.4 million of rate case expenses was bifurcated into a separate docket.

The following table summarizes SPS’ revised rate increase request:

Revenue Request (Millions of Dollars)
Incremental revenue request	$69.2
Transmission Cost Recovery Factor (TCRF) revenue conversion to base rates (a)	(14.6)
Net revenue increase request	$54.6

(a)
The roll-in of the TCRF rider revenue into base rates will not have an impact on customer bills or total revenue as these costs are already being recovered through the rider. SPS can request another TCRF rider after the conclusion of this rate case to recover transmission investments subsequent to June 30, 2017.

Key dates in the procedural schedule are as follows:

•	Intervenors’ direct testimony — Feb. 22, 2018;

•	PUCT Staff direct testimony — March 1, 2018;

•	PUCT Staff and intervenors’ cross-rebuttal testimony — March 22, 2018;

•	SPS’ rebuttal testimony — March 23, 2018;

•	Hearings — April 10 - 20, 2018; and

•	Statutory deadline — Aug. 31, 2018.

The final rates are expected to be effective retroactive to Jan. 23, 2018 through a customer surcharge. A PUCT decision is expected in the third quarter of 2018.

Pending Regulatory Proceeding — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2016 Electric Rate Case — In November 2016, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $41.4 million, representing a total revenue increase of approximately 10.9 percent. The rate filing was based on a requested ROE of 10.1 percent, an equity ratio of 53.97 percent, an electric rate base of approximately $832 million and a future test year ending June 30, 2018.

In April 2017, the NMPRC dismissed SPS’ rate case. In May 2017, SPS filed a notice of appeal to the New Mexico Supreme Court. A decision from the New Mexico Supreme Court is not expected until the second or third quarter of 2018.

SPS plans to file another base rate case by November 2017 utilizing a historic test year ending June 2017.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Southwest Power Pool, Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant-funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades.  In July 2016, the FERC granted SPP’s request for a waiver to allow SPP to recover the charges not billed since 2008.  In November 2016, SPP billed SPS a net amount, for the period from 2008 through August 2016, of $12.8 million for these charges, to be paid over a five-year period commencing November 2016. SPP is also billing SPS ongoing charges of approximately $0.5 million per month. On the retail level, in October 2016, SPS filed applications for deferred accounting and future recovery of related costs in New Mexico and Texas.  In December 2016, SPS’ New Mexico application was consolidated with its base rate case, but the NMPRC dismissed that rate case in April 2017. SPS will seek recovery of these SPP charges in its next New Mexico base rate case by November 2017. In March 2017, SPS withdrew its Texas application and is now seeking to recover these SPP charges in its pending rate case filed in August 2017.

In October 2017, SPS filed a complaint against SPP regarding the amounts billed on and after November 2016 asserting that SPP has assessed upgrade charges to SPS even where SPS’ transmission service was not dependent upon the upgrade as required by the SPP OATT.  If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the differential in future rate proceedings. Also in October 2017, SPP made adjustments to its previous calculations of upgrade charges to SPP customers, and the impact was immaterial to SPS.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016, and in Notes 5 and 6 to the financial statements included in SPS’ Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 897 megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.

Environmental Contingencies

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the Environmental Protection Agency (EPA) and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expanded the types of water bodies regulated under the CWA and broadened the scope of waters subject to federal jurisdiction. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected in the first quarter of 2018.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.” The agencies are also undertaking a rulemaking to develop a new definition of “Waters of the U.S.”

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. In September 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport water until November 2020 while the agency conducts a rulemaking process to potentially revise the effluent limitations and pretreatment standards for these waste streams.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request and is holding the litigation in abeyance while considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, determining whether and how the court continues or ends the stay that currently applies to the CPP.

In October 2017, the EPA published a proposed rule to repeal the CPP, based on an analysis that the CPP exceeds the EPA’s statutory authority under the Clean Air Act (CAA). The EPA will take public comment on the proposal for 60 days. The EPA stated it has not yet determined whether it will promulgate a new rule to regulate GHG emissions from existing electric generating units.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. The Best Available Retrofit Technology (BART) requirements of the EPA’s regional haze rules require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in national parks and wilderness areas. Under BART, regional haze plans identify facilities that will have to reduce Sulfur Dioxide (SO2), Nitrogen Oxide (NOx) and particulate matter emissions and set emission limits for those facilities. BART requirements can also be met through participation in interstate emission trading programs such as the Clean Air Interstate Rule (CAIR) and its successor, Cross-State Air Pollution Rule (CSAPR). Texas’ first regional haze plan has undergone federal review as described below.

BART Determinations for Texas: Texas developed a State Implementation Plan (SIP) that found the CAIR equal to BART for electric generating units. As a result, no additional controls beyond CAIR compliance would have been required. In 2014, the EPA proposed to approve the BART portion of the SIP, with substitution of CSAPR compliance for Texas’ reliance on CAIR. In January 2016, the EPA adopted a final rule that deferred its approval of CSAPR compliance as BART until the EPA considered further adjustments to CSAPR emission budgets under the D.C. Circuit Court’s remand of the Texas SO2 emission budgets. The EPA then published a proposed rule in January 2017 that could have had the effect of requiring installation of dry scrubbers to reduce SO2 emissions from Harrington Units 1 and 2. Investment costs associated with dry scrubbers for Harrington Units 1 and 2 could have been approximately $400 million. In September 2017, the EPA issued a final rule adopting a Texas only SO2 trading program as a BART Alternative. The program allocated SO2 allowances to electric generating units in Texas, including all three Harrington units and both Tolk units, consistent with their allocation under CSAPR, resulting in an emissions budget for Texas that is consistent with the EPA’s 2012 rule. SPS expects the allowance allocations to be sufficient for SO2 emissions from Harrington and Tolk units in 2019 and future years. The anticipated costs of compliance are not expected to have a material impact on the results of operations, financial position or cash flows; and SPS believes that compliance costs would be recoverable through regulatory mechanisms.

Reasonable Progress Rule: In January 2016, the EPA adopted a final rule establishing a federal implementation plan for the state of Texas, which imposed SO2 emission limitations that reflect the installation of dry scrubbers on Tolk Units 1 and 2, with compliance required by February 2021. Investment costs associated with dry scrubbers could be approximately $600 million. SPS appealed the EPA’s decision and requested a stay of the final rule. The United States Court of Appeals for the Fifth Circuit (Fifth Circuit) granted the stay. In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, while leaving the stay in effect. The Fifth Circuit is now holding the case in abeyance until the EPA completes its reconsideration of the rule. In the final BART rule that affects Tolk and Harrington described above, the EPA noted that it will address the remanded rule in a future action. Such a rule will address whether further SO2 emission reductions are needed at Tolk to address the “reasonable progress” requirements of the regional haze program. The risk of these controls being imposed along with the risk of investments to provide additional cooling water to Tolk have caused SPS to seek to decrease the remaining depreciable life of the Tolk units.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	37	28
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	1.10%	0.67%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$400	$400
Amount outstanding at period end	—	50
Average amount outstanding	36	43
Maximum amount outstanding	106	140
Weighted average interest rate, computed on a daily basis	1.37%	0.67%
Weighted average interest rate at period end	N/A	0.95

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. As of Sept. 30, 2017 and Dec. 31, 2016, there were $2 million and $5 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

As of Sept. 30, 2017, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$3	$397

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2017 and Dec. 31, 2016.

Long-Term Borrowings

In August 2017, SPS issued $450 million of 3.70 percent first mortgage bonds due Aug. 15, 2047.

Debt Redemption

On Aug. 30, 2017, SPS reacquired $250 million of debt with a coupon rate of 8.75 percent and an original maturity date of Dec. 1, 2018. The redemption resulted in payment of an early redemption premium of $21.6 million which was deferred as a regulatory asset.

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

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from Southwest Power Pool Inc. (SPP). FTRs purchased from a regional transmission organization (RTO) are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. The valuation process for FTRs utilizes the cleared prices for each FTR for the most recent auction.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited transparency in the auction process, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs, the limited transparency associated with the valuation of FTRs are insignificant to the financial statements of SPS.

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

As of Sept. 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included an immaterial amount of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs as of Sept. 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)	Sept. 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	6,183	2,685

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for the three and nine months ended Sept. 30, 2017 and $0.1 million and $0.2 million for the three and nine months ended Sept. 30, 2016.

During the three and nine months ended Sept. 30, 2017, changes in the fair value of FTRs resulted in pre-tax net losses of $2.5 million and $0.2 million, respectively, and were recognized as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2016, changes in the fair value of FTRs resulted in pre-tax net gains of $0.2 million and $2.0 million, respectively, and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement losses of $2.2 million and gains of $0.1 million were recognized for the three and nine months ended Sept. 30, 2017, recorded to electric fuel and purchased power. For the three and nine months ended Sept. 30, 2016, FTR settlement losses of $0.4 million and $3.7 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. As of Sept. 30, 2017, two of SPS’ most significant counterparties for these activities, comprising $15.3 million or 33 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the most significant counterparties, comprising $9.2 million or 20 percent of this credit exposure, were not rated by Standard & Poor’s, Moody’s or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $0.2 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on SPS’ internal analysis. All eight of these significant counterparties are municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis as of Sept. 30, 2017:

	Sept. 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$23,018	$23,018	$(2,580)	$20,438
Total current derivative assets	$—	$—	$23,018	$23,018	$(2,580)	20,438
PPAs (a)						3,159
Current derivative instruments						$23,597
Noncurrent derivative assets
PPAs (a)						$19,743
Noncurrent derivative instruments						$19,743
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$2,580	$2,580	$(2,580)	$—
Total current derivative liabilities	$—	$—	$2,580	$2,580	$(2,580)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$20,840
Noncurrent derivative instruments						$20,840

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2017. At Sept. 30, 2017, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis as of Dec. 31, 2016:

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2017 and 2016:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2017	2016
Balance at July 1	$28,665	$1,070
Purchases	43	274
Settlements	(9,939)	(7,822)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	1,669	6,614
Balance at Sept. 30	$20,438	$136

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$1,955	$5,060
Purchases	39,376	5,426
Settlements	(40,437)	(22,438)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	19,544	12,088
Balance at Sept. 30	$20,438	$136

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of Sept. 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,829,965	$1,954,618	$1,635,858	$1,741,502

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$296	$400	$488	$579
Other nonoperating income	1	—	—	16
Insurance policy expense	(12)	(32)	(36)	(32)
Other nonoperating expense	—	(231)	—	—
Other income, net	$285	$137	$452	$563

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,439	$2,440	$219	$194
Interest cost	4,928	5,315	415	455
Expected return on plan assets	(6,971)	(6,901)	(589)	(594)
Amortization of prior service credit	—	—	(100)	(100)
Amortization of net loss (gain)	3,245	2,997	(155)	(146)
Net periodic benefit cost (credit)	3,641	3,851	(210)	(191)
Credits not recognized due to the effects of regulation	553	637	—	—
Net benefit cost (credit) recognized for financial reporting	$4,194	$4,488	$(210)	$(191)

	Nine Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,319	$7,320	$657	$582
Interest cost	14,783	15,945	1,245	1,365
Expected return on plan assets	(20,913)	(20,703)	(1,767)	(1,782)
Amortization of prior service credit	—	—	(300)	(300)
Amortization of net loss (gain)	9,735	8,991	(465)	(438)
Net periodic benefit cost (credit)	10,924	11,553	(630)	(573)
Credits not recognized due to the effects of regulation	1,275	1,353	—	—
Net benefit cost (credit) recognized for financial reporting	$12,199	$12,906	$(630)	$(573)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $23.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2017.

11.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(659)	$(582)	$(1,241)
Losses reclassified from net accumulated other comprehensive loss	10	16	26
Net current period other comprehensive income	10	16	26
Accumulated other comprehensive loss at Sept. 30	$(649)	$(566)	$(1,215)

	Three Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(732)	$(441)	$(1,173)
Other comprehensive income before reclassifications	—	12	12
Losses reclassified from net accumulated other comprehensive loss	44	—	44
Net current period other comprehensive income	44	12	56
Accumulated other comprehensive loss at Sept. 30	$(688)	$(429)	$(1,117)

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(678)	$(612)	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	29	46	75
Net current period other comprehensive income	29	46	75
Accumulated other comprehensive loss at Sept. 30	$(649)	$(566)	$(1,215)

	Nine Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(817)	$(464)	$(1,281)
Other comprehensive income before reclassifications	—	35	35
Losses reclassified from net accumulated other comprehensive loss	129	—	129
Net current period other comprehensive income	129	35	164
Accumulated other comprehensive loss at Sept. 30	$(688)	$(429)	$(1,117)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2017		Three Months Ended Sept. 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$16	(a)	$69	(a)
Total, pre-tax	16		69
Tax benefit	(6)		(25)
Total, net of tax	10		44
Defined benefit pension and postretirement losses:
Amortization of net loss	24	(b)	—	(b)
Total, pre-tax	24		—
Tax benefit	(8)		—
Total, net of tax	16		—
Total amounts reclassified, net of tax	$26		$44

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2017		Nine Months Ended Sept. 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$47	(a)	$203	(a)
Total, pre-tax	47		203
Tax benefit	(18)		(74)
Total, net of tax	29		129
Defined benefit pension and postretirement losses:
Amortization of net loss	72	(b)	—	(b)
Total, pre-tax	72		—
Tax benefit	(26)		—
Total, net of tax	46		—
Total amounts reclassified, net of tax	$75		$129

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for details regarding these benefit plans.

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

Results of Operations

SPS’ net income was approximately $128.2 million for 2017 year-to-date, compared with approximately $123.1 million for the same period in 2016. The year-to-date increase in electric margin was attributable to rate increases in Texas and New Mexico, partially offset by the impact of unfavorable weather. This increase was largely offset by higher depreciation expense and timing of O&M expenses.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Changes in fuel or purchased power costs can impact earnings as the fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses. The following tables detail the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2017	2016
Electric revenues	$1,491	$1,386
Electric fuel and purchased power	(816)	(758)
Electric margin	$675	$628

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30, 2017:

Electric Revenues

(Millions of Dollars)	2017 vs 2016
Retail rate increases (Texas, New Mexico)	$53
Fuel and purchased power cost recovery	30
Wholesale transmission revenue	14
Demand revenue	9
Other, net	(1)
Total increase in electric revenues	$105

Electric Margin

(Millions of Dollars)	2017 vs 2016
Retail rate increases (Texas, New Mexico)	$53
Demand revenue	9
Renewable energy credits	5
Wholesale transmission revenue, net of costs	(10)
Fuel handling	(4)
Other, net	(6)
Total increase in electric margin	$47

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $10.9 million, or 5.4 percent, for 2017 year-to-date. The increase primarily relates to prior year deferrals associated with the Texas 2016 rate case, increases in employee benefits expense, and the timing of planned maintenance and overhauls at various generation facilities, as summarized in the table below:

(Millions of Dollars)	2017 vs 2016
Texas 2016 electric rate case cost deferral	$8.0
Employee benefits expense	2.0
Electric distribution costs	2.0
Plant generation costs	(2.0)
Other, net	1.0
Total increase in O&M expenses	$11.0

Depreciation and Amortization — Depreciation and amortization increased $21.5 million, or 17.5 percent, for 2017 year-to-date. The increase was primarily attributable to transmission and distribution capital investments.

Income Taxes — Income tax expense increased $5.8 million, for 2017 year-to-date. The increase in income tax expense was primarily due to higher pretax earnings and decreased tax benefit for adjustments attributable to the tax return filed in the third quarter. The ETR was 35.9 percent for 2017 year-to-date, compared with 34.9 percent for the same period in 2016. The higher ETR in 2017 was primarily due to the adjustment referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — Xcel Energy plans to significantly expand its wind capacity by adding 1,230 MW of new wind generation at SPS by the end of 2020. SPS has filed to own and place in rate base 1,000 MW of these wind projects, while 230 MW would be through PPAs. The PUCT and NMPRC are expected to rule on SPS’ wind projects by the end of the first quarter of 2018. Hearings in Texas with the PUCT are scheduled for Nov. 6 through Nov. 17, 2017. Hearings in New Mexico with the NMPRC are scheduled for Nov. 28 through Dec. 1, 2017.

If approved by the PUCT and the NMPRC, these wind projects would qualify for 100 percent of the production tax credit and are expected to provide billions of dollars of savings to SPS’ customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with various commission approved resource plans.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA
Hale	478	TX	2019	SPS
Sagamore	522	NM	2020	SPS
Total Ownership	1,000

Bonita	230	TX	2019	PPA
Total PPA	230
Total Wind Capacity	1,230

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 Kilovolt (KV) Transmission Line — In March 2016, the PUCT approved SPS’ Certificate of Convenience and Necessity (CCN) for the 27-mile Yoakum County to Texas/New Mexico State line portion of this 345 KV line project. A CCN for the 106-mile TUCO to Yoakum County substation segment was approved by the PUCT in September 2017 and is scheduled to be in service in the second quarter of 2020. A 36-mile CCN for the Texas/New Mexico state line to Hobbs Plant segment was filed in June 2017. Assuming approval of this CCN, the Yoakum County to Hobbs Plant segment is scheduled to be in service in summer of 2019. The estimated project cost for all three segments is approximately $239 million.

The TUCO Substation to Yoakum County Substation to Hobbs Plant Substation transmission line is part of a larger project which includes a 345 KV transmission line from the Hobbs Plant to the China Draw Substation. The Hobbs Plant to China Draw Substation portion of this project was approved by the NMPRC in November 2016 and has an estimated cost of $163 million.  The total investment for the two transmission lines is approximately $402 million.  The Hobbs Plant to China Draw Substation transmission line is under construction and is anticipated to be in service by June 1, 2018.

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

The PUCT has indicated there will be a two-step process regarding LP&L’s possible transfer to ERCOT. The first step will be a proceeding to determine whether the proposed transfer is in the public interest and to consider certain protections for non-LP&L customers who would be affected by LP&L’s transfer. If the PUCT determines the transfer is in the public interest, the second step will be for LP&L to file a CCN application for transmission facilities to connect with ERCOT. The PUCT asked SPP and ERCOT to perform reliability and economic studies to better understand the implications of LP&L’s proposal. SPP and ERCOT filed the studies on June 30, 2017. In September 2017, LP&L filed its application with the PUCT for a public interest determination and proposed a transition date no later than June 2021. The PUCT issued a preliminary order setting out issues for the parties to address. A hearing on the matter is expected to be held in the first quarter of 2018 and a PUCT decision is expected in the second quarter of 2018.

No final decision regarding LP&L’s departure or its potential timing is expected until completion of the PUCT proceedings.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

Department of Energy (DOE) Grid Resiliency Notice of Proposed Rule (NOPR) — In September 2017, the DOE requested the FERC consider and adopt a Grid Resiliency and Pricing Rule to address threats to the U.S. electrical grid. The proposed DOE rule expands upon an August 2017 DOE grid study on the resiliency of the grid. Under the proposed rule, coal and nuclear generation facilities would qualify for full recovery of their costs, which includes a fair rate of return, if they meet the following criteria:

•	Are located within a FERC-approved organized wholesale market operated by an RTO or Independent System Operator;

•	Have 90 days of on-site fuel storage;

•	Provide essential energy and ancillary reliability services to the grid;

•	Are in compliance with all environmental mandates; and

•	Are not subject to cost-of-service regulation by any state or local authority.

If implemented as written, the coal generation owned by SPS is not expected to be eligible for wholesale cost recovery from SPP because the generation is subject to state cost-of-service regulation. This rule could impact utilities in SPP subject to cost-of-service regulation if they have to compensate other generation facilities who qualify for full recovery of their costs under the rule. Xcel Energy is evaluating the DOE proposal and plans to engage in the FERC stakeholder process. The FERC has indicated that they plan to take action within 60 days, as requested by the DOE. It is unclear how the FERC will respond to the DOE’s NOPR.

North American Electric Reliability Corporation (NERC) Supply Chain Standards — In September 2017, NERC filed supply chain cyber security reliability standards with the FERC. These standards consider the FERC’s directives to address supply chain cyber security risk management for industrial control system hardware, software, computing and network services associated with electric grid operations. The proposed reliability standards focus on security objectives including software integrity and authenticity, vendor remote access protections, information system planning and vendor risk management. It is uncertain when the FERC will take action to approve or remand the proposed reliability standards. If approved by the FERC, the proposed reliability standards will become effective on the first calendar quarter that is 18 months after the effective date of the approval. SPS is in the process of developing plans in accordance with the requirements of the standards. The additional cost for compliance is anticipated to be recoverable through wholesale and retail rates.

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

Item 6 — EXHIBITS

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01	Amended and Restated Articles of Incorporation of SPS dated Sept. 30, 1997.
3.02*	By-Laws of SPS as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03789)).
4.01*
Supplemental Indenture No. 5 dated as of Aug. 1, 2017 between SPS and U.S. Bank National Association, as Trustee, creating $450 million principal amount of 3.70 percent First Mortgage Bonds, Series No. 5 due 2047 (Exhibit 4.02 to Form 8-K dated Aug. 9, 2017 (file no. 001-03789)).

10.1*+
Fourth Amendment to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.1 to Form 10-Q of Xcel Energy for the quarter ended Sept. 30, 2017 (file no. 001-03034)).

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

Southwestern Public Service Company

Oct. 27, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)