Form 10-Q
period 2018-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2018-07-27
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $1 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION
Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4 —	Controls and Procedures	26

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	27
Item 1A —	Risk Factors	27
Item 6 —	Exhibits	27

SIGNATURES		28

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operating revenues	$481,338	$479,796	$928,570	$939,868

Operating expenses
Electric fuel and purchased power	257,642	267,942	511,586	521,627
Operating and maintenance expenses	66,148	69,421	132,216	145,561
Demand side management expenses	4,779	3,691	8,937	7,566
Depreciation and amortization	49,579	46,815	97,995	97,233
Taxes (other than income taxes)	15,629	16,689	33,219	33,479
Total operating expenses	393,777	404,558	783,953	805,466

Operating income	87,561	75,238	144,617	134,402

Other expense, net	(782)	(613)	(1,486)	(1,331)
Allowance for funds used during construction — equity	3,201	1,869	6,618	4,004

Interest charges and financing costs
Interest charges — includes other financing costs of $702, $581, $1,396, and $1,156, respectively	20,621	21,946	40,776	44,684
Allowance for funds used during construction — debt	(1,532)	(1,128)	(3,303)	(2,467)
Total interest charges and financing costs	19,089	20,818	37,473	42,217

Income before income taxes	70,891	55,676	112,276	94,858
Income taxes	12,440	20,314	20,726	34,441
Net income	$58,451	$35,362	$91,550	$60,417

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$58,451	$35,362	$91,550	$60,417

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $5, $9, $10 and $18, respectively	18	15	37	30

Derivative instruments:
Reclassification of losses to net income, net of tax of $4, $6, $7 and $12, respectively	12	10	24	19
Other comprehensive income	30	25	61	49
Comprehensive income	$58,481	$35,387	$91,611	$60,466

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2018	2017
Operating activities
Net income	$91,550	$60,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	98,128	97,126
Demand side management program amortization	837	837
Deferred income taxes	(2,306)	48,099
Amortization of investment tax credits	(26)	(66)
Allowance for equity funds used during construction	(6,618)	(4,004)
Net derivative losses	31	31
Other, net	(5)	10
Changes in operating assets and liabilities:
Accounts receivable	(25,351)	(12,210)
Accrued unbilled revenues	2,329	(16,668)
Inventories	7,915	5,411
Prepayments and other	671	7,028
Accounts payable	640	16,799
Net regulatory assets and liabilities	46,163	(3,477)
Other current liabilities	13,937	(2,896)
Pension and other employee benefit obligations	(7,885)	(21,946)
Change in other noncurrent assets	4,397	(373)
Change in other noncurrent liabilities	(458)	(2,351)
Net cash provided by operating activities	223,949	171,767

Investing activities
Utility capital/construction expenditures	(478,352)	(279,918)
Allowance for equity funds used during construction	6,618	4,004
Investments in utility money pool arrangement	(46,000)	—
Repayments from utility money pool arrangement	111,000	—
Other, net	—	(493)
Net cash used in investing activities	(406,734)	(276,407)

Financing activities
Proceeds from short-term borrowings, net	132,000	56,000
Borrowings under utility money pool arrangement	180,000	572,000
Repayments under utility money pool arrangement	(80,000)	(511,000)
Capital contributions from parent	360	45,000
Repayment of long-term debt	—	(18)
Dividends paid to parent	(60,008)	(57,585)
Other, net	(31)	—
Net cash provided by financing activities	172,321	104,397

Net change in cash and cash equivalents	(10,464)	(243)
Cash and cash equivalents at beginning of period	10,871	844
Cash and cash equivalents at end of period	$407	$601

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(36,680)	$(40,450)
Cash (paid) received for income taxes, net	(7,560)	17,213
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$43,286	$34,529

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$407	$10,871
Accounts receivable, net	102,379	79,581
Accounts receivable from affiliates	4,764	1,297
Investments in utility money pool arrangement	—	65,000
Accrued unbilled revenues	127,475	129,804
Inventories	32,518	40,433
Regulatory assets	26,093	31,538
Derivative instruments	38,549	15,882
Prepaid taxes	15,710	15,025
Prepayments and other	10,219	10,341
Total current assets	358,114	399,772

Property, plant and equipment, net	5,434,187	5,095,609

Other assets
Regulatory assets	360,902	362,943
Derivative instruments	17,374	18,954
Other	3,710	11,266
Total other assets	381,986	393,163
Total assets	$6,174,287	$5,888,544

Liabilities and Equity
Current liabilities
Short-term debt	$132,000	$—
Borrowings under utility money pool arrangement	100,000	—
Accounts payable	184,825	211,756
Accounts payable to affiliates	15,036	22,577
Regulatory liabilities	123,303	68,835
Taxes accrued	51,965	35,243
Accrued interest	23,413	23,275
Dividends payable	30,697	26,753
Derivative instruments	3,565	3,565
Other	26,019	29,641
Total current liabilities	690,823	421,645

Deferred credits and other liabilities
Deferred income taxes	577,492	574,906
Regulatory liabilities	781,917	784,564
Asset retirement obligations	29,279	28,524
Derivative instruments	18,166	19,949
Pension and employee benefit obligations	82,326	90,266
Other	4,630	8,386
Total deferred credits and other liabilities	1,493,810	1,506,595

Commitments and contingencies
Capitalization
Long-term debt	1,830,508	1,829,941
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2018 and Dec. 31, 2017, respectively	—	—
Additional paid in capital	1,591,366	1,590,242
Retained earnings	569,186	541,588
Accumulated other comprehensive loss	(1,406)	(1,467)
Total common stockholder’s equity	2,159,146	2,130,363
Total liabilities and equity	$6,174,287	$5,888,544

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2018 and 2017; and its cash flows for the six months ended June 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2018 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. SPS has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). On Jan. 1, 2019 agreements considered leases for the use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for fossil-fueled generating facilities are expected to be recognized on the balance sheet.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. SPS implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on SPS’ financial statements. For related disclosures, see Note 12 to the financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the statement of income. SPS implemented the new guidance on Jan. 1, 2018, and as a result, $1.5 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the income statement for the six months ended June 30, 2017. Under a practical expedient permitted by the standard, SPS used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$107,990	$85,929
Less allowance for bad debts	(5,611)	(6,348)
	$102,379	$79,581

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$25,416	$26,218
Fuel	7,102	14,215
	$32,518	$40,433

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$7,059,344	$6,765,371
Construction work in progress	447,945	351,875
Total property, plant and equipment	7,507,289	7,117,246
Less accumulated depreciation	(2,073,102)	(2,021,637)
	$5,434,187	$5,095,609

4.	Income Taxes

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Six Months Ended June 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	2.4	2.2
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(4.2)	—
Regulatory differences - ARAM (b)	1.3	—
Regulatory differences - other utility plant items	(1.4)	(0.8)
Tax credits, net of federal income tax expense	(0.7)	(0.5)
Other, net	0.1	0.4
Effective income tax rate	18.5%	36.3%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)	As we receive direction from our regulatory commissions regarding the return of excess deferred taxes (to our customers resulting from the Tax Cuts and Jobs Act
(TCJA)), the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statutes of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015 the IRS forwarded the issue to the Office of Appeals (Appeals). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. SPS did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. As of June 30, 2018 the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2018, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$2.5	$2.3
Unrecognized tax benefit — Temporary tax positions	1.6	2.0
Total unrecognized tax benefit	$4.1	$4.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(6.6)	$(5.9)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes and state audits resume. As the IRS Appeals progresses and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2018 and Dec. 31, 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the financial statements included in to SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. Each of the states in Xcel Energy’s service areas, including Texas and New Mexico, have opened dockets to address the impacts of the TCJA.

Texas — In June 2018, SPS, the Public Utility Commission of Texas (PUCT) Staff and various intervenors reached a settlement in the Texas electric rate case which included the impacts of the TCJA. The settlement reflects no change in customer rates or refunds and SPS’ actual capital structure, which SPS has informed the parties it intends to be a 57 percent equity ratio to offset the negative impacts on its credit metrics and potentially its credit ratings.

New Mexico — In February 2018, SPS indicated that the TCJA would reduce revenue requirements by approximately $11 million and recommended increasing its equity ratio to 58 percent to offset the negative impact of the TCJA on its credit metrics and potentially its credit ratings. The impact of the TCJA is expected to be addressed as part of SPS’ pending New Mexico electric rate case.

Pending Regulatory Proceedings — PUCT

Texas 2017 Electric Rate Case — In 2017, SPS filed a $54 million, or 5.8 percent, retail electric, non-fuel base rate increase case in Texas with each of its Texas municipalities and the PUCT. The request was based on a historic test year (HTY) ended June 30, 2017, a requested return on equity (ROE) of 10.25 percent, an electric rate base of approximately $1.9 billion and an equity ratio of 53.97 percent. The request also reflects the acceleration of depreciation lives for the two generating units at the Tolk Generating Station from 2042 and 2045 to 2032.

In May 2018, SPS filed rebuttal testimony and revised its request to an overall increase in the annual base rate revenue of approximately $32 million, or 5.9 percent, net of the TCJA (approximately $32 million after adjusting for a 58 percent equity ratio)
and other adjustments. This request would be equivalent to approximately $17 million after adjusting for the Transmission Cost Recovery Factor (TCRF) rider.

In June 2018, SPS, the PUCT Staff and various intervenors reached a settlement, which results in no overall change to SPS’ revenues after adjusting for the impact of the TCJA and the lower costs of long-term debt.

The following are key terms:

•	The ability to use an equity ratio that reflects SPS' actual capital structure, which SPS has informed the parties it intends to be 57 percent to mitigate the impact of TCJA on credit metrics;

•	A 9.5 percent ROE for the calculation of allowance for funds used during construction (AFUDC);

•	TCRF rider will remain in effect;

•	SPS will accelerate depreciation rates for the Tolk Generating Station Units 1 and 2 by 50 percent of the original request; and

•	SPS agrees that it will file its next base rate case no later than Dec. 31, 2019.

A reconciliation of the settlement is as follows:

(Millions of Dollars)
Original base rate request	$69
Base rate revenue to be recovered through TCRF	(15)
Net revenue request	54
Adjustment for TCJA and other items	(37)
Requested incremental revenue	17
Unspecified settlement adjustments	(13)
Accelerated depreciation (Tolk plant)	(4)
SPS' net revenue change	$—

Under the terms of the settlement, the final rates would not change from the current rates.  However, SPS would be permitted to surcharge customers for unrecovered TCRF charges that were not billed during the period of Jan. 23, 2018 through June 10, 2018.  A PUCT decision is expected in the third quarter of 2018.

Appeal of the Texas 2015 Electric Rate Case Decision — In 2014, SPS had requested an overall retail electric revenue rate increase of $42 million. In 2015, the PUCT approved an overall rate decrease of approximately $4 million, net of rate case expenses. In April 2016, SPS filed an appeal with the Texas State District Court (District Court) challenging the PUCT’s order.  In 2017, the District Court denied SPS’ appeal, and SPS appealed the District Court’s decision to the state Court of Appeals for the 7th Circuit.  In 2018, the Court of Appeals upheld the District Court’s decision on the PUCT’s order, rejecting SPS’ appeal. As part of the settlement of the 2017 Texas rate case, SPS has agreed to end its appeal.

Pending Regulatory Proceeding — New Mexico Public Regulation Commission (NMPRC)

New Mexico 2017 Electric Rate Case — In October 2017, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $43 million. The request was based on a HTY ended June 30, 2017, a ROE of 10.25 percent, an equity ratio of 53.97 percent, a 35 percent federal income tax rate and a rate base of approximately $885 million, including rate base additions through Nov. 30, 2017.

In May 2018, SPS reduced its request to $27 million, net of the TCJA (approximately $11 million) and other adjustments, based on a requested ROE of 10.25 percent and an equity ratio of 58.0 percent.

In June 2018, the New Mexico Hearing Examiner issued a recommended decision proposing an increase of $12 million based on a ROE of 9.4 percent and an equity ratio of 53.97 percent. She also denied SPS' requests to shorten depreciation lives related to Tolk Units 1 and 2 and Cunningham Unit 1. The Hearing Examiner rejected intervenor proposals to refund the impacts of the TCJA back to Jan. 1, 2018.

The following table summarizes certain parties’ proposed modifications to SPS’ request, SPS’ revised request, and the Hearing Examiner’s recommendation:

(Millions of Dollars)	NMPRC Staff Testimony	NMAG Testimony	SPS Rebuttal Testimony	Hearing Examiner's Recommendation
SPS request	$43	$43	$43	$43
Reduction to request for the impact of the TCJA	(11)	(11)	(11)	(11)
SPS request, including the impact of the TCJA	32	32	32	32

ROE	(4)	(6)	—	(5)
Capital structure	(7)	(3)	—	(3)
Depreciation lives (Tolk and Cunningham plants)	(3)	(3)	—	(3)
Disallow rate case expenses	(2)	(3)	(1)	—
Regional transmission revenue and expense (adjustment for the impact of the TCJA):
Impact of the TCJA	—	(3)	—	(1)
Aligning costs with transmission plant in rate base	—	—	—	(1)
Post test year plant (updated to actual)	(1)	(2)	(3)	—
Excess generation adjustment	—	(1)	—	(1)
Other, net	(4)	(4)	(1)	(6)
Recommended rate increase	$11	$7	$27	$12

ROE	9.0%	9.21%	10.25%	9.4%
Equity ratio	52.0%	53.97%	58.0%	53.97%

SPS anticipates a decision and implementation of final rates in the third quarter of 2018.

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

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Southwest Power Pool, Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades.  In 2016, the FERC granted SPP’s request to recover the charges not billed since 2008.  SPP subsequently billed SPS approximately $13 million for these charges. SPP is also billing SPS ongoing charges of approximately $0.5 million per month. In November 2017, the FERC denied an SPS request for rehearing. In January 2018, SPS appealed the FERC request to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). SPS has filed to recover the SPP charges as part of the appeal. The appeal is currently pending.

In October 2017, SPS filed a complaint against SPP regarding the amounts billed asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC denied SPS’ complaint. SPS sought rehearing in April 2018, and the FERC approved the rehearing request for further consideration on May 7, 2018.  If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the differential in future rate proceedings.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to the financial statements included in SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 897 Megawatts (MW) of capacity under long-term PPAs as of June 30, 2018 and Dec. 31, 2017, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.

Environmental Contingencies

Manufactured Gas Plant (MGP), Landfill or Disposal Sites — SPS is currently involved in investigating and/or remediating an MGP, landfill or other disposal site. SPS has identified one site where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. SPS anticipates that the investigation or remediation activities will continue through at least 2018. SPS accrued $0.1 million for the site as of June 30, 2018 and Dec. 31, 2017, respectively. There may be insurance recovery and/or recovery from other potentially responsible parties that will offset any costs incurred. SPS anticipates that any amounts spent will be fully recovered from customers.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$100	$100
Amount outstanding at period end	100	—
Average amount outstanding	24	13
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	1.84%	1.12%
Weighted average interest rate at period end	1.85	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$400	$400
Amount outstanding at period end	132	—
Average amount outstanding	32	69
Maximum amount outstanding	140	176
Weighted average interest rate, computed on a daily basis	2.25%	1.13%
Weighted average interest rate at period end	2.29	N/A

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. As of June 30, 2018 and Dec. 31, 2017, there were $2 million and $3 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

As of June 30, 2018, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$134	$266

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2018 and Dec. 31, 2017.

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

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited transparency in the auction process, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs, the limited transparency associated with the valuation of FTRs is insignificant to the financial statements of SPS.

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

As of June 30, 2018, accumulated other comprehensive losses related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

The following table details the gross notional amounts of commodity FTRs as of June 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)	June 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	12,941	4,251

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for each of the three and six months ended June 30, 2018 and 2017.

During the three and six months ended June 30, 2018, changes in the fair value of FTRs resulted in pre-tax net gains of $13.0 million and $13.4 million, respectively, and were recognized as regulatory assets and liabilities. For the three and six months ended June 30, 2017, changes in the fair value of FTRs resulted in pre-tax net gains of $0.2 million and $2.3 million, respectively, and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

FTR settlement gains of $3.9 million and $3.4 million were recognized for the three and six months ended June 30, 2018, respectively, and were recorded to electric fuel and purchased power. For the three and six months ended June 30, 2017, FTR settlement gains of $1.2 million and $2.4 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

SPS had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. As of June 30, 2018, six of SPS’ most significant counterparties, comprising $25.7 million or 50 percent of this credit exposure, were not rated by Standard & Poor’s, Moody’s or Fitch Ratings, but based on SPS’ internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $0.2 million or less than 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. All seven of these significant counterparties are municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$35,897	$35,897	$(508)	$35,389
Total current derivative assets	$—	$—	$35,897	$35,897	$(508)	35,389
PPAs (a)						3,160
Current derivative instruments						$38,549
Noncurrent derivative assets
PPAs (a)						$17,374
Noncurrent derivative instruments						$17,374
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$508	$508	$(508)	$—
Total current derivative liabilities	$—	$—	$508	$508	$(508)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$18,166
Noncurrent derivative instruments						$18,166

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2018. At June 30, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Thousands of Dollars)	2018	2017
Balance at April 1	$5,343	$1,192
Purchases	18,668	35,822
Settlements	(14,798)	(14,098)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	26,176	5,749
Balance at June 30	$35,389	$28,665

	Six Months Ended June 30
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$12,723	$1,955
Purchases	19,348	39,333
Settlements	(25,237)	(30,498)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	28,555	17,875
Balance at June 30	$35,389	$28,665

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of June 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,830,508	$1,858,497	$1,829,941	$2,001,992

The fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$356	$147	$298	$192
Other nonoperating income	1	1	3	—
Other nonoperating expense	—	—	—	(1)
Insurance policy expense	(12)	(12)	(24)	(24)
Benefits non-service cost	(1,127)	(749)	(1,763)	(1,498)
Other expense, net	$(782)	$(613)	$(1,486)	$(1,331)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,430	$2,440	$280	$219
Interest cost (a)	4,602	4,927	411	415
Expected return on plan assets (a)	(7,082)	(6,971)	(616)	(589)
Amortization of prior service credit (a)	(34)	—	(100)	(100)
Amortization of net loss (gain) (a)	3,517	3,245	(113)	(155)
Net periodic benefit cost (credit)	3,433	3,641	(138)	(210)
Credits not recognized due to the effects of regulation	761	574	—	—
Net benefit cost (credit) recognized for financial reporting	$4,194	$4,215	$(138)	$(210)

	Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4,860	$4,880	$559	$438
Interest cost (a)	9,205	9,855	821	830
Expected return on plan assets (a)	(14,164)	(13,942)	(1,231)	(1,178)
Amortization of prior service credit (a)	(69)	—	(201)	(200)
Amortization of net loss (gain) (a)	7,034	6,490	(226)	(310)
Net periodic benefit cost (credit)	6,866	7,283	(278)	(420)
Credits not recognized due to the effects of regulation	1,735	722	—	—
Net benefit cost (credit) recognized for financial reporting	$8,601	$8,005	$(278)	$(420)

(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $8.0 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2018.

11.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(764)	$(672)	$(1,436)
Losses reclassified from net accumulated other comprehensive loss	12	18	30
Net current period other comprehensive income	12	18	30
Accumulated other comprehensive loss at June 30	$(752)	$(654)	$(1,406)

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(669)	$(597)	$(1,266)
Losses reclassified from net accumulated other comprehensive loss	10	15	25
Net current period other comprehensive income	10	15	25
Accumulated other comprehensive loss at June 30	$(659)	$(582)	$(1,241)

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(776)	$(691)	$(1,467)
Losses reclassified from net accumulated other comprehensive loss	24	37	61
Net current period other comprehensive income	24	37	61
Accumulated other comprehensive loss at June 30	$(752)	$(654)	$(1,406)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(678)	$(612)	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	19	30	49
Net current period other comprehensive income	19	30	49
Accumulated other comprehensive loss at June 30	$(659)	$(582)	$(1,241)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$16	(a)	$16	(a)
Total, pre-tax	16		16
Tax benefit	(4)		(6)
Total, net of tax	12		10
Defined benefit pension and postretirement losses:
Amortization of net loss	23	(b)	24	(b)
Total, pre-tax	23		24
Tax benefit	(5)		(9)
Total, net of tax	18		15
Total amounts reclassified, net of tax	$30		$25

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$31	(a)
Total, pre-tax	31		31
Tax benefit	(7)		(12)
Total, net of tax	24		19
Defined benefit pension and postretirement losses:
Amortization of net loss	47	(b)	48	(b)
Total, pre-tax	47		48
Tax benefit	(10)		(18)
Total, net of tax	37		30
Total amounts reclassified, net of tax	$61		$49
(a) Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 10 to the financial statements for details regarding these benefit plans.

12. Revenues

SPS principally generates revenue from the generation, transmission, distribution and sale of electricity to wholesale and retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. SPS recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such SPS does not recognize a separate financing component of its collections from customers. SPS presents its revenues net of any excise or other fiduciary-type taxes or fees.

SPS participates in SPP. SPS recognizes sales to both native load and other end use customers on a gross basis in electric revenues and cost of sales. Revenues and charges for short term wholesale sales of excess energy transacted through RTOs are recorded on a gross basis. Other revenues and charges related to participating and transacting in RTOs are also recorded on a net basis in cost of sales. SPS has various rate-adjustment mechanisms in place that provide for the recovery of natural gas, electric fuel and purchased energy costs. These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.

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

In the following tables, regulated electric revenue is classified by the type of goods/services rendered and market/customer type.

	Three Months Ended
(Thousands of Dollars)	June 30, 2018	June 30, 2017
Major product lines
Revenue from contracts with customers:
Residential	$85,107	$84,188
Commercial and industrial (C&I)	200,760	215,805
Other	11,363	12,242
Total retail	297,230	312,235
Wholesale	115,629	101,893
Transmission	58,970	56,394
Other	2,858	2,065
Total revenue from contracts with customers	474,687	472,587
Alternative revenue and other	6,651	7,209
Total revenues	$481,338	$479,796

	Six Months Ended
(Thousands of Dollars)	June 30, 2018	June 30, 2017
Major product lines
Revenue from contracts with customers:
Residential	$165,156	$163,789
C&I	396,531	416,762
Other	21,027	21,854
Total retail	582,714	602,405
Wholesale	208,861	193,034
Transmission	114,616	110,572
Other	10,389	4,010
Total revenue from contracts with customers	916,580	910,021
Alternative revenue and other	11,990	29,847
Total revenues	$928,570	$939,868

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

Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric margin provides the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including operating and maintenance (O&M) expenses, demand side management (DSM) expenses, depreciation and amortization, and taxes (other than income taxes).

Results of Operations

SPS’ net income was approximately $92 million for 2018 year-to-date, compared with approximately $60 million for the same period in 2017. The year-to-date increase was largely due to timing of O&M expenses, the favorable impact of weather, sales growth and lower interest expense.
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

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$950	$940
Electric fuel and purchased power	(516)	(522)
Electric margin before impact of the TCJA	$434	$418
Impact of the TCJA (offset as a reduction in income tax expense)	(17)	—
Electric margin	$417	$418
The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30, 2018:

Electric Revenues

(Millions of Dollars)	2018 vs 2017
Fuel and purchased power cost recovery	$(53)
Firm wholesale	(12)
Trading	36
Wholesale transmission revenue	17
Estimated impact of weather	11
Other, net	11
Total increase in electric revenues before impact of the TCJA	$10
Impact of TCJA (offset as a reduction in income tax expense)	(21)
Total decrease in electric revenues	$(11)

Electric Margin

(Millions of Dollars)	2018 vs 2017
Firm wholesale	$(12)
Estimated impact of weather	11
Wholesale transmission revenue, net of costs	7
Other, net	10
Total increase in electric margin before impact of the TCJA	$16
Impact of TCJA (offset as a reduction in income tax expense)	(17)
Total decrease in electric margin	$(1)

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased $13 million, or 9.2 percent, for 2018 year-to-date. The decrease primarily relates to timing of O&M expenses, including planned maintenance and overhauls at various generation facilities.

Income Taxes — Income tax expense decreased $14 million for the first six months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and an increase in plant-related regulatory differences related to ARAM (net of deferrals). The ETR was 18.5 percent for the first six months of 2018, compared with 36.3 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above. See Note 4 to the financial statements.

Interest Charges — Interest charges decreased $1 million, or 6.0 percent for the second quarter of 2018, and decreased $4 million, or 8.7 percent, year-to-date. The decrease was related to refinancing at lower interest rates, partially offset by higher debt levels to fund capital investments.

Public Utility Regulation

Except to the extent noted below and in Note 5 in the notes to the financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Public Utility Regulation included in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Texas State Right of First Refusal (ROFR) Request for Declaratory Order — In February 2017, SPS and SPP filed a joint petition with the PUCT for a declaratory order regarding SPS’ ROFR. SPS contended that Texas law grants an incumbent electric utility, operating in areas outside of Electric Reliability Council of Texas, the ROFR to construct new transmission facilities located in the utility’s service area. SPP stated that Texas law does not provide a clear statement regarding the ROFR for incumbent utilities and therefore SPP was abiding by the portion of its OATT, which requires competitive solicitation to construct and operate new transmission facilities within areas of Texas’ SPP footprint.

In October 2017, the PUCT issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities within its service area. In January 2018, SPS and two other parties filed appeals of the PUCT’s order in the Texas State District Court. The appeals have been consolidated and the case is being briefed.

TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV Transmission Line — SPS has received certificates of convenience and necessity for the three segments of the TUCO Substation to Yoakum County Substation to Hobbs Plant Substation 345 KV transmission line, which are expected to be in service in the second quarter of 2020. This 345 KV transmission line is part of a larger project which includes an additional 345 KV transmission line from the Hobbs Plant Substation to the China Draw Substation, which was placed in service in May 2018. The estimated total investment for these transmission lines is approximately $402 million.

Wind Proposals — In 2017, SPS filed proposals with the NMPRC and the PUCT to build, own and operate 1,000 MW of new wind generation through two wind farms (the Hale wind project in Texas and the Sagamore wind project in New Mexico) for a cost of approximately $1.6 billion.  In addition, the proposal includes a purchased power agreement for 230 MW of wind.  SPS’ wind proposal was approved by both the NMPRC and the PUCT during 2018.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

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

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2018, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.

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
10.01*
Seventh Amendment dated May 7, 2018 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy for the quarter ended June 30, 2018 (file no. 001-03034)).

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
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

July 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)