Form 10-Q
period 2018-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2018-10-26
CIK 92521

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 26, 2018
Common Stock, $1 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION
Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4 —	Controls and Procedures	25

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	26
Item 1A —	Risk Factors	26
Item 6 —	Exhibits	26

SIGNATURES		27

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30,
	2018	2017	2018	2017
Operating revenues	$540,063	$551,623	$1,468,633	$1,491,491

Operating expenses
Electric fuel and purchased power	284,006	294,400	795,592	816,027
Operating and maintenance expenses	71,444	65,540	203,660	211,101
Demand side management expenses	4,590	4,236	13,527	11,802
Depreciation and amortization	52,204	47,548	150,199	144,781
Taxes (other than income taxes)	16,814	16,743	50,033	50,222
Total operating expenses	429,058	428,467	1,213,011	1,233,933

Operating income	111,005	123,156	255,622	257,558

Other expense, net	(1,026)	(464)	(2,512)	(1,795)
Allowance for funds used during construction — equity	5,019	2,453	11,637	6,457

Interest charges and financing costs
Interest charges — includes other financing costs of $710, $625, $2,106, and $1,781, respectively	21,006	21,444	61,782	66,128
Allowance for funds used during construction — debt	(2,223)	(1,349)	(5,526)	(3,816)
Total interest charges and financing costs	18,783	20,095	56,256	62,312

Income before income taxes	96,215	105,050	208,491	199,908
Income taxes	14,674	37,269	35,400	71,710
Net income	$81,541	$67,781	$173,091	$128,198

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2018	2017	2018	2017
Net income	$81,541	$67,781	$173,091	$128,198

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $5, $9, $15 and $27, respectively	18	16	55	46

Derivative instruments:
Reclassification of losses to net income, net of tax of $3, $6, $10 and $18, respectively	13	10	37	29
Other comprehensive income	31	26	92	75
Comprehensive income	$81,572	$67,807	$173,183	$128,273

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30,
	2018	2017
Operating activities
Net income	$173,091	$128,198
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	150,403	144,664
Demand side management program amortization	1,255	1,255
Deferred income taxes	14,395	101,388
Amortization of investment tax credits	(39)	(99)
Allowance for equity funds used during construction	(11,637)	(6,457)
Net derivative losses	47	47
Other, net	(5)	9
Changes in operating assets and liabilities:
Accounts receivable	(25,096)	(25,134)
Accrued unbilled revenues	9,648	(13,682)
Inventories	7,032	(2,845)
Prepayments and other	641	19,361
Accounts payable	(935)	7,817
Net regulatory assets and liabilities	58,832	24,856
Other current liabilities	12,972	19,748
Pension and other employee benefit obligations	(7,907)	(21,638)
Change in other noncurrent assets	3,546	(1,697)
Change in other noncurrent liabilities	(235)	(18,690)
Net cash provided by operating activities	386,008	357,101

Investing activities
Utility capital/construction expenditures	(621,641)	(400,957)
Allowance for equity funds used during construction	11,637	6,457
Investments in utility money pool arrangement	(46,000)	—
Repayments from utility money pool arrangement	111,000	—
Other, net	—	(493)
Net cash used in investing activities	(545,004)	(394,993)

Financing activities
Proceeds from short-term borrowings, net	35,000	(50,000)
Proceeds from issuance of long-term debt, net	—	442,651
Borrowings under utility money pool arrangement	446,000	323,000
Repayments under utility money pool arrangement	(423,000)	(323,000)
Capital contributions from parent	181,484	45,000
Repayment of long-term debt	—	(271,613)
Dividends paid to parent	(90,705)	(82,599)
Other, net	(31)	—
Net cash provided by financing activities	148,748	83,439

Net change in cash and cash equivalents	(10,248)	45,547
Cash and cash equivalents at beginning of period	10,871	844
Cash and cash equivalents at end of period	$623	$46,391

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(57,924)	$(58,581)
Cash (paid) received for income taxes, net	(15,251)	37,899
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$54,601	$40,861

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$623	$10,871
Accounts receivable, net	101,870	79,581
Accounts receivable from affiliates	4,085	1,297
Investments in utility money pool arrangement	—	65,000
Accrued unbilled revenues	120,156	129,804
Inventories	33,401	40,433
Regulatory assets	23,387	31,538
Derivative instruments	28,436	15,882
Prepaid taxes	15,821	15,025
Prepayments and other	10,137	10,341
Total current assets	337,916	399,772

Property, plant and equipment, net	5,539,200	5,095,609

Other assets
Regulatory assets	366,885	362,943
Derivative instruments	16,584	18,954
Other	4,602	11,266
Total other assets	388,071	393,163
Total assets	$6,265,187	$5,888,544

Liabilities and Equity
Current liabilities
Short-term debt	$35,000	$—
Borrowings under utility money pool arrangement	23,000	—
Accounts payable	191,874	211,756
Accounts payable to affiliates	17,308	22,577
Regulatory liabilities	112,585	68,835
Taxes accrued	53,453	35,243
Accrued interest	20,396	23,275
Dividends payable	40,071	26,753
Derivative instruments	3,565	3,565
Other	25,548	29,641
Total current liabilities	522,800	421,645

Deferred credits and other liabilities
Deferred income taxes	601,294	574,906
Regulatory liabilities	795,424	784,564
Asset retirement obligations	29,664	28,524
Derivative instruments	17,275	19,949
Pension and employee benefit obligations	82,369	90,266
Other	4,816	8,386
Total deferred credits and other liabilities	1,530,842	1,506,595

Commitments and contingencies
Capitalization
Long-term debt	1,830,796	1,829,941
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	—	—
Additional paid in capital	1,771,469	1,590,242
Retained earnings	610,655	541,588
Accumulated other comprehensive loss	(1,375)	(1,467)
Total common stockholder’s equity	2,380,749	2,130,363
Total liabilities and equity	$6,265,187	$5,888,544

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of Sept. 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2018 and 2017; and its cash flows for the nine months ended Sept. 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2018 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Adoption will occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and included in Targeted Improvements, Topic 842 (ASU No. 2018-11). On Jan. 1, 2019, agreements historically disclosed as operating leases for the use of real estate, equipment and certain fossil-fueled generating facilities operated under purchased power agreements (PPAs) are expected to be recognized on the consolidated balance sheet. Other than first-time recognition of these types of operating leases on the balance sheet, the implementation is not expected to have a significant impact on SPS’ financial statements.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. SPS implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a material impact on SPS’ financial statements. For related disclosures, see Note 12 to the financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the statement of income. SPS implemented the new guidance on Jan. 1, 2018, and as a result, $0.7 million and $2.2 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the income statement for the three and nine months ended Sept. 30, 2017, respectively. Under a practical expedient permitted by the standard, SPS used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$107,709	$85,929
Less allowance for bad debts	(5,839)	(6,348)
	$101,870	$79,581

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$25,380	$26,218
Fuel	8,021	14,215
	$33,401	$40,433

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$7,115,175	$6,765,371
Construction work in progress	533,538	351,875
Total property, plant and equipment	7,648,713	7,117,246
Less accumulated depreciation	(2,109,513)	(2,021,637)
	$5,539,200	$5,095,609

4.	Income Taxes

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Nine Months Ended Sept. 30,
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax (net of federal tax effect)	2.3	2.3
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(4.0)	—
Regulatory differences - ARAM deferral (b)	1.7	—
Regulatory differences - reversal of prior quarters' ARAM deferral (b)	(0.2)	—
Regulatory differences - other utility plant items	(1.3)	(0.8)
Tax credits (net of federal income tax expense)	(0.7)	(0.7)
Other (net)	(1.8)	0.1
Effective income tax rate	17.0%	35.9%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
ARAM has been deferred when regulatory treatment has not been established. As SPS received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017 Xcel Energy and the Office of Appeals (Appeals) reached an agreement and the benefit related to the agreed upon portions was recognized. SPS did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy filed a protest with the IRS. As of Sept. 30, 2018 the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$2.8	$2.3
Unrecognized tax benefit — Temporary tax positions	1.6	2.0
Total unrecognized tax benefit	$4.4	$4.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(6.9)	$(5.9)

It is reasonably possible that SPS’ amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes and state audits resume. As the IRS Appeals progresses and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3 million.

Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the financial statements included in to SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. The following details the status of regulatory decisions in each state where Xcel Energy, which includes Texas and New Mexico, operates.

Texas — In June 2018, SPS, the Public Utility Commission of Texas (PUCT) Staff and various intervenors reached a settlement in the Texas electric rate case which included the impacts of the TCJA. The settlement reflects no change in customer rates or refunds and SPS’ actual capital structure, which SPS has informed the parties it intends to be up to a 57 percent equity ratio to offset the negative impacts on its credit metrics and potentially its credit ratings. A PUCT decision is expected in the fourth quarter of 2018.

New Mexico — In September 2018, the New Mexico Public Regulation Commission (NMPRC) issued its final order in SPS’ 2017 electric rate case, which included a refund of the 2018 impact of the TCJA.

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

In May 2018, SPS filed rebuttal testimony and revised its request to an overall increase in the annual base rate revenue of approximately $32 million, or 5.9 percent, net of the TCJA (after adjusting for a requested 58 percent equity ratio) and other adjustments. This request would be equivalent to approximately $17 million after adjusting for the Transmission Cost Recovery Factor (TCRF) rider.

In June 2018, SPS, the PUCT Staff and various intervenors reached a settlement, which results in no overall change to SPS’ revenues after adjusting for the impact of the TCJA and the lower costs of long-term debt.

The following are key terms:

•	The ability to use an equity ratio that reflects SPS' actual capital structure, up to 57 percent;

•	A 9.5 percent ROE for the calculation of allowance for funds used during construction (AFUDC);

•	TCRF rider will remain in effect;

•	SPS will accelerate the depreciable lives of Tolk Units 1 and 2 from 2042 and 2045, respectively, to 2037; and

•	SPS agrees that it will file its next base rate case no later than Dec. 31, 2019.

A PUCT decision on the settlement is expected in the fourth quarter of 2018.

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

In May 2018, SPS reduced its request to $27 million, net of the TCJA (approximately $11 million, net of the requested higher equity ratio) and other adjustments, based on a requested ROE of 10.25 percent and an equity ratio of 58.0 percent.

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

On Sept. 5, 2018, the NMPRC issued its final order resulting in a revenue increase of approximately $8 million, or 2.1 percent, effective Sept. 27, 2018, based on a ROE of 9.1 percent and a 51 percent equity ratio. The NMPRC also ordered a refund of $10 million associated with the TCJA impacts for the retroactive period of Jan. 1, 2018 through Sept. 27, 2018. SPS recorded a regulatory liability of $10 million for the customer refund in the third quarter of 2018.
On Sept. 7, 2018, SPS filed an appeal with the NMSC on the grounds that the NMPRC’s findings are contrary to the factual record and do not result in just and reasonable rates as required by law.  In addition, SPS filed a motion for stay with the NMSC to delay the implementation of the retroactive TCJA refund until the NMSC issues its decision on SPS' appeal of the rate case order.  SPS considers the refund illegal primarily because it violates the prohibition on retroactive ratemaking and results in rates that are not just and reasonable.  On Sept. 26, 2018, the NMSC granted a temporary stay to delay the implementation of the retroactive refund until further order of the Court.

Appeal of the New Mexico 2016 Electric Rate Case Dismissal — In November 2016, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $41 million, representing a total revenue increase of approximately 10.9 percent. The rate filing was based on a requested ROE of 10.1 percent, an equity ratio of 53.97 percent, an electric rate base of approximately $832 million and a future test year ended June 30, 2018. In 2017, the NMPRC dismissed SPS’ rate case. SPS filed a notice of appeal in the NMSC. A decision is not expected until the second half of 2019.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Southwest Power Pool, Inc. (SPP) Open Access Transmission Tariff (OATT) Upgrade Costs — Under the SPP OATT, costs of participant funded, or “sponsored,” transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade.  The SPP OATT has allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades.  In 2016, the FERC granted SPP’s request to recover the charges not billed since 2008.  SPP subsequently billed SPS approximately $13 million for these charges. SPP is also billing SPS ongoing charges of approximately $0.5 million per month. In July 2018, SPS’ appeal to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) over the FERC rulings granting SPP the right to recover these charges was remanded to the FERC. As of September 2018, SPS’ recovery of these charges (from 2008 through 2016) is being reviewed by the FERC, which is expected to rule in the first quarter of 2019.

In October 2017, SPS filed a complaint against SPP regarding the amounts billed asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC denied SPS’ complaint. SPS sought rehearing in April 2018, and the FERC granted a rehearing for purposes of further consideration in May 2018. The timing of FERC action on the SPS rehearing is uncertain. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the differential in future rate proceedings.

SPP Filing to Assign GridLiance Facilities to SPS Rate Zone — In August 2018, SPP filed a request with the FERC to amend its OATT to include the costs of the GridLiance High Plains, LLC. facilities in the SPS rate zone. The FERC initially determined the facilities did not qualify as transmission facilities under the SPP OATT. SPP’s proposed tariff changes could result in an increase in the annual transmission revenue requirement (ATRR) of $9.5 million per year, with $6 million allocated to SPS’ retail customers. The remaining $3.5 million would be paid by other wholesale loads in the SPS rate zone. In September 2018, SPS protested the proposed SPP tariff charges, and asked the FERC to reject the SPP filing. The FERC is expected to take initial action in the fourth quarter of 2018.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to the financial statements included in SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.

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

SPS had approximately 967 Megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2018 and 897 MW as of Dec. 31, 2017, with entities that have been determined to be variable interest entities. SPS has concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2041.

Environmental Contingencies

Manufactured Gas Plant (MGP), Landfill or Disposal Sites — SPS is currently involved in investigating and/or remediating an MGP, landfill or other disposal site. SPS has identified one site where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. SPS anticipates that the investigation or remediation activities will continue through at least 2019. SPS accrued $0.1 million for the site as of Sept. 30, 2018 and Dec. 31, 2017, respectively. There may be insurance recovery and/or recovery from other responsible parties that will offset any costs incurred.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$100	$100
Amount outstanding at period end	23	—
Average amount outstanding	76	13
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	1.97%	1.12%
Weighted average interest rate at period end	1.99	N/A

Commercial Paper — SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$400	$400
Amount outstanding at period end	35	—
Average amount outstanding	63	69
Maximum amount outstanding	144	176
Weighted average interest rate, computed on a daily basis	2.25%	1.13%
Weighted average interest rate at period end	2.35	N/A

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

As of Sept. 30, 2018, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$400	$37	$363

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

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

The following table details the gross notional amounts of commodity FTRs as of Sept. 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)	Sept. 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	8,594	4,251

(a)	Amounts are not reflective of net positions in the underlying commodities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for each of the three and nine months ended Sept. 30, 2018 and 2017.

During the three and nine months ended Sept. 30, 2018, changes in the fair value of FTRs resulted in pre-tax net losses of $3.3 million and pre-tax net gains of $10.1 million, respectively, and were recognized as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2017, changes in the fair value of FTRs resulted in pre-tax net losses of $2.5 million and $0.2 million, respectively, and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.

There were immaterial FTR settlement losses and $3.4 million of FTR settlement gains recognized for the three and nine months ended Sept. 30, 2018, respectively, and were recorded to electric fuel and purchased power. For the three and nine months ended Sept. 30, 2017, FTR settlement losses of $2.2 million and gains of $0.1 million, respectively, were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

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

SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. As of Sept. 30, 2018, two of SPS’ most significant counterparties, comprising $16.9 million or 34 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the most significant counterparties, comprising $10.7 million or 22 percent of this credit exposure, were not rated by these external agencies, but based on SPS’s internal analysis, had credit quality consistent with investment grade. All seven of these significant counterparties are municipal or cooperative electric entities or other utilities.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, SPS’ derivative assets and liabilities measured at fair value on a recurring basis as of Sept. 30, 2018:

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$25,666	$25,666	$(389)	$25,277
Total current derivative assets	$—	$—	$25,666	$25,666	$(389)	25,277
PPAs (a)						3,159
Current derivative instruments						$28,436
Noncurrent derivative assets
PPAs (a)						$16,584
Noncurrent derivative instruments						$16,584
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$389	$389	$(389)	$—
Total current derivative liabilities	$—	$—	$389	$389	$(389)	—
PPAs (a)						3,565
Current derivative instruments						$3,565
Noncurrent derivative liabilities
PPAs (a)						$17,275
Noncurrent derivative instruments						$17,275

(a)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2018. At Sept. 30, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2018 and 2017:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2018	2017
Balance at July 1	$35,389	$28,665
Purchases	3,169	43
Settlements	(10,068)	(9,939)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities	(3,213)	1,669
Balance at Sept. 30	$25,277	$20,438

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$12,723	$1,955
Purchases	22,517	39,376
Settlements	(35,305)	(40,437)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	25,342	19,544
Balance at Sept. 30	$25,277	$20,438
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of Sept. 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,830,796	$1,832,158	$1,829,941	$2,001,992

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

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$473	$296	$771	$488
Other nonoperating income	—	1	2	—
Other nonoperating expense	(1)	—	—	—
Insurance policy expense	(11)	(12)	(35)	(36)
Benefits non-service cost	(1,487)	(749)	(3,250)	(2,247)
Other expense, net	$(1,026)	$(464)	$(2,512)	$(1,795)

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,429	$2,439	$280	$219
Interest cost (a)	4,603	4,928	410	415
Expected return on plan assets (a)	(7,082)	(6,971)	(615)	(589)
Amortization of prior service credit (a)	(34)	—	(101)	(100)
Amortization of net loss (gain) (a)	3,517	3,245	(114)	(155)
Net periodic benefit cost (credit)	3,433	3,641	(140)	(210)
(Costs) credits not recognized due to the effects of regulation	(468)	553	—	—
Net benefit cost (credit) recognized for financial reporting	$2,965	$4,194	$(140)	$(210)

	Nine Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,289	$7,319	$839	$657
Interest cost (a)	13,808	14,783	1,231	1,245
Expected return on plan assets (a)	(21,246)	(20,913)	(1,846)	(1,767)
Amortization of prior service credit (a)	(103)	—	(302)	(300)
Amortization of net loss (gain) (a)	10,551	9,735	(340)	(465)
Net periodic benefit cost (credit)	10,299	10,924	(418)	(630)
Credits not recognized due to the effects of regulation	1,267	1,275	—	—
Net benefit cost (credit) recognized for financial reporting	$11,566	$12,199	$(418)	$(630)

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

11.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(752)	$(654)	$(1,406)
Losses reclassified from net accumulated other comprehensive loss	13	18	31
Net current period other comprehensive income	13	18	31
Accumulated other comprehensive loss at Sept. 30	$(739)	$(636)	$(1,375)

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(659)	$(582)	$(1,241)
Losses reclassified from net accumulated other comprehensive loss	10	16	26
Net current period other comprehensive income	10	16	26
Accumulated other comprehensive loss at Sept. 30	$(649)	$(566)	$(1,215)

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(776)	$(691)	$(1,467)
Losses reclassified from net accumulated other comprehensive loss	37	55	92
Net current period other comprehensive income	37	55	92
Accumulated other comprehensive loss at Sept. 30	$(739)	$(636)	$(1,375)

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(678)	$(612)	$(1,290)
Losses reclassified from net accumulated other comprehensive loss	29	46	75
Net current period other comprehensive income	29	46	75
Accumulated other comprehensive loss at Sept. 30	$(649)	$(566)	$(1,215)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2018		Three Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$16	(a)	$16	(a)
Total, pre-tax	16		16
Tax benefit	(3)		(6)
Total, net of tax	13		10
Defined benefit pension and postretirement losses:
Amortization of net loss	23	(b)	24	(b)
Total, pre-tax	23		24
Tax benefit	(5)		(8)
Total, net of tax	18		16
Total amounts reclassified, net of tax	$31		$26

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2018		Nine Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$47	(a)	$47	(a)
Total, pre-tax	47		47
Tax benefit	(10)		(18)
Total, net of tax	37		29
Defined benefit pension and postretirement losses:
Amortization of net loss	70	(b)	72	(b)
Total, pre-tax	70		72
Tax benefit	(15)		(26)
Total, net of tax	55		46
Total amounts reclassified, net of tax	$92		$75
(a) Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 10 to the financial statements for details regarding these benefit plans.

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

In the following tables, regulated electric revenue is classified by the type of goods/services rendered and market/customer type.

	Three Months Ended
(Thousands of Dollars)	Sept. 30, 2018	Sept. 30, 2017
Major product lines
Revenue from contracts with customers:
Residential	$114,387	$113,380
Commercial and industrial (C&I)	229,457	241,295
Other	12,983	13,399
Total retail	356,827	368,074
Wholesale	117,949	116,635
Transmission	60,726	56,143
Other	1,792	3,862
Total revenue from contracts with customers	537,294	544,714
Alternative revenue and other	2,769	6,909
Total revenues	$540,063	$551,623

	Nine Months Ended
(Thousands of Dollars)	Sept. 30, 2018	Sept. 30, 2017
Major product lines
Revenue from contracts with customers:
Residential	$279,543	$277,169
C&I	625,988	658,057
Other	34,010	35,253
Total retail	939,541	970,479
Wholesale	326,810	309,669
Transmission	175,342	166,715
Other	12,181	7,872
Total revenue from contracts with customers	1,453,874	1,454,735
Alternative revenue and other	14,759	36,756
Total revenues	$1,468,633	$1,491,491

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including our 2018 earnings per share guidance, the TCJA’s impact to SPS and its customers, long-term earnings per share and dividend growth rate, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; unusual weather and climate change, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; actions of credit rating agencies; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force factors.

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

Electric Margins

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

Results of Operations

SPS’ net income was approximately $173 million for 2018 year-to-date, compared with approximately $128 million for the same period in 2017. The year-to-date increase was primarily due to higher AFUDC related to the Hale County wind project, timing of O&M expenses, the favorable impact of weather, sales growth, and lower interest expense, partially offset by higher depreciation expense.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$1,513	$1,491
Electric fuel and purchased power	(802)	(816)
Electric margin before impact of the TCJA	$711	$675
Impact of the TCJA (offset as a reduction in income tax expense)	(38)	—
Electric margin	$673	$675

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30, 2018:

Electric Revenue

(Millions of Dollars)	2018 vs 2017
Fuel and purchased power cost recovery	$(72)
Firm wholesale	(12)
Trading	42
Wholesale transmission revenue	25
Estimated impact of weather	18
Sales Growth	5
Demand revenue	5
Other, net	11
Total increase in electric revenues before impact of the TCJA	$22
Impact of TCJA (offset as a reduction in income tax expense)	(44)
Total decrease in electric revenues	$(22)

Electric Margin

(Millions of Dollars)	2018 vs 2017
Firm wholesale	$(12)
Estimated impact of weather	18
Wholesale transmission revenue, net of costs	12
Sales growth	5
Demand revenue	5
Other, net	8
Total increase in electric margin before impact of the TCJA	$36
Impact of TCJA (offset as a reduction in income tax expense)	(38)
Total decrease in electric margin	$(2)

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased $7 million, or 3.5 percent, for 2018 year-to-date. The decrease primarily relates to timing of O&M expenses.

Depreciation and Amortization — Depreciation and amortization increased $5 million, or 3.7 percent for 2018 year-to-date. The increase primarily relates to an increase in capital investments and planned system investments.

Income Taxes — Income tax expense decreased $36 million for the first nine months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and an increase in plant-related regulatory differences related to ARAM (net of deferrals). The ETR was 17.0 percent for the first nine months of 2018, compared with 35.9 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above. See Note 4 to the financial statements.

AFUDC, Equity and Debt — AFUDC increased $3 million for the third quarter of 2018 and increased $7 million year-to-date. The increase was primarily due to the Hale wind project and other capital investments.

Interest Charges — Interest charges decreased $4 million, or 6.6 percent, year-to-date. The decrease was related to refinancing at lower interest rates, partially offset by higher debt levels to fund capital investments.

Public Utility Regulation

Except to the extent noted below and in Note 5 in the notes to the financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Public Utility Regulation included in Item 2 of SPS’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

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

In October 2017, the PUCT issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities within its service area. In January 2018, SPS and two other parties filed appeals of the PUCT’s order in the Texas State District Court. In September 2018, the District Court affirmed the PUCT’s ROFR order. SPS plans to file an appeal in the fourth quarter of 2018.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, asset transactions and mergers, accounting practices and certain other activities of SPS, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of SPS’ activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

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

Southwestern Public Service Company

Oct. 26, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)