Form 10-Q
period 2019-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2019-04-26
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-3034	75-0575400
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
SOUTHWESTERN PUBLIC SERVICE COMPANY
(a New Mexico corporation)
790 South Buchanan Street
Amarillo, Texas 79101
303-571-7511
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2019
Common Stock, $1.00 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc.  Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DSM	Demand side management
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other Terms and Abbreviations
ADIT	Accumulated deferred income tax
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATRR	Annual transmission revenue requirement
C&I	Commercial and Industrial
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
Moody’s	Moody’s Investor Services
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity

ROU	Right-of-use
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity
Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the costs of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.
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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating revenues	$454.1	$447.2

Operating expenses
Electric fuel and purchased power	230.9	253.9
Operating and maintenance expenses	72.4	66.1
Demand side management expenses	4.6	4.1
Depreciation and amortization	53.2	48.4
Taxes (other than income taxes)	18.5	17.6
Total operating expenses	379.6	390.1

Operating income	74.5	57.1

Other income (expense)	0.4	(0.7)

Allowance for funds used during construction — equity	10.3	3.4

Interest charges and financing costs
Interest charges — includes other financing costs of $0.8 and $0.7 respectively	24.4	20.2
Allowance for funds used during construction — debt	(4.5)	(1.8)
Total interest charges and financing costs	19.9	18.4

Income before income taxes	65.3	41.4
Income taxes	11.2	8.3
Net income	$54.1	$33.1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$54.1	$33.1

Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $0 and $0, respectively	—	0.1
Other comprehensive income	—	0.1
Comprehensive income	$54.1	$33.2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$54.1	$33.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53.8	48.5
Demand side management program amortization	—	0.4
Deferred income taxes	11.0	0.8
Allowance for equity funds used during construction	(10.3)	(3.4)
Changes in operating assets and liabilities:
Accounts receivable	(1.3)	(11.4)
Accrued unbilled revenues	0.2	12.1
Inventories	(6.8)	6.0
Prepayments and other	(5.4)	1.4
Accounts payable	(9.3)	(12.0)
Net regulatory assets and liabilities	(1.2)	27.0
Other current liabilities	(16.7)	(4.9)
Pension and other employee benefit obligations	(15.9)	(7.9)
Other, net	0.3	0.2
Net cash provided by operating activities	52.5	89.9

Investing activities
Utility capital/construction expenditures	(179.6)	(145.5)
Investments in utility money pool arrangement	—	(46.0)
Repayments from utility money pool arrangement	—	111.0
Net cash used in investing activities	(179.6)	(80.5)

Financing activities
Proceeds from short-term borrowings, net	95.0	10.0
Proceeds from (repayments of) from issuance of long-term debt, net	(0.1)	—
Borrowings under utility money pool arrangement	100.0	1.0
Repayments under utility money pool arrangement	(62.0)	(1.0)
Capital contributions from parent	5.8	0.4
Dividends paid to parent	(55.1)	(26.8)
Net cash provided by (used in) financing activities	83.6	(16.4)

Net change in cash and cash equivalents	(43.5)	(7.0)
Cash and cash equivalents at beginning of period	44.0	10.9
Cash and cash equivalents at end of period	$0.5	$3.9

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(18.9)	$(21.2)
Cash paid for income taxes, net	(4.9)	(4.0)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$68.5	$36.7
Inventory transfer additions in PPE	6.4	4.8
Operating lease right-of-use assets	548.3	—
Allowance for equity funds used during construction	10.3	3.4

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$0.5	$44.0
Accounts receivable, net	93.2	90.7
Accounts receivable from affiliates	3.4	10.5
Accrued unbilled revenues	114.3	114.5
Inventories	34.3	33.9
Regulatory assets	25.4	26.0
Derivative instruments	6.2	17.8
Prepaid taxes	14.2	14.2
Prepayments and other	16.1	10.7
Total current assets	307.6	362.3

Property, plant and equipment, net	6,088.5	5,946.4

Other assets
Regulatory assets	364.6	366.2
Derivative instruments	15.0	15.8
Operating lease right-of-use assets	542.0	—
Other	5.0	5.1
Total other assets	926.6	387.1
Total assets	$7,322.7	$6,695.8

Liabilities and Equity
Current liabilities
Short-term debt	$137.0	$42.0
Borrowings under utility money pool arrangement	38.0	—
Accounts payable	194.4	191.8
Accounts payable to affiliates	13.1	19.9
Regulatory liabilities	84.7	85.8
Taxes accrued	28.8	41.6
Accrued interest	26.1	25.8
Dividends payable	47.6	45.2
Derivative instruments	3.6	3.6
Other	49.4	28.3
Total current liabilities	622.7	484.0

Deferred credits and other liabilities
Deferred income taxes	635.4	619.1
Regulatory liabilities	756.6	780.9
Asset retirement obligations	32.8	32.4
Derivative instruments	15.5	16.4
Pension and employee benefit obligations	76.4	92.4
Operating lease liabilities	515.8	—
Other	8.0	7.9
Total deferred credits and other liabilities	2,040.5	1,549.1

Commitments and contingencies
Capitalization
Long-term debt	2,126.3	2,126.1
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	1,932.3	1,932.3
Retained earnings	602.3	605.7
Accumulated other comprehensive loss	(1.4)	(1.4)
Total common stockholder’s equity	2,533.2	2,536.6
Total liabilities and equity	$7,322.7	$6,695.8
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued					Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value		Additional Paid In Capital
Three Months Ended March 31, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	5,890.0	$1,590.2	3,620.0	$541.6	$(1.5)	$2,130.3
Net income						33.1		33.1
Other comprehensive income							0.1	0.1
Common dividends declared to parent						(33.3)		(33.3)
Balance at March 31, 2018	100	$—		$1,590.2		$541.4	$(1.4)	$2,130.2

Balance at Dec. 31, 2018	100	$—	—	$1,932.3		$605.7	$(1.4)	$2,536.6
Net income						54.1		54.1
Common dividends declared to parent						(57.5)		(57.5)
Balance at March 31, 2019	100	$—		$1,932.3		$602.3	$(1.4)	$2,533.2

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of March 31, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and change in stockholder’s equity for the three months ended March 31, 2019 and 2018; and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. SPS is currently evaluating the impact of adoption of the new standard on its financial statements.
Recently Adopted
Leases — In 2016, the FASB issued Leases, Topic 842 (ASC Topic 842), which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that operating leases be recognized on the balance sheet. SPS adopted the guidance on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions on whether agreements existing before the adoption date contain leases and whether existing leases are operating or finance leases; ASC Topic 842 refers to capital leases as finance leases.
Specifically for land easement contracts, SPS has elected the practical expedient provided by ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842, and as a result, only those easement contracts entered on or after Jan. 1, 2019 will be evaluated to determine if lease treatment is appropriate.

SPS also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its balance sheet, the implementation of ASC Topic 842 did not have a significant impact on SPS’ financial statements. Adoption resulted in recognition of approximately $0.5 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$98.7	$96.3
Less allowance for bad debts	(5.5)	(5.6)
	$93.2	$90.7

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$25.8	$25.7
Fuel	8.5	8.2
	$34.3	$33.9

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$7,287.2	$7,227.7
Construction work in progress	974.3	847.3
Total property, plant and equipment	8,261.5	8,075.0
Less accumulated depreciation	(2,173.0)	(2,128.6)
Total	$6,088.5	$5,946.4

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$100	$100
Amount outstanding at period end	38	—
Average amount outstanding	19	29
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	2.44%	1.96%
Weighted average interest rate at period end	2.44	N/A

Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$400	$400
Amount outstanding at period end	137	42
Average amount outstanding	86	30
Maximum amount outstanding	152	144
Weighted average interest rate, computed on a daily basis	2.69%	2.27%
Weighted average interest rate at period end	2.71	2.80
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. As of both March 31, 2019 and Dec. 31, 2018, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
As of March 31, 2019, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$400	$139	$261

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2019 and Dec. 31, 2018.
5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consists of the following:

	Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018
Major revenue types
Revenue from contracts with customers:
Residential	$88.1	$80.0
C&I	205.8	195.8
Other	9.6	9.7
Total retail	303.5	285.5
Wholesale	84.8	93.2
Transmission	57.4	55.7
Other	1.0	7.5
Total revenue from contracts with customers	446.7	441.9
Alternative revenue and other	7.4	5.3
Total revenues	$454.1	$447.2

6.	Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended March 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.1	2.4
Increases (decreases) in tax from:
Regulatory differences (a)	(4.6)	(2.7)
Tax credits (net)	(0.6)	(0.7)
Other (net)	(0.7)	—
Effective income tax rate	17.2%	20.0%

(a)
Regulatory differences for income tax purposes primarily include the average rate assumption method (ARAM), ARAM deferral and AFUDC - Equity. ARAM is a method to flow back excess deferred taxes to customers. ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	October 2019
2014 - 2016	September 2020
2017	September 2021
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2019 no adjustments have been proposed.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2019, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.

Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$3.1	$3.0
Unrecognized tax benefit — Temporary tax positions	1.6	1.5
Total unrecognized tax benefit	$4.7	$4.5
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(4.0)	$(3.8)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $0.9 million and $0.8 million at March 31, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3.6 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Receivable for interest related to unrecognized tax benefits at beginning of period	$0.7	$0.5
Interest income related to unrecognized tax benefits	—	0.2
Receivable for interest related to unrecognized tax benefits at end of period	$0.7	$0.7
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options generally utilize observable forward prices and volatilities, as well as observable pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to delivery locations for which pricing is relatively unobservable, or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2019, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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
Gross notional amounts of commodity FTRs:

(Amounts in Millions) (a)	March 31, 2019	Dec. 31, 2018
Megawatt hours of electricity	2.2	5.5

(a)	Amounts are not reflective of net positions in the underlying commodities.
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

At March 31, 2019, one of the eight most significant counterparties for these activities, comprising $11.1 million or 24% of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $9.0 million or 20% of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $4.4 million or 10% of this credit exposure, had credit quality less than investment grade, based on external analysis. Six of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for the three months ended March 31, 2019 and 2018.
Changes in the fair value of FTRs resulting in pre-tax net gains of $6.3 million and $0.3 million recognized for the three months ended March 31, 2019 and 2018, respectively, were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains of an immaterial amount and losses of $0.5 million were recognized for the three months ended March 31, 2019 and 2018, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2019 and 2018.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019						Dec. 31, 2018
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$3.1	$3.1	$—	$3.1	$—	$—	$14.9	$14.9	$(0.2)	$14.7
Total current derivative assets	$—	$—	$3.1	$3.1	$—	3.1	$—	$—	$14.9	$14.9	$(0.2)	14.7
PPAs (b)						3.1						3.1
Current derivative instruments						$6.2						$17.8
Noncurrent derivative assets
PPAs (b)						15.0						15.8
Noncurrent derivative instruments						$15.0						$15.8
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2	$(0.2)	$—
Total current derivative liabilities	$—	$—	$—	$—	$—	—	$—	$—	$0.2	$0.2	$(0.2)	—
PPAs (b)						3.6				.		3.6
Current derivative instruments						$3.6						$3.6
Noncurrent derivative liabilities
PPAs (b)						15.5						16.4
Noncurrent derivative instruments						$15.5						$16.4

(a)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2019 and Dec. 31, 2018. At both March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$14.7	$12.7
Purchases	3.9	0.7
Settlements	(6.5)	(10.4)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities	(9.0)	2.4
Balance at March 31	$3.1	$5.4
SPS recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2019 and 2018.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,126.3	$2,220.4	$2,126.1	$2,139.8
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2019 and Dec. 31, 2018, and given the observability of the inputs, the fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.2	$2.4	$0.2	$0.3
Interest cost (a)	5.0	4.6	0.4	0.4
Expected return on plan assets (a)	(7.2)	(7.1)	(0.5)	(0.6)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	2.8	3.5	(0.1)	(0.2)
Net periodic benefit cost (credit)	2.8	3.4	(0.1)	(0.2)
(Costs) credits not recognized due to the effects of regulation	0.4	1.0	—	—
Net benefit cost (credit) recognized for financial reporting	$3.2	$4.4	$(0.1)	$(0.2)
(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.
In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $17 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2019.

9.	Commitments and Contingencies
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
Rate Matters
SPP OATT Upgrade Costs — Under the SPP OATT, costs of transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. SPP had not been charging its customers for these upgrades, even though the SPP OATT had allowed SPP to do so since 2008. In 2016, the FERC granted SPP’s request to recover these previously unbilled charges and SPP subsequently billed SPS approximately $13 million.

In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, after submission of additional briefs, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before Sept. 2015. On April 1, 2019, several parties, including SPP, filed requests for rehearing. The timing of a FERC response to the rehearing requests is uncertain. The refunds are expected to be given back to SPS customers through future rates.
In October 2017, SPS filed a separate complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. The FERC granted a rehearing for further consideration in May 2018. The timing of FERC action on the SPS rehearing is uncertain. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
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
In January 2019, the FERC issued an order accepting the proposed rate changes as of February 1, 2019, subject to refund and settlement procedures. The first settlement conference is expected in April 2019.
Environmental
MGP, Landfill or Disposal Sites — SPS is currently investigating or remediating a MGP, landfill or other disposal site across its service territories, and these activities will continue through at least 2020. SPS accrued $0.1 million as of March 31, 2019 and Dec. 31, 2018, respectively. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Leases
SPS evaluates a variety of contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by SPS on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.

ROU assets represent SPS’ rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of SPS’ leases do not contain a readily determinable discount rate, and therefore the present value of future lease payments is calculated using the estimated incremental borrowing rate for similar borrowing periods. SPS has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments to the lessor, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	March 31, 2019
PPAs	$500.3
Other	48.0
Gross operating lease ROU assets	548.3
Accumulated amortization	(6.3)
Net operating lease ROU assets	$542.0
Given the impacts of accounting for regulated operations, and the resulting recognition of periodic expense at the amounts recovered in customer rates, cash expenditures for operating leases are consistent with recognized lease expense.
Components of lease expense:

(Millions of Dollars)	Three Months Ended March 31, 2019
Operating leases
PPA capacity payments	$12.8
Other operating leases (a)	1.2
Total operating lease expense (b)	$14.0

(a)	Includes short-term lease expense of $0.4 million.

(b)	PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Future commitments under operating leases as of March 31, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$34.7	$2.5	$37.2
2020	46.2	3.4	49.6
2021	46.2	3.3	49.5
2022	46.2	3.4	49.6
2023	46.2	3.4	49.6
Thereafter	450.8	54.8	505.6
Total minimum obligation	670.3	70.8	741.1
Interest component of obligation	(176.0)	(23.1)	(199.1)
Present value of minimum obligation	494.3	47.7	542.0
Less current portion			(26.2)
Noncurrent operating lease liabilities			$515.8

Weighted-average discount rate			4.4%
Weighted-average remaining lease term in years			14.8

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$46.7	$5.2	$51.9
2020	46.2	5.2	51.4
2021	46.2	5.1	51.3
2022	46.2	5.1	51.3
2023	46.2	5.1	51.3
Thereafter	450.8	56.3	507.1

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs as of March 31, 2019 and Dec. 31, 2018, with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.
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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as, electric margin and ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. SPS’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.

Electric Margins
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues. Management believes electric margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, O&M expenses, DSM expenses, depreciation and amortization and taxes (other than income taxes).
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items. Management uses these non-GAAP financial measures to evaluate and provide details of SPS’ core earnings and underlying performance.
Results of Operations
SPS’ net income was approximately $54.1 million for the first quarter of 2019, compared with approximately $33.1 million for the same period in 2018. The increase was primarily due to a regulatory settlement which included tax reform in New Mexico (approximately $10 million), sales growth and higher AFUDC (related to the Hale County wind project), partially offset by higher O&M expenses, depreciation expense and interest expense.
Electric Margin
Electric revenues and fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.
Changes in fuel or purchased power costs can impact earnings as the fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Electric revenues	$454.1	$447.2
Electric fuel and purchased power	(230.9)	(253.9)
Electric margin	$223.2	$193.3
Changes in electric margin:

(Millions of Dollars)	2019 vs 2018
Rate cases and regulatory proceedings (New Mexico)	$9.0
Purchased capacity costs	4.9
Wholesale transmission revenue, net	4.6
Non-fuel riders	3.2
Retail Sales growth	2.7
Retail rate increase (New Mexico)	1.3
Other, net	4.2
Total decrease in electric margin	$29.9
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $6.3 million, or 9.5%, for the first quarter of 2019. Increase was driven by distribution costs and business systems expenses. Distribution expenses were higher due to storms, labor and overtime and business system costs increased as a result of service delivery and network costs.

Depreciation and Amortization — Depreciation and amortization increased $4.8 million, or 9.9% for the first quarter of 2019. The increase was primarily due to increased capital investments as well as accelerated depreciation at Tolk for the Texas jurisdiction.
Income Taxes — Income tax expense increased $2.9 million for the first quarter of 2019 compared with the same period in 2018. The increase was primarily driven by higher pretax income. This was partially offset by an increase in plant-related regulatory differences related to ARAM (a) (net of deferrals), an increase in non-plant accumulated deferred income tax amortization and an increase in other utility plant items. The ETR was 17.2% for the first quarter of 2019, compared with 20.0% for the same period in 2018. The lower ETR in 2019 is primarily due to the items referenced above. See Note 6 to the financial statements.
AFUDC, Equity and Debt — AFUDC increased $9.6 million for the first quarter of 2019. The increase was primarily due to an increase in wind construction projects, primarily the Hale Wind project.
Interest Charges — Interest charges increased $4.2 million, or 20.8%, for the first quarter of 2019. The increase was related to higher debt levels to fund capital investments and refinancing at higher interest rates.
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

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
SPS (PUCT)
Rate Case	Electric	$54	August 2017	Pending
In November 2018, SPS filed an application with the PUCT requesting permission to recover $5.4 million in unbilled TCRF revenue from January 23, 2018 through June 9, 2018. Timing of a final order on this matter is uncertain.

SPS (NMPRC)
Rate Case	Electric	$43	October 2017	Received
In February 2019, SPS and the NMPRC settled SPS' appeal to the NMSC regarding NMPRC's previous rate case order, including a $10.2 million refund of retroactive TCJA benefits. As a result, the NMPRC issued revised orders eliminating the retroactive refund and SPS reversed its previously recorded regulatory liability. The order also increased the ROE from 9.1% to 9.56% and the equity ratio from 51% to 53.97%, resulting in a prospective annual base rate increase of $4.5 million (incremental to $8.1 million approved in the initial order). New rates were effective March 11, 2019.

Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including ownership of 1,000 MW.
In March 2018, the NMPRC approved SPS’ petition to build and own Hale County, a 478 MW wind project in Texas, which is expected to be placed into service in June 2019. The NMPRC also approved Sagamore, a 522 MW wind project in New Mexico which is expected to be placed into service in late 2020. In May 2018, the PUCT approved SPS’ petition to build and own Hale and Sagamore. Both projects qualify for 100% of PTCs. SPS’ capital investment for these wind projects is expected to be approximately $1.6 billion. SPS is currently waiting to receive the transmission cost estimate from SPP for Sagamore, which is necessary to determine the final cost of the project before construction can start.
Texas State Right of First Refusal (ROFR) Request for Declaratory Order — In 2017, SPS and SPP filed a joint petition with the PUCT for a declaratory order regarding SPS’ ROFR. SPS contended that Texas law grants an incumbent electric utility the ROFR to construct new transmission facilities located in the utility’s service area. The PUCT subsequently issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities. In January 2018, SPS and two other parties filed appeals in the Texas State District Court. In September 2018, the District Court affirmed the PUCT’s ROFR order. SPS has filed an additional appeal.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2019, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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
See Note 9 to the financial statements and Part I Item 2 for further information.
Item 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	001-03789	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	001-03789	3.02
10.01*+	Brett Carter’s Sign-On Bonus Terms	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2019	001-03034	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

April 26, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)