Form 10-Q
period 2019-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2019-08-01
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-3034	75-0575400
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Southwestern Public Service Company
New Mexico

790 South Buchanan Street

Amarillo	Texas	79101

303	571-7511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Aug. 1, 2019
Common Stock, $1.00 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc.  Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
NMSC	New Mexico Supreme Court
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DSM	Demand side management
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other Terms and Abbreviations
ACE	Affordable Clean Energy
ADIT	Accumulated deferred income tax
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATRR	Annual transmission revenue requirement
C&I	Commercial and Industrial
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Purchased power agreement
PTC	Production tax credit

ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity
Measurements
MW	Megawatts
MWh	Megawatt hours

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$410.5	$481.3	$864.6	$928.6

Operating expenses
Electric fuel and purchased power	179.9	257.6	410.8	511.6
Operating and maintenance expenses	70.1	66.1	142.5	132.2
Demand side management expenses	3.8	4.8	8.4	8.9
Depreciation and amortization	57.8	49.6	111.0	98.0
Taxes (other than income taxes)	17.0	15.6	35.5	33.3
Total operating expenses	328.6	393.7	708.2	784.0

Operating income	81.9	87.6	156.4	144.6

Other income (expense), net	0.5	(0.8)	0.9	(1.5)

Allowance for funds used during construction — equity	8.7	3.2	19.0	6.6

Interest charges and financing costs
Interest charges — includes other financing costs of $0.8, $0.7, $1.6 and $1.4 respectively	25.6	20.6	50.0	40.7
Allowance for funds used during construction — debt	(4.2)	(1.5)	(8.7)	(3.3)
Total interest charges and financing costs	21.4	19.1	41.3	37.4

Income before income taxes	69.7	70.9	135.0	112.3
Income taxes	10.9	12.4	22.1	20.7
Net income	$58.8	$58.5	$112.9	$91.6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$58.8	$58.5	$112.9	$91.6

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0	0.1	—	0.1	—

Other comprehensive income	0.1	—	0.1	—
Comprehensive income	$58.9	$58.5	$113.0	$91.6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$112.9	$91.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112.1	98.1
Demand side management program amortization	—	0.8
Deferred income taxes	3.3	(2.3)
Allowance for equity funds used during construction	(19.0)	(6.6)
Changes in operating assets and liabilities:
Accounts receivable	(1.3)	(25.3)
Accrued unbilled revenues	(11.3)	2.3
Inventories	(9.9)	7.9
Prepayments and other	5.2	0.7
Accounts payable	(24.5)	0.6
Net regulatory assets and liabilities	37.0	46.2
Other current liabilities	1.1	13.9
Pension and other employee benefit obligations	(16.3)	(7.9)
Other, net	0.5	—
Change in other noncurrent assets	(0.3)	4.4
Change in other noncurrent liabilities	0.5	(0.5)
Net cash provided by operating activities	190.0	223.9

Investing activities
Utility capital/construction expenditures	(364.2)	(471.7)
Investments in utility money pool arrangement	(100.0)	(46.0)
Repayments from utility money pool arrangement	—	111.0
Net cash used in investing activities	(464.2)	(406.7)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	(42.0)	132.0
Proceeds from (repayments of) from issuance of long-term debt, net	292.8	—
Borrowings under utility money pool arrangement	283.0	180.0
Repayments under utility money pool arrangement	(283.0)	(80.0)
Capital contributions from parent	378.8	0.4
Dividends paid to parent	(137.7)	(60.1)
Net cash provided by (used in) financing activities	491.9	172.3

Net change in cash and cash equivalents	217.7	(10.5)
Cash and cash equivalents at beginning of period	44.0	10.9
Cash and cash equivalents at end of period	$261.7	$0.4

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(39.9)	$(36.7)
Cash paid for income taxes, net	—	(7.6)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$68.6	$43.3
Inventory transfer additions in PPE	12.6	11.2
Operating lease right-of-use assets	548.3	—
Allowance for equity funds used during construction	19.0	6.6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$261.7	$44.0
Accounts receivable, net	93.3	90.7
Accounts receivable from affiliates	5.3	10.5
Investments in utility money pool arrangement	100.0	—
Accrued unbilled revenues	125.7	114.5
Inventories	31.2	33.9
Regulatory assets	23.8	26.0
Derivative instruments	25.5	17.8
Prepaid taxes	—	14.2
Prepayments and other	19.8	10.7
Total current assets	686.3	362.3

Property, plant and equipment, net	6,228.5	5,946.4

Other assets
Regulatory assets	361.3	366.2
Derivative instruments	14.2	15.8
Operating lease right-of-use assets	535.5	—
Other	5.0	5.1
Total other assets	916.0	387.1
Total assets	$7,830.8	$6,695.8

Liabilities and Equity
Current liabilities
Short-term debt	$—	$42.0
Accounts payable	160.4	191.8
Accounts payable to affiliates	15.9	19.9
Regulatory liabilities	136.9	85.8
Taxes accrued	44.6	41.6
Accrued interest	25.8	25.8
Dividends payable to parent	48.3	45.2
Derivative instruments	3.8	3.6
Other	50.8	28.3
Total current liabilities	486.5	484.0

Deferred credits and other liabilities
Deferred income taxes	634.5	619.1
Regulatory liabilities	749.2	780.9
Asset retirement obligations	49.3	32.4
Derivative instruments	14.6	16.4
Pension and employee benefit obligations	76.2	92.4
Operating lease liabilities	509.0	—
Other	8.3	7.9
Total deferred credits and other liabilities	2,041.1	1,549.1

Commitments and contingencies
Capitalization
Long-term debt	2,419.5	2,126.1
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	2,307.3	1,932.3
Retained earnings	577.7	605.7
Accumulated other comprehensive loss	(1.3)	(1.4)
Total common stockholder’s equity	2,883.7	2,536.6
Total liabilities and equity	$7,830.8	$6,695.8
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued					Retained Earnings		Accumulated Other Comprehensive Loss		Total Common Stockholders’ Equity
	Shares	Par Value		Additional Paid In Capital
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2018	100	$—		$1,590.2		$541.4		$(1.5)		$2,130.1
Net income						58.5				58.5
Dividends declared to parent						(30.7)				(30.7)
Contributions of capital by parent				1.2						1.2
Balance at June 30, 2018	100	$—	—	$1,591.4	—	$569.2	—	$(1.5)	—	$2,159.1

Balance at March 31, 2019	100	$—	—	$1,932.3		$602.3		$(1.4)		$2,533.2
Net income						58.8				58.8
Other comprehensive income								0.1		0.1
Dividends declared to parent						(83.4)				(83.4)
Contributions of capital by parent				375.0						375.0
Balance at June 30, 2019	100	$—		$2,307.3		$577.7		$(1.3)		$2,883.7

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	$1,590.2	$541.6	$(1.5)	$2,130.3
Net income				91.6		91.6
Dividends declared to parent				(64.0)		(64.0)
Contributions of capital by parent	—	—	1.2			1.2
Balance at June 30, 2018	100	$—	$1,591.4	$569.2	$(1.5)	$2,159.1

Balance at Dec. 31, 2018	100	$—	$1,932.3	$605.7	$(1.4)	$2,536.6
Net income				112.9		112.9
Other comprehensive income					0.1	0.1
Dividends declared to parent				(140.9)		(140.9)
Contributions of capital by parent			375.0			375.0
Balance at June 30, 2019	100	$—	$2,307.3	$577.7	$(1.3)	$2,883.7

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of SPS as of June 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and change in stockholder’s equity for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. SPS is currently evaluating the impact of adoption of the new standard on its financial statements.
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

3.	Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$98.6	$96.3
Less allowance for bad debts	(5.3)	(5.6)
	$93.3	$90.7

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$24.3	$25.7
Fuel	6.9	8.2
	$31.2	$33.9

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$8,241.0	$7,227.7
Construction work in progress	207.4	847.3
Total property, plant and equipment	8,448.4	8,075.0
Less accumulated depreciation	(2,219.9)	(2,128.6)
Total	$6,228.5	$5,946.4

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	13	29
Maximum amount outstanding	89	100
Weighted average interest rate, computed on a daily basis	2.45%	1.96%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$500	$400
Amount outstanding at period end	—	42
Average amount outstanding	202	30
Maximum amount outstanding	316	144
Weighted average interest rate, computed on a daily basis	2.68%	2.27%
Weighted average interest rate at period end	N/A	2.80

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2019 and Dec. 31, 2018, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
As of June 30, 2019, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$2	$498

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2019 and Dec. 31, 2018.
Long-Term Borrowings
During the six months ended June 30, 2019, SPS issued $300 million of 3.75% first mortgage bonds due June 15, 2049.
5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consists of the following:

	Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018
Major revenue types
Revenue from contracts with customers:
Residential	$70.4	$85.1
C&I	191.4	200.8
Other	9.9	11.3
Total retail	271.7	297.2
Wholesale	72.0	115.6
Transmission	60.0	59.0
Other	0.4	2.9
Total revenue from contracts with customers	404.1	474.7
Alternative revenue and other	6.4	6.6
Total revenues	$410.5	$481.3

	Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018
Major revenue types
Revenue from contracts with customers:
Residential	$158.5	$165.2
C&I	397.2	396.5
Other	19.5	21.0
Total retail	575.2	582.7
Wholesale	156.8	208.9
Transmission	117.4	114.6
Other	1.4	10.4
Total revenue from contracts with customers	850.8	916.6
Alternative revenue and other	13.8	12.0
Total revenues	$864.6	$928.6

6.	Income Taxes
Except to the extent noted below, Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.1	2.4
Increases (decreases) in tax from:
Plant regulatory differences (a)	(4.8)	(4.4)
Prior period adjustments	(0.7)	(0.2)
Other tax credits (net)	(0.6)	(0.8)
Wind PTCs	(0.2)	—
Other (net)	(0.4)	0.4
Effective income tax rate	16.4%	18.4%

(a)
Regulatory differences for income tax primarily relate to the flow back of excess deferred taxes to customers through the average rate assumption method and the impact of AFUDC - Equity. Year-to-date variations primarily relates to the deferral of the flow back of excess deferred taxes in 2018, as a result of pending regulatory decisions. Treatment of most tax reform items was established prior to the first quarter of 2019, resulting in a reduction in deferred amounts. Income tax benefits associated with the flow back of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020
2017	September 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of June 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2019 no adjustments have been proposed.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2019, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$3.3	$3.0
Unrecognized tax benefit — Temporary tax positions	1.5	1.5
Total unrecognized tax benefit	$4.8	$4.5

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(4.1)	$(3.8)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.1 million and $0.8 million at June 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3.6 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value, hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
As of June 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

(Amounts in Millions) (a)	June 30, 2019	Dec. 31, 2018
Mwh of electricity	15.5	5.5

(a)	Amounts are not reflective of net positions in the underlying commodities.
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

At June 30, 2019, one of the seven most significant counterparties for these activities, comprising $10.1 million or 25% of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the seven most significant counterparties, comprising $7.9 million or 20% of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $0.3 million or 1% of this credit exposure, had credit quality less than investment grade, based on external analysis. Six of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for the three and six months ended June 30, 2019 and 2018.
Changes in the fair value of FTRs resulting in pre-tax net gains of $9.9 million and $4.6 million were recognized for the three and six months ended June 30, 2019 , respectively, were reclassified as regulatory assets and liabilities. There were $13.0 million and $13.4 million of net gains for the three and six months ended June 30, 2018, respectively. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $0.2 million were recognized for both the three and six months ended June 30, 2019 and were recorded to electric fuel and purchased power. There were $3.9 million and $3.4 million of FTR settlement gains for the three and six months ended June 30, 2018, respectively. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the six months ended June 30, 2019 and 2018.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019						Dec. 31, 2018
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$22.7	$22.7	$(0.3)	$22.4	$—	$—	$14.9	$14.9	$(0.2)	$14.7
Total current derivative assets	$—	$—	$22.7	$22.7	$(0.3)	22.4	$—	$—	$14.9	$14.9	$(0.2)	14.7
PPAs (b)						3.1						3.1
Current derivative instruments						$25.5						$17.8
Noncurrent derivative assets
PPAs (b)						14.2						15.8
Noncurrent derivative instruments						$14.2						$15.8
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$0.5	$0.5	$(0.3)	$0.2	$—	$—	$0.2	$0.2	$(0.2)	$—
Total current derivative liabilities	$—	$—	$0.5	$0.5	$(0.3)	0.2	$—	$—	$0.2	$0.2	$(0.2)	—
PPAs (b)						3.6				.		3.6
Current derivative instruments						$3.8						$3.6
Noncurrent derivative liabilities
PPAs (b)						14.6						16.4
Noncurrent derivative instruments						$14.6						$16.4

(a)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2019 and Dec. 31, 2018. At both June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Millions of Dollars)	2019	2018
Balance at April 1	$3.1	$5.3
Purchases	17.1	18.7
Settlements	(13.1)	(14.8)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	15.1	26.2
Balance at June 30	$22.2	$35.4

	Six Months Ended June 30,
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$14.7	$12.7
Purchases	21.0	19.3
Settlements	(19.7)	(25.2)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	6.2	28.6
Balance at June 30	$22.2	$35.4

SPS recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2019 and 2018.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,419.5	$2,617.1	$2,126.1	$2,139.8

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30,
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.2	$2.4	$0.2	$0.3
Interest cost (a)	5.0	4.6	0.4	0.4
Expected return on plan assets (a)	(7.2)	(7.1)	(0.5)	(0.6)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	2.9	3.5	(0.1)	(0.1)
Net periodic benefit cost (credit)	2.9	3.4	(0.1)	(0.1)
Credits not recognized due to the effects of regulation	0.4	0.8	—	—
Net benefit cost (credit) recognized for financial reporting	$3.3	$4.2	$(0.1)	$(0.1)

(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

	Six Months Ended June 30,
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4.4	$4.9	$0.4	$0.5
Interest cost (a)	10.1	9.2	0.9	0.8
Expected return on plan assets (a)	(14.3)	(14.2)	(1.0)	(1.2)
Amortization of prior service credit (a)	(0.1)	—	(0.3)	(0.2)
Amortization of net loss (gain) (a)	5.7	7.0	(0.2)	(0.2)
Net periodic benefit cost (credit)	5.8	6.9	(0.2)	(0.3)
Credits not recognized due to the effects of regulation	0.8	1.7	—	—
Net benefit cost (credit) recognized for financial reporting	$6.6	$8.6	$(0.2)	$(0.3)
(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.
In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $17 million was attributable to SPS. On July 1, 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South), of which $1 million was attributable to SPS, and does not expect any additional pension contributions during 2019.

9.	Commitments and Contingencies
The following include commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.
Legal
SPS is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on SPS’ financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In April 2019, several parties, including SPP, filed requests for rehearing. The timing of a FERC response to the rehearing requests is uncertain. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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

The remaining $3.5 million would be paid by other wholesale loads in the SPS rate zone. In September 2018, SPS protested the proposed SPP tariff charges, and asked the FERC to reject the SPP filing. On Oct. 31, 2018, the FERC issued an order accepting the proposed charges as of Nov. 1, 2018. Settlement procedures took place in the first half of 2019. In July 2019, the settlement ALJ declared the parties were at an impasse, and made a recommendation for contested case hearing procedures. The contested case hearing procedures started in July 2019 and are expected to take approximately 13 months with an initial decision expected from the ALJ on Oct. 21, 2020, which is not binding on the FERC.
SPS Filing to Modify Wholesale Transmission Rates — In 2018, SPS filed revisions to its wholesale transmission formula rate. The proposal includes an update to the depreciation rates for transmission plant. The new formula rate would provide flow-back of “excess” ADIT resulting from the TCJA and recover certain wholesale regulatory commission expenses.
The proposed changes would increase wholesale transmission revenues by approximately $9.4 million, with approximately $4.4 million of the total being recovered in SPP regional transmission rates. SPS proposed that the formula rate changes be effective Feb. 1, 2019.
In January 2019, the FERC issued an order accepting the proposed rate changes as of Feb. 1, 2019, subject to refund and settlement procedures. Settlement procedures started in February 2019, and are ongoing.
Environmental
MGP, Landfill or Disposal Sites — SPS is currently remediating the site of a former facility.
SPS has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by SPS on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent SPS’ rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.

Most of SPS’ leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is calculated using the estimated incremental borrowing rate (weighted-average of 4.4%). SPS has elected the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	June 30, 2019
PPAs	$500.3
Other	48.0
Gross operating lease ROU assets	548.3
Accumulated amortization	(12.8)
Net operating lease ROU assets	$535.5

Components of lease expense:

(Millions of Dollars)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
PPA capacity payments	$12.6	$25.4
Other operating leases (a)	1.3	2.5
Total operating lease expense (b)	$13.9	$27.9

(a)	Includes short-term lease expense of $0.5 million for three months ended June 30, 2019 and $0.9 million for six months ended June 30, 2019.

(b)	PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Future commitments under operating leases as of June 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$23.1	$1.7	$24.8
2020	46.2	3.4	49.6
2021	46.2	3.3	49.5
2022	46.2	3.4	49.6
2023	46.2	3.4	49.6
Thereafter	450.8	54.8	505.6
Total minimum obligation	658.7	70.0	728.7
Interest component of obligation	(170.6)	(22.6)	(193.2)
Present value of minimum obligation	488.1	47.4	535.5
Less current portion			(26.5)
Noncurrent operating lease liabilities			$509.0

Weighted-average remaining lease term in years			14.5

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.

Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$46.7	$5.2	$51.9
2020	46.2	5.2	51.4
2021	46.2	5.1	51.3
2022	46.2	5.1	51.3
2023	46.2	5.1	51.3
Thereafter	450.8	56.3	507.1

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs as of June 30, 2019 and Dec. 31, 2018, with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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
Results of Operations
SPS’ net income was approximately $112.9 million for 2019 year-to-date, compared with approximately $91.6 million for the same period in 2018. The increase reflects higher electric margin attributable to rate case outcomes, sales growth and lower purchased capacity costs, despite unfavorable weather. Higher electric margin and AFUDC associated with the Hale County wind project were partially offset by increased depreciation, O&M and interest expenses.
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
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Electric revenues	$864.6	$928.6
Electric fuel and purchased power	(410.8)	(511.6)
Electric margin	$453.8	$417.0
Changes in electric margin:

(Millions of Dollars)	2019 vs 2018
Purchased capacity costs	$13.7
Demand revenue	13.2
Regulatory rate outcomes	11.8
Non-fuel riders	7.2
Wholesale transmission, net	6.8
Retail sales growth	4.1
Estimated impact of weather	(12.5)
Firm wholesale	(5.5)
Other, net	(2.0)
Total increase in electric margin	$36.8

Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $10.3 million, or 7.8%, for 2019 year-to-date compared with the same period in 2018. Increase was primarily driven by plant generation, distribution and business system expenses. Plant generation expenses increased due to timing of planned maintenance and overhauls. Distribution expenses increased as a result of additional pole inspections. Business system costs increased due to additional consulting fees.
Depreciation and Amortization — Depreciation and amortization increased $13.0 million, or 13.3% for 2019 year-to-date compared with the same period in 2018. The increase was primarily due to increased capital investments as well as accelerated depreciation at Tolk for the Texas jurisdiction.
Income Taxes — Income tax expense increased $1.4 million for 2019 year‑to‑date compared with the same period in 2018. The increase was primarily driven by higher pretax income. This was partially offset by an increase in plant-related regulatory differences, non-plant accumulated deferred income tax amortization and an increase in prior period adjustments. ETR was 16.4% for the first six months of 2019 compared with 18.4% for the same period in 2018. The lower ETR in 2019 is primarily due to the items referenced above. See Note 6 to the financial statements.
AFUDC, Equity and Debt — AFUDC increased $17.8 million for 2019 year‑to-date compared with the same period in 2018. The increase was primarily due to an increase in wind construction projects, primarily the Hale Wind project.
Interest Charges — Interest charges increased $9.3 million, or 22.9%, for 2019 year-to-date compared with the same period in 2018. The increase was related to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Public Utility Regulation
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10‑K for the year ended Dec. 31, 2018 and in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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

Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
SPS (PUCT)
Rate Case	Electric	$54	August 2017	Received
In November 2018, SPS filed an application with the PUCT requesting permission to recover $5.4 million in unbilled TCRF revenue from Jan. 23, 2018 through June 9, 2018. Application was approved in an order dated June 13, 2019.

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

2019 New Mexico Rate Case — In July 2019, SPS filed an electric rate case with the NMPRC seeking an increase in retail electric base rates of approximately $51 million. The rate request is based on a ROE of 10.35%, a 54.77% equity ratio, a rate base of approximately $1.3 billion and a historic test year with rate base additions through Aug. 31, 2019. SPS anticipates final rates will go into effect in the second or third quarter of 2020.
SPS' net revenue increase to New Mexico consumers is expected to be approximately $26 million, or 5.7%, due to fuel cost reductions and PTCs attributable to wind energy provided by the Hale Wind Project. PTCs are being credited to customers through the fuel clause.
The following table summarizes SPS’ base rate increase request:

Revenue Request (Millions of Dollars)
Hale Wind Farm	$28
Other plant investment	22
Wholesale sales reduction	17
Allocator changes due to load growth	15
Depreciation rate change (including Tolk)	15
Base rate sales growth	(41)
Other, net	(5)
New revenue request	$51
The procedural schedule is as follows:

•	Intervention deadline — Sept. 16, 2019

•	Filing of stipulation, if any — Nov. 15, 2019

•	Staff and intervenor testimony or testimony in support of a stipulation — Nov. 22, 2019

•	Testimony in opposition to a stipulation, if any — Dec. 6, 2019

•	Rebuttal testimony — Dec. 20, 2019

•	Public hearing begins — Jan. 7, 2020

•	End of 9-month suspension — April 30, 2020
Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including construction and ownership of the 478 MW Hale and 522 MW Sagamore wind farms. The Hale wind project was placed into commercial operation in June 2019.
SPS is currently waiting to receive the transmission cost estimate from SPP for Sagamore, which is necessary to determine the final cost of the project before construction can start. Sagamore is expected to go into service in late 2020. SPS’ capital investment for Hale and Sagamore is expected to be approximately $1.6 billion.

Texas State Right of First Refusal (ROFR) Request for Declaratory Order — In 2017, SPS and SPP filed a joint petition with the PUCT for a declaratory order regarding SPS’ ROFR. SPS contended that Texas law grants an incumbent electric utility the ROFR to construct new transmission facilities located in the utility’s service area. The PUCT subsequently issued an order finding that SPS does not possess an exclusive right to construct and operate transmission facilities. SPS filed an appeal in the fourth quarter of 2018. Subsequent to that appeal, in May 2019, the Texas legislature passed and the Governor signed into law Senate Bill 1938, thus making SPS’ appeal moot. A motion is pending at the Court of Appeals to dismiss the appeal for mootness. Senate Bill 1938 grants incumbent utilities a ROFR to build transmission when the transmission directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law set forth in Senate bill 1938 to be unconstitutional. SPS expects to intervene in this litigation in support of the PUCT and the Senate Bill 1938.
Texas Fuel Reconciliation — In December 2018, SPS filed an application to the PUCT for reconciliation of fuel costs for the period Jan. 1, 2016, through June 30, 2018, where it will be determined whether all fuel costs incurred during the period were eligible for recovery. Parties in the proceeding have asserted that certain Texas retail fuel costs, of up to approximately $4 million, should not be found to be reasonable or prudent, in particular regarding two purchase power agreements for solar power. The hearing was held in July 2019; we are unable to predict the outcome of this proceeding at this time.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. SPS believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2019, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	001-03789	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	001-03789	3.02
4.01*	Supplemental Indenture No. 7 dated as of June 1, 2019 between SPS and U.S. Bank National Association, as Trustee, creating 3.75% First Mortgage Bonds, Series No. 7 due 2049	SPS Form 8-K dated June 18, 2019	001-03789	4.01
10.01*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.04
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from SPS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Statements of Income, (ii) the Statements of Comprehensive Income (iii) the Statements of Cash Flows, (iv) the Balance Sheets, (v) Notes to Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Aug. 1, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)