Form 10-Q
period 2019-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2019-10-25
CIK 92521

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 25, 2019
Common Stock, $1.00 par value	100 shares
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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric and Resource Adjustment Clauses
DSM	Demand side management
FPPCAC	Fuel and Purchased Power Cost Adjustment Clause

Other Terms and Abbreviations
ACE	Affordable Clean Energy
ADIT	Accumulated deferred income tax
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATRR	Annual transmission revenue requirement
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Operating revenues	$533.1	$540.1	$1,397.7	$1,468.6

Operating expenses
Electric fuel and purchased power	240.2	284.0	651.0	795.6
Operating and maintenance expenses	74.1	71.5	216.6	203.7
Demand side management expenses	4.5	4.6	12.9	13.5
Depreciation and amortization	61.3	52.2	172.3	150.2
Taxes (other than income taxes)	17.6	16.8	53.1	50.0
Total operating expenses	397.7	429.1	1,105.9	1,213.0

Operating income	135.4	111.0	291.8	255.6

Other income (expense), net	1.5	(1.0)	2.4	(2.4)

Allowance for funds used during construction — equity	3.2	5.0	22.2	11.6

Interest charges and financing costs
Interest charges — includes other financing costs of $0.9, $0.7, $2.5 and $2.1, respectively	26.0	21.0	76.0	61.8
Allowance for funds used during construction — debt	(1.5)	(2.2)	(10.2)	(5.5)
Total interest charges and financing costs	24.5	18.8	65.8	56.3

Income before income taxes	115.6	96.2	250.6	208.5
Income taxes	10.5	14.7	32.6	35.4
Net income	$105.1	$81.5	$218.0	$173.1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Net income	$105.1	$81.5	$218.0	$173.1

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $0	—	0.1	0.1	0.1

Other comprehensive income	—	0.1	0.1	0.1
Comprehensive income	$105.1	$81.6	$218.1	$173.2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30,
	2019	2018
Operating activities
Net income	$218.0	$173.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	174.0	150.4
Demand side management program amortization	—	1.3
Deferred income taxes	16.2	14.4
Allowance for equity funds used during construction	(22.2)	(11.6)
Changes in operating assets and liabilities:
Accounts receivable	(26.5)	(25.1)
Accrued unbilled revenues	(10.4)	9.6
Inventories	(16.3)	7.0
Prepayments and other	6.0	0.6
Accounts payable	(15.1)	(0.9)
Net regulatory assets and liabilities	17.6	58.8
Other current liabilities	14.1	13.0
Pension and other employee benefit obligations	(17.6)	(7.9)
Change in other noncurrent assets	0.7	3.5
Change in other noncurrent liabilities	1.3	(0.2)
Net cash provided by operating activities	339.8	386.0

Investing activities
Utility capital/construction expenditures	(632.8)	(610.0)
Investments in utility money pool arrangement	(133.0)	(46.0)
Repayments from utility money pool arrangement	133.0	111.0
Net cash used in investing activities	(632.8)	(545.0)

Financing activities
(Repayments of) Proceeds from short-term borrowings, net	(42.0)	35.0
Proceeds from issuance of long-term debt, net	292.2	—
Borrowings under utility money pool arrangement	283.0	446.0
Repayments under utility money pool arrangement	(283.0)	(423.0)
Capital contributions from parent	400.8	181.4
Dividends paid to parent	(255.0)	(90.7)
Net cash provided by financing activities	396.0	148.7

Net change in cash and cash equivalents	103.0	(10.3)
Cash and cash equivalents at beginning of period	44.0	10.9
Cash and cash equivalents at end of period	$147.0	$0.6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(60.3)	$(57.9)
Cash paid for income taxes, net	(4.4)	(15.3)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$67.5	$54.6
Inventory transfer additions in PPE	18.7	17.0
Operating lease right-of-use assets	548.3	—
Allowance for equity funds used during construction	22.2	11.6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$147.0	$44.0
Accounts receivable, net	113.9	90.7
Accounts receivable from affiliates	6.1	10.5
Accrued unbilled revenues	124.9	114.5
Inventories	31.4	33.9
Regulatory assets	20.8	26.0
Derivative instruments	20.4	17.8
Prepaid taxes	1.5	14.2
Prepayments and other	17.6	10.7
Total current assets	483.6	362.3

Property, plant and equipment, net	6,441.9	5,946.4

Other assets
Regulatory assets	362.0	366.2
Derivative instruments	13.4	15.8
Operating lease right-of-use assets	529.0	—
Other	4.4	5.1
Total other assets	908.8	387.1
Total assets	$7,834.3	$6,695.8

Liabilities and Equity
Current liabilities
Short-term debt	$—	$42.0
Accounts payable	168.3	191.8
Accounts payable to affiliates	14.9	19.9
Regulatory liabilities	116.8	85.8
Taxes accrued	51.5	41.6
Accrued interest	29.1	25.8
Dividends payable to parent	45.6	45.2
Derivative instruments	3.7	3.6
Other	53.0	28.3
Total current liabilities	482.9	484.0

Deferred credits and other liabilities
Deferred income taxes	653.4	619.1
Regulatory liabilities	736.5	780.9
Asset retirement obligations	49.9	32.4
Derivative instruments	13.7	16.4
Pension and employee benefit obligations	75.2	92.4
Operating lease liabilities	502.2	—
Other	9.0	7.9
Total deferred credits and other liabilities	2,039.9	1,549.1

Commitments and contingencies
Capitalization
Long-term debt	2,419.3	2,126.1
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	2,325.3	1,932.3
Retained earnings	568.2	605.7
Accumulated other comprehensive loss	(1.3)	(1.4)
Total common stockholder’s equity	2,892.2	2,536.6
Total liabilities and equity	$7,834.3	$6,695.8
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2019 and 2018
Balance at June 30, 2018	100	$—	$1,591.4	$569.2	$(1.5)	$2,159.1
Net income				81.5		81.5
Other comprehensive income					0.1	0.1
Dividends declared to parent				(40.0)		(40.0)
Contributions of capital by parent			180.0			180.0
Balance at Sept. 30, 2018	100	$—	$1,771.4	$610.7	$(1.4)	$2,380.7

Balance at June 30, 2019	100	$—	$2,307.3	$577.7	$(1.3)	$2,883.7
Net income				105.1		105.1
Dividends declared to parent				(114.6)		(114.6)
Contributions of capital by parent			18.0			18.0
Balance at Sept. 30, 2019	100	$—	$2,325.3	$568.2	$(1.3)	$2,892.2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	$1,590.2	$541.6	$(1.5)	$2,130.3
Net income				173.1		173.1
Other comprehensive income					0.1	0.1
Dividends declared to parent				(104.0)		(104.0)
Contributions of capital by parent	—	—	181.2			181.2
Balance at Sept. 30, 2018	100	$—	$1,771.4	$610.7	$(1.4)	$2,380.7

Balance at Dec. 31, 2018	100	$—	$1,932.3	$605.7	$(1.4)	$2,536.6
Net income				218.0		218.0
Other comprehensive income					0.1	0.1
Dividends declared to parent				(255.5)		(255.5)
Contributions of capital by parent			393.0			393.0
Balance at Sept. 30, 2019	100	$—	$2,325.3	$568.2	$(1.3)	$2,892.2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of SPS as of Sept. 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and change in stockholder’s equity for the three and nine months ended Sept. 30, 2019 and 2018; and its cash flows for the nine months ended Sept. 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2019 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. SPS expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings.
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
SPS also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its balance sheet, the implementation of ASC Topic 842 did not have a significant impact on SPS’ financial statements. Adoption resulted in recognition of approximately $0.5 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 to the financial statements for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$119.5	$96.3
Less allowance for bad debts	(5.6)	(5.6)
Accounts receivable, net	$113.9	$90.7

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$24.8	$25.7
Fuel	6.6	8.2
Total inventories	$31.4	$33.9

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$8,296.6	$7,227.7
Construction work in progress	419.2	847.3
Total property, plant and equipment	8,715.8	8,075.0
Less accumulated depreciation	(2,273.9)	(2,128.6)
Property, plant and equipment, net	$6,441.9	$5,946.4

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

Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	—	29
Maximum amount outstanding	—	100
Weighted average interest rate, computed on a daily basis	N/A	1.96%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$500	$400
Amount outstanding at period end	—	42
Average amount outstanding	—	30
Maximum amount outstanding	—	144
Weighted average interest rate, computed on a daily basis	N/A	2.27%
Weighted average interest rate at period end	N/A	2.80

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
Amended Credit Agreement — In June 2019, SPS entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreements have substantially the same terms and conditions as the prior credit agreements with the exception of the following:

•	Maturity extended from June 2021 to June 2024.

•	Borrowing limit increased from $400 million to $500 million
SPS has the right to request an extension of the revolving credit facility termination date for two additional one year, periods. All extension requests are subject to majority bank group approval.
As of Sept. 30, 2019, SPS had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$2	$498

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2019 and Dec. 31, 2018.

Long-Term Borrowings
During the nine months ended Sept. 30, 2019, SPS issued $300 million of 3.75% first mortgage bonds due June 15, 2049.
5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consists of the following:

	Three Months Ended
(Millions of Dollars)	Sept. 30, 2019	Sept. 30, 2018
Major revenue types
Revenue from contracts with customers:
Residential	$119.3	$114.4
C&I	222.4	229.4
Other	12.8	13.0
Total retail	354.5	356.8
Wholesale	106.6	118.0
Transmission	64.4	60.7
Other	0.6	1.8
Total revenue from contracts with customers	526.1	537.3
Alternative revenue and other	7.0	2.8
Total revenues	$533.1	$540.1

	Nine Months Ended
(Millions of Dollars)	Sept. 30, 2019	Sept. 30, 2018
Major revenue types
Revenue from contracts with customers:
Residential	$277.8	$279.5
C&I	619.6	626.0
Other	32.3	34.0
Total retail	929.7	939.5
Wholesale	263.4	326.8
Transmission	181.8	175.4
Other	2.0	12.2
Total revenue from contracts with customers	1,376.9	1,453.9
Alternative revenue and other	20.8	14.7
Total revenues	$1,397.7	$1,468.6

6.	Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.2	2.3
Decreases in tax from:
Plant regulatory differences (a)	(4.7)	(3.8)
Wind PTCs	(3.9)	—
Other tax credits and tax credit and NOL allowances (net)	(0.6)	(0.7)
Prior period adjustments	(0.5)	(1.8)
Other (net)	(0.5)	—
Effective income tax rate	13.0%	17.0%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method and the timing of regulatory decisions regarding the return of excess deferred taxes. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Sept. 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of Sept. 30, 2019 no adjustments have been proposed.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2019, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.

Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$3.5	$3.0
Unrecognized tax benefit — Temporary tax positions	1.5	1.5
Total unrecognized tax benefit	$5.0	$4.5

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(4.4)	$(3.8)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.4 million and $0.8 million at Sept. 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3.7 million in the next 12 months.
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
As of Sept. 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

(Amounts in Millions) (a)	Sept. 30, 2019	Dec. 31, 2018
Mwh of electricity	9.4	5.5

(a)	Amounts are not reflective of net positions in the underlying commodities.
Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the balance sheets. SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2019, one of the six most significant counterparties for these activities, comprising $14.2 million or 31% of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the six most significant counterparties, comprising $9.7 million or 21% of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Six of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were immaterial for the three and nine months ended Sept. 30, 2019 and 2018.
Changes in the fair value of FTRs resulting in immaterial pre-tax net gains and pre-tax net gains of $4.7 million were recognized for the three and nine months ended Sept. 30, 2019, respectively, were reclassified as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2018, changes in the fair value of FTRs resulted in pre-tax net losses of $3.3 million and pre-tax net gains of $10.1 million, respectively, and were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains of $1.7 million and $1.5 million were recognized for the three and nine months ended Sept. 30, 2019, respectively, and were recorded to electric fuel and purchased power. There were immaterial FTR settlement losses and $3.4 million of FTR settlement gains recognized for the three and nine months ended Sept. 30, 2018, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2019 and 2018.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$17.3	$17.3	$—	$17.3	$—	$—	$14.9	$14.9	$(0.2)	$14.7
Total current derivative assets	$—	$—	$17.3	$17.3	$—	17.3	$—	$—	$14.9	$14.9	$(0.2)	14.7
PPAs (b)						3.1						3.1
Current derivative instruments						$20.4						$17.8
Noncurrent derivative assets
PPAs (b)						13.4						15.8
Noncurrent derivative instruments						$13.4						$15.8
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$0.2	$0.2	$—	$0.2	$—	$—	$0.2	$0.2	$(0.2)	$—
Total current derivative liabilities	$—	$—	$0.2	$0.2	$—	0.2	$—	$—	$0.2	$0.2	$(0.2)	—
PPAs (b)						3.5				.		3.6
Current derivative instruments						$3.7						$3.6
Noncurrent derivative liabilities
PPAs (b)						13.7						16.4
Noncurrent derivative instruments						$13.7						$16.4

(a)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2019 and Dec. 31, 2018. At both Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2019 and 2018:

	Three Months Ended Sept. 30,
(Millions of Dollars)	2019	2018
Balance at July 1	$22.2	$35.4
Purchases	4.4	3.2
Settlements	(5.2)	(10.1)
Net transactions recorded during the period:
Net losses recognized as regulatory assets and liabilities	(4.3)	(3.2)
Balance at Sept. 30	$17.1	$25.3

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$14.7	$12.7
Purchases	25.5	22.5
Settlements	(24.9)	(35.3)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	1.8	25.4
Balance at Sept. 30	$17.1	$25.3

SPS recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2019 and 2018.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,419.3	$2,763.2	$2,126.1	$2,139.8

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.2	$2.4	$0.2	$0.3
Interest cost (a)	5.0	4.6	0.4	0.4
Expected return on plan assets (a)	(7.1)	(7.1)	(0.5)	(0.6)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	2.8	3.5	(0.1)	(0.1)
Net periodic benefit cost (credit)	2.9	3.4	(0.1)	(0.1)
Credits (costs) not recognized due to the effects of regulation	0.5	(0.4)	—	—
Net benefit cost (credit) recognized for financial reporting	$3.4	$3.0	$(0.1)	$(0.1)

	Nine Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.6	$7.3	$0.7	$0.8
Interest cost (a)	15.1	13.8	1.3	1.2
Expected return on plan assets (a)	(21.5)	(21.2)	(1.5)	(1.8)
Amortization of prior service credit (a)	(0.1)	(0.1)	(0.4)	(0.3)
Amortization of net loss (gain) (a)	8.5	10.5	(0.3)	(0.3)
Net periodic benefit cost (credit)	8.6	10.3	(0.2)	(0.4)
Credits not recognized due to the effects of regulation	1.3	1.3	—	—
Net benefit cost (credit) recognized for financial reporting	$9.9	$11.6	$(0.2)	$(0.4)
(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.
In January 2019, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $16.5 million was attributable to SPS. In July 2019, Xcel Energy made a $4.0 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South), of which $1.2 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2019.

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
SPP Filing to Assign GridLiance Facilities to SPS Rate Zone — In August 2018, SPP filed a request with the FERC to amend its OATT to include the costs of the GridLiance High Plains, LLC. facilities in the SPS rate zone. In a previous filing, the FERC determined that some of these facilities did not qualify as transmission facilities under the SPP OATT. SPP’s proposed tariff changes resulted in an increase in the ATRR of $9.5 million per year, with $6 million allocated to SPS’ retail customers. The remaining $3.5 million would be paid by other wholesale loads in the SPS rate zone.
In September 2018, SPS protested the proposed SPP tariff charges, and asked the FERC to reject the SPP filing. On Oct. 31, 2018, the FERC issued an order accepting the proposed charges, subject to refund, as of Nov. 1, 2018, and set the case for settlement hearing procedures. Hearings are scheduled for May 2020, with the ALJ’s initial decision expected in October 2020.
SPS Filing to Modify Wholesale Transmission Rates — In 2018, SPS filed revisions to its wholesale transmission formula rate. The proposal includes an update to the depreciation rates for transmission plant. The new formula rate would also provide a credit to customers of “excess” ADIT resulting from the TCJA and recover certain wholesale regulatory commission expenses.
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
Operating lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
PPAs	$500.3
Other	48.0
Gross operating lease ROU assets	548.3
Accumulated amortization	(19.3)
Net operating lease ROU assets	$529.0

Components of lease expense:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019	Nine Months Ended Sept. 30, 2019
Operating leases
PPA capacity payments	$11.4	$36.8
Other operating leases (a)	1.2	3.7
Total operating lease expense (b)	$12.6	$40.5

(a)	Includes short-term lease expense of $0.3 million for the three months ended Sept. 30, 2019 and $1.2 million for the nine months ended Sept. 30, 2019.

(b)	PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.

Future commitments under operating leases as of Sept. 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$11.6	$0.8	$12.4
2020	46.2	3.4	49.6
2021	46.2	3.3	49.5
2022	46.2	3.4	49.6
2023	46.2	3.4	49.6
Thereafter	450.8	54.8	505.6
Total minimum obligation	647.2	69.1	716.3
Interest component of obligation	(165.3)	(22.0)	(187.3)
Present value of minimum obligation	481.9	47.1	529.0
Less current portion			(26.8)
Noncurrent operating lease liabilities			$502.2

Weighted-average remaining lease term in years			14.3

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.
Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$46.7	$5.2	$51.9
2020	46.2	5.2	51.4
2021	46.2	5.1	51.3
2022	46.2	5.1	51.3
2023	46.2	5.1	51.3
Thereafter	450.8	56.3	507.1

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2033.
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs as of Sept. 30, 2019 and Dec. 31, 2018, with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have expiration dates through 2041.
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
For the three and nine months ended Sept. 30, 2019 and 2018, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings for these periods.
Results of Operations
SPS’ net income was approximately $218.0 million for the nine months ended Sept. 30, 2019 compared with approximately $173.1 million for the prior year. The increase reflects higher electric margin attributable to regulatory rate outcomes and sales growth despite unfavorable weather. Higher electric margin and AFUDC associated with the Hale Wind farm were partially offset by increased depreciation, O&M and interest expenses.
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

Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Electric revenues	$1,397.7	$1,468.6
Electric fuel and purchased power	(651.0)	(795.6)
Electric margin	$746.7	$673.0
Changes in electric margin:

(Millions of Dollars)	2019 vs 2018
Purchased capacity costs	$31.9
Regulatory rate outcomes	23.7
Demand revenue	19.2
Wholesale transmission, net	14.5
Non-fuel riders	9.8
Retail sales growth	3.4
Firm wholesale	(16.9)
PTC sharing	(4.4)
Estimated weather impact	(4.2)
Other, net	(3.3)
Total increase in electric margin	$73.7
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $12.9 million, or 6.3%, for the nine months ended Sept. 30, 2019 compared with the prior year. The increase was primarily driven by plant generation, distribution and business system expenses. Plant generation expenses increased due to timing of planned maintenance and overhauls. Distribution expenses increased as a result of additional pole inspections. Business system costs increased due to additional consulting fees.
Depreciation and Amortization — Depreciation and amortization increased $22.1 million, or 14.7%, for the nine months ended Sept. 30, 2019 compared with the prior year. The increase was primarily due to increased capital investments as well as accelerated depreciation at Tolk generating facility for the Texas jurisdiction.
AFUDC, Equity and Debt — AFUDC increased $15.3 million, for the nine months ended Sept. 30, 2019 compared with the prior year. The increase was primarily due to an increase in wind construction projects, primarily the Hale Wind farm.
Interest Charges — Interest charges increased $14.2 million, or 23.0%, for the nine months ended Sept. 30, 2019 compared with the prior year. The increase was related to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Income Taxes — Income tax expense decreased $2.8 million for the nine months ended Sept. 30, 2019 compared with the prior year. The decrease was primarily driven by an increase in wind PTCs and an increase in plant-related regulatory differences. This was partially offset by higher pretax earnings. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. ETR was 13.0%, for the nine months ended Sept. 30, 2019 compared with 17.0% for the prior year, largely due to the items referenced above. See Note 6 to the financial statements.

Public Utility Regulation
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of SPS’ Annual Report on Form 10‑K for the year ended Dec. 31, 2018 and in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
Public campaigns are conducted to raise awareness of public safety issues of interacting with our electric systems.
While programs to comply with regulatory requirements are in place, there is no guarantee compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact SPS’ results of operations.
Pending Regulatory Proceedings
2019 Texas Rate Case — In August 2019, SPS filed an electric rate case with the PUCT seeking an increase in retail electric base rates of approximately $141 million. The filing requests an ROE of 10.35%, a 54.65% equity ratio, a rate base of approximately $2.6 billion and is built on a 12 month period that ended June 30, 2019. In September 2019, SPS filed an update to the electric rate case and revised its requested increase to approximately $136 million.
The following table summarizes SPS’ base rate increase request:

Revenue Request (Millions of Dollars)
Hale Wind Farm	$62
Capital investments	47
Depreciation rate change (including Tolk)	34
Cost of capital	10
Expiring purchased power contracts	(28)
Other, net	11
New revenue request	$136
The procedural schedule is as follows:

•	Intervenor testimony — Feb. 10, 2020

•	Staff testimony — Feb. 18, 2020

•	Rebuttal testimony — March 11, 2020

•	Public hearing begins — March 30, 2020

•	Final order deadline — Sept. 7, 2020
The final rates established at the end of the rate case are expected to be made effective relating back to Sept. 12, 2019. SPS expects a decision from the PUCT in the second quarter of 2020.

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
SPS' proposed increase in base rates would be partially mitigated by savings to New Mexico customers achieved through fuel cost reductions and PTCs attributable to wind energy provided by the Hale Wind Farm. SPS’ $51 million requested increase in base rates would be offset by approximately $25 million of savings resulting in a net revenue increase of approximately $26 million, or 5.7%.
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
Wind Development — In 2018, the NMPRC and PUCT approved SPS’ proposal to add 1,230 MW of new wind generation, including construction and ownership of the 478 MW Hale and 522 MW Sagamore wind farms. The Hale wind farm was placed into commercial operation in June 2019. Sagamore is expected to go into service in 2020 and cost approximately $900 million.
Texas State Right of First Refusal (ROFR) Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional.
Texas Fuel Reconciliation — In December 2018, SPS filed an application with the PUCT for reconciliation of fuel costs for the period Jan. 1, 2016, through June 30, 2018, to determine whether all fuel costs incurred were eligible for recovery. On Oct. 17, 2019, the assigned Administrative Law Judges (ALJs) issued a Proposal for Decision recommending the PUCT disallow approximately $3 million of costs related to the reconciliation period, based on the ALJs’ determination that entering into two specific solar PPAs was imprudent. The related solar facilities are located in New Mexico and were previously approved by the NMPRC as reasonable, necessary and economic. SPS plans to file exceptions regarding the proposed disallowance and assert, among other points, that the ALJs erred in failing to account for the capacity value of the solar projects.

New Mexico Fuel Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’ continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. No procedural schedule has yet been established for this matter.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. SPS believes the costs would be recoverable through rates based on prior state commission practice.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
SPS maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.  As of Sept. 30, 2019, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	001-03789	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	001-03789	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Oct. 25, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)