Form 10-Q
period 2020-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2020-05-07
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Southwestern Public Service Company
(Exact name of registrant as specified in its charter)

New Mexico			001-3034	75-0575400
(State or Other Jurisdiction of Incorporation or Organization)			(Commission File Number)	(IRS Employer Identification No.)

790 South Buchanan Street	Amarillo	Texas		79101
(Address of Principal Executive Offices)				(Zip Code)

303	571-7511
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2020
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOE	Department of Energy
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other Terms and Abbreviations
ADIT	Accumulated deferred income tax
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
ATRR	Annual transmission revenue requirement
AXM	Alliance of Xcel Municipalities
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DSM	Demand side management
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
OPUC	Office of Public Utility Counsel
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
TIEC	Texas Industrial Energy Consumers
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating revenues	$395.0	$454.1

Operating expenses
Electric fuel and purchased power	187.8	230.9
Operating and maintenance expenses	69.6	72.4
Demand side management expenses	3.9	4.6
Depreciation and amortization	59.1	53.2
Taxes (other than income taxes)	21.3	18.5
Total operating expenses	341.7	379.6

Operating income	53.3	74.5

Other (expense) income, net	(2.0)	0.4

Allowance for funds used during construction — equity	5.9	10.3

Interest charges and financing costs
Interest charges — includes other financing costs of $0.9 and $0.8, respectively	24.2	24.4
Allowance for funds used during construction — debt	(2.6)	(4.5)
Total interest charges and financing costs	21.6	19.9

Income before income taxes	35.6	65.3
Income tax (benefit) expense	(7.1)	11.2
Net income	$42.7	$54.1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$42.7	$54.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59.7	53.8
Deferred income taxes	0.5	11.0
Allowance for equity funds used during construction	(5.9)	(10.3)
Net derivative losses	(1.4)	—
Changes in operating assets and liabilities:
Accounts receivable	(2.4)	(1.3)
Accrued unbilled revenues	11.7	0.2
Inventories	(6.6)	(6.8)
Prepayments and other	(5.1)	(5.4)
Accounts payable	(1.4)	(9.3)
Net regulatory assets and liabilities	18.2	(1.2)
Other current liabilities	(14.9)	(16.7)
Pension and other employee benefit obligations	(15.0)	(15.9)
Other, net	1.1	0.3
Net cash provided by operating activities	81.2	52.5

Investing activities
Utility capital/construction expenditures	(192.5)	(179.6)
Investments in utility money pool arrangement	(4.0)	—
Repayments from utility money pool arrangement	4.0	—
Net cash used in investing activities	(192.5)	(179.6)

Financing activities
Proceeds from short-term borrowings, net	40.0	95.0
Borrowings under utility money pool arrangement	239.0	100.0
Repayments under utility money pool arrangement	(139.0)	(62.0)
Capital contributions from parent	31.4	5.8
Dividends paid to parent	(74.3)	(55.1)
Other, net	(0.4)	(0.1)
Net cash provided by financing activities	96.7	83.6

Net change in cash, cash equivalents and restricted cash	(14.6)	(43.5)
Cash, cash equivalents and restricted cash at beginning of period	16.2	44.0
Cash, cash equivalents and restricted cash at end of period	$1.6	$0.5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(17.5)	$(18.9)
Cash paid for income taxes, net	(2.1)	(4.9)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$56.5	$68.5
Inventory transfer additions in PPE	5.7	6.4
Operating lease right-of-use assets	—	548.3
Allowance for equity funds used during construction	5.9	10.3

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$1.6	$16.2
Accounts receivable, net	86.5	92.7
Accounts receivable from affiliates	13.5	4.2
Accrued unbilled revenues	103.1	115.1
Inventories	31.9	31.0
Regulatory assets	21.0	20.0
Derivative instruments	18.1	15.0
Prepaid taxes	3.5	0.8
Prepayments and other	23.6	21.4
Total current assets	302.8	316.4

Property, plant and equipment, net	6,774.8	6,631.6

Other assets
Regulatory assets	371.8	364.0
Derivative instruments	13.3	12.6
Operating lease right-of-use assets	515.8	522.4
Other	3.3	3.9
Total other assets	904.2	902.9
Total assets	$7,981.8	$7,850.9

Liabilities and Equity
Current liabilities
Short-term debt	$40.0	$—
Borrowings under utility money pool arrangement	100.0	—
Accounts payable	167.6	168.1
Accounts payable to affiliates	27.2	20.4
Regulatory liabilities	139.5	118.1
Taxes accrued	20.3	40.4
Accrued interest	29.3	26.2
Dividends payable to parent	47.6	46.3
Derivative instruments	3.6	3.7
Current obligation under operating lease	27.4	26.9
Other	31.3	30.7
Total current liabilities	633.8	480.8

Deferred credits and other liabilities
Deferred income taxes	677.7	671.8
Regulatory liabilities	726.5	732.3
Asset retirement obligations	78.2	77.3
Derivative instruments	11.9	12.8
Pension and employee benefit obligations	51.9	67.0
Operating lease liabilities	488.4	495.3
Other	9.8	9.4
Total deferred credits and other liabilities	2,044.4	2,065.9

Commitments and contingencies
Capitalization
Long-term debt	2,420.1	2,419.7
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	2,382.9	2,350.9
Retained earnings	502.0	535.0
Accumulated other comprehensive loss	(1.4)	(1.4)
Total common stockholder’s equity	2,883.5	2,884.5
Total liabilities and equity	$7,981.8	$7,850.9
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$1,932.3	$605.7	$(1.4)	$2,536.6
Net income				54.1		54.1
Dividends declared to parent				(57.5)		(57.5)
Balance at March 31, 2019	100	$—	$1,932.3	$602.3	$(1.4)	$2,533.2

Balance at Dec. 31, 2019	100	$—	$2,350.9	$535.0	$(1.4)	$2,884.5
Net income				42.7		42.7
Dividends declared to parent				(75.6)		(75.6)
Contributions of capital by parent			32.0			32.0
Adoption of ASC Topic 326				(0.1)		(0.1)
Balance at March 31, 2020	100	$—	$2,382.9	$502.0	$(1.4)	$2,883.5

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of SPS as of March 31, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2020 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
SPS implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$92.4	$98.0
Less allowance for bad debts	(5.9)	(5.3)
Accounts receivable, net	$86.5	$92.7

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$26.2	$24.7
Fuel	5.7	6.3
Total inventories	$31.9	$31.0

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$8,502.1	$8,453.0
Construction work in progress	616.9	485.4
Total property, plant and equipment	9,119.0	8,938.4
Less accumulated depreciation	(2,344.2)	(2,306.8)
Property, plant and equipment, net	$6,774.8	$6,631.6

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
Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$100	$100
Amount outstanding at period end	100	—
Average amount outstanding	28	8
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	1.21%	2.42%
Weighted average interest rate at period end	1.15	N/A

Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	40	—
Average amount outstanding	64	72
Maximum amount outstanding	146	316
Weighted average interest rate, computed on a daily basis	1.94%	2.68%
Weighted average interest rate at period end	2.20	N/A

Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both March 31, 2020 and Dec. 31, 2019, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

Revolving Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
As of March 31, 2020, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$42	$458

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding letters of credit.
SPS has the right to request an extension of the revolving credit facility termination date for two additional one year periods. All extension requests are subject to majority bank group approval.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2020 and Dec. 31, 2019.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consists of the following:

	Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019
Major revenue types
Revenue from contracts with customers:
Residential	$72.9	$88.1
C&I	169.1	205.8
Other	7.9	9.6
Total retail	249.9	303.5
Wholesale	73.2	84.8
Transmission	62.6	57.4
Other	0.6	1.0
Total revenue from contracts with customers	386.3	446.7
Alternative revenue and other	8.7	7.4
Total revenues	$395.0	$454.1

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.3	2.1
Decreases in tax from:
Wind PTCs	(35.7)	—
Plant regulatory differences (a)	(6.1)	(4.6)
Other tax credits, net of NOL & tax credit allowances	(0.7)	(0.6)
Other (net)	(0.7)	(0.7)
Effective income tax rate	(19.9)%	17.2%

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

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2020, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2020 no adjustments have been proposed.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2020, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$3.8	$3.7
Unrecognized tax benefit — Temporary tax positions	1.5	1.5
Total unrecognized tax benefit	$5.3	$5.2

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(4.6)	$(4.4)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.6 million and $1.4 million at March 31, 2020 and Dec. 31, 2019, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3.7 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2020 or Dec. 31, 2019.

7. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
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

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include:
Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAV.
Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as FTRs, purchased from SPP. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR.
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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

(Amounts in Millions) (a)	March 31, 2020	Dec. 31, 2019
MWh of electricity	8.1	6.4

(a)	Amounts are not reflective of net positions in the underlying commodities.

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
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2020, two of the ten most significant counterparties for these activities, comprising $11.5 million, or 32%, of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Six of the ten most significant counterparties, comprising $23.3 million, or 65%, of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $0.6 million or 2% of this credit exposure, had credit quality less than investment grade, based on external analysis. Nine of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no and immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2020 and 2019, respectively.
Changes in the fair value of FTRs resulting in pre-tax net gains of $0.1 million and $6.3 million were recognized for the three months ended March 31, 2020 and 2019, respectively, which were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains of $2.8 million and immaterial gains were recognized for the three months ended March 31, 2020 and 2019, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2020 and 2019.
Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020						Dec. 31, 2019
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$14.9	$14.9	$—	$14.9	$—	$—	$11.8	$11.8	$—	$11.8
Total current derivative assets	$—	$—	$14.9	$14.9	$—	14.9	$—	$—	$11.8	$11.8	$—	11.8
PPAs (b)						3.2						3.2
Current derivative instruments						$18.1						$15.0
Noncurrent derivative assets
Electric commodity	$—	$—	$1.4	$1.4	$—	$1.4	$—	$—	$—	$—	$—	$—
Total noncurrent derivative assets	$—	$—	$1.4	$1.4	$—	1.4	$—	$—	$—	$—	$—	—
PPAs (b)						11.9						12.6
Noncurrent derivative instruments						$13.3						$12.6

	March 31, 2020						Dec. 31, 2019
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.1	$—	$0.1
Total current derivative liabilities	$—	$—	$—	$—	$—	—	$—	$—	$0.1	$0.1	$—	0.1
PPAs (b)						3.6				.		3.6
Current derivative instruments						$3.6						$3.7
Noncurrent derivative liabilities
PPAs (b)						11.9						12.8
Noncurrent derivative instruments						$11.9						$12.8

(a)
SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2020 and Dec. 31, 2019. At both March 31, 2020 and Dec. 31, 2019, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$11.7	$14.7
Purchases	11.7	3.9
Settlements	(4.9)	(6.5)
Net transactions recorded during the period:
Net losses recognized as regulatory assets and liabilities	(2.2)	(9.0)
Balance at March 31	$16.3	$3.1

SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,420.1	$2,676.6	$2,419.7	$2,706.1

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.4	$2.2	$0.2	$0.2
Interest cost (a)	4.5	5.0	0.4	0.4
Expected return on plan assets (a)	(7.4)	(7.2)	(0.5)	(0.5)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	3.3	2.8	(0.1)	(0.1)
Net periodic benefit cost (credit)	2.8	2.8	(0.1)	(0.1)
Credits not recognized due to effects of regulation	0.5	0.4	—	—
Net benefit cost (credit) recognized for financial reporting	$3.3	$3.2	$(0.1)	$(0.1)

(a) The components of net periodic cost other than the service cost component are included in the line item “other (expense) income, net” in the income statement or capitalized on the balance sheet as a regulatory asset.
In January 2020, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $14.4 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2020.

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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover these previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund the charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In April 2019, several parties, including SPP, filed requests for a rehearing. In February 2020, FERC issued an order rejecting all rehearing requests and providing certain clarifications. In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of FERC’s orders at the D.C. Circuit. SPS has intervened in both appeals in support of FERC. The timing of an appeals decision is uncertain. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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

In September 2018, SPS protested the proposed SPP tariff charges, and asked the FERC to reject the SPP filing. On Oct. 31, 2018, the FERC issued an order accepting the proposed charges, subject to refund, as of Nov. 1, 2018, and set the case for settlement hearing procedures. Hearings are scheduled to begin in August 2020, and the ALJ’s initial decision is expected in February 2021. In addition, the chief administrative law judge has appointed a new settlement judge who has ordered additional settlement discussions prior to the scheduled hearing date. SPS has incurred approximately $8.3 million in associated charges as of March 31, 2020.
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
Environmental
MGP, Landfill and Disposal Sites — SPS is currently remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
VIEs
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at March 31, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2041.

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

Results of Operations
SPS’ net income was approximately $42.7 million for the three months ended March 31, 2020 compared with approximately $54.1 million for the prior year. The decrease is primarily due to a 2019 NMPRC revised order eliminating a $10 million retroactive refund of tax reform benefits. SPS also recognized additional depreciation and less AFUDC, partially offset by lower income taxes.
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
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Electric revenues	$395.0	$454.1
Electric fuel and purchased power	(187.8)	(230.9)
Electric margin	$207.2	$223.2
Changes in electric margin:

(Millions of Dollars)	2020 vs 2019
PTCs flowed back to customers (offset by a lower ETR)	$(11.1)
New Mexico TCJA related regulatory settlement (2019)	(10.2)
Firm wholesale generation	(6.5)
Purchased capacity costs	6.1
Demand revenue	3.7
Wholesale transmission revenue, net	2.2
Other, net	(0.2)
Total decrease in electric margin	$(16.0)

Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $5.9 million, or 11.1%, for the three months ended March 31, 2020 compared with the prior year. The increase was primarily due to the Hale Wind Farm in-servicing in June 2019 in addition to increased distribution, transmission, and general plant.
AFUDC, Equity and Debt — AFUDC decreased $6.3 million, for the first quarter of 2020 when compared with the same period in 2019. The decrease was primarily due to a decrease in wind construction projects, primarily the Hale Wind Farm.
Income Taxes — Income tax expense decreased $18.3 million for the three months ended March 31, 2020 compared with the same period in 2019. The decrease was primarily driven by an increase in wind PTCs and lower pretax earnings. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. ETR was (19.9)%, for the three months ended March 31, 2020 compared with 17.2% for the prior year, largely due to the items referenced above.
See Note 6 to the financial statements for further information.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate SPS. The electric rates charged to customers of SPS are approved by the FERC or the regulatory commissions in the states in which it operates.
The rates are designed to recover plant investment, operating costs and an allowed return on investment. SPS requests changes in rates for utility services through filings with governing commissions.
Changes in operating costs can affect SPS’ financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10‑K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NMPRC
Rate Case	Electric	$51	July 2019	Pending
In July 2019, SPS filed an electric rate case with the NMPRC seeking an increase in retail electric base rates of approximately $51 million. The rate request is based on an ROE of 10.35%, an equity ratio of 54.77%, a rate base of approximately $1.3 billion and a historic test year with rate base additions through Aug. 31, 2019. In December 2019, SPS revised its base rate increase request to approximately $47 million, based on a ROE of 10.10% and updated information. The request also included an increase of $14.6 million for accelerated depreciation including the early retirement of the Tolk coal plant in 2032.
On Jan. 13, 2020, SPS and various parties filed an uncontested comprehensive stipulation. The stipulation includes a base rate revenue increase of $31 million, based on an ROE of 9.45% and an equity ratio of 54.77%. The stipulation also includes an acceleration of depreciation on the Tolk coal plant to reflect early retirement in 2037, which results in a total increase in depreciation expense of $8 million. The parties to the stipulation agreed not to oppose the full application of depreciation rates associated with the 2032 retirement date in SPS’ next base rate case. A NMPRC decision is expected later in the year. SPS anticipates final rates will go into effect in the second or third quarter of 2020.

Texas 2019 Electric Rate Case — In August 2019, SPS filed an electric rate case with the PUCT seeking an increase in retail electric base rates of approximately $141 million. The filing requests an ROE of 10.35%, a 54.65% equity ratio, a rate base of approximately $2.6 billion and is built on a 12 month period that ended June 30, 2019. In September 2019, SPS filed an update to the electric rate case and revised its requested increase to approximately $137 million.
On Feb. 10, 2020, the AXM, TIEC, OPUC and DOE filed testimony along with several other parties. On Feb. 18, 2020, the PUCT Staff filed testimony that included certain adjustments and various ring-fencing measures.

Proposed modifications to SPS’ request:

(Millions of Dollars)	Staff	AXM	OPUC	TIEC	DOE
SPS Direct Testimony	$137	$137	$137	$137	$137

Recommended base rate adjustments:
ROE	(22)	(24)	(15)	(21)	(24)
Capital structure	(7)	(10)	—	(7)	(3)
Tolk/Harrington O&M disallowance	—	(7)	—	—	—
Distribution and Transmission Capital Disallowances (a)	(7)	—	—	—	—
Depreciation expense	(8)	(15)	(8)	(20)	—
Excess ADIT unprotected plant	—	—	(7)	—	—
Income Tax Expense Differences	(12)	—	—	—	—
Other, net	(6)	(6)	(1)	(1)	—
Total Adjustments	(62)	(62)	(31)	(49)	(27)
Total proposed revenue change	$75	$75	$106	$88	$110

Recommended Position	Staff	AXM	OPUC (b)	TIEC	DOE
ROE	9.1%	9.0%	—%	9.2%	9.0%
Equity Ratio	51.00%	50.00%	—%	51.00%	53.00%

(a)
Staff recommends exclusion of approximately $134 million in transmission, distribution, and general plant in service in this rate case resulting in an approximate $7 million decrease to the revenue requirement.

(b)	OPUC did not provide a recommendation for an ROE or equity ratio. For illustrative purposes an ROE of 9.5% was used.

In March 2020, SPS filed an update to the electric rate case and revised its requested increase to approximately $130 million, based on a requested ROE of 10.1%, a 54.65% equity ratio, rate base of approximately $2.6 billion and historic test year ended June 30, 2019.

Revenue Request (Millions of Dollars)
Hale Wind Farm	$61
Capital investments	47
Depreciation rate change (including Tolk)	34
Cost of capital	8
Expiring purchased power contracts	(28)
Other, net	8
New revenue request	$130
In May 2020, SPS and the intervening parties announced they have reached a constructive, unopposed settlement agreement in principle. We are working with intervening parties to document and file the settlement, which we expect to occur in the second quarter.
Final rates are expected to be retroactively applied as of Sept. 12, 2019. A decision from the PUCT is anticipated in the third quarter of 2020.
Texas State ROFR Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. The Texas Attorney General has made a motion to dismiss the federal court complaint. In February 2020, the federal court complaint was dismissed. In March 2020, the ruling was appealed.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs on a rolling 12-month basis, as allowed by the PUCT, if this condition is expected to continue. Under the fuel cost recovery rules, SPS’ 2019 total fuel and purchased power costs were over-collected by approximately $39 million, including interest. In February 2020, SPS filed an application with the PUCT requesting to provide a net refund of $39 million to customers to be issued beginning May 2020. In April 2020, interim rates were granted by a Texas administrative law judge. This case is pending final review and approval by the PUCT.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for greenhouse gas reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect our existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. SPS believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2020, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. COVID-19 has not had a material impact on our first quarter results; however, we did experience a substantive drop in our sales in April. The severity of the outbreak is uncertain and we cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

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

Southwestern Public Service Company

May 7, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)