Form 10-Q
period 2020-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2020-07-31
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 31, 2020
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other Terms and Abbreviations
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
DSM	Demand side management
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FPPCAC	Fuel and Purchased Power Cost Adjustment Clause
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
LLC	Limited liability company
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating revenues	$423.4	$410.5	$818.4	$864.6

Operating expenses
Electric fuel and purchased power	198.8	179.9	386.6	410.8
Operating and maintenance expenses	58.3	70.1	127.9	142.5
Demand side management expenses	3.7	3.8	7.6	8.4
Depreciation and amortization	64.0	57.8	123.1	111.0
Taxes (other than income taxes)	18.3	17.0	39.7	35.5
Total operating expenses	343.1	328.6	684.9	708.2

Operating income	80.3	81.9	133.5	156.4

Other income (expense), net	0.1	0.5	(1.9)	0.9

Allowance for funds used during construction — equity	7.8	8.7	13.8	19.0

Interest charges and financing costs
Interest charges — includes other financing costs of $0.9, $0.8, $1.8 and $1.6, respectively	25.7	25.6	49.9	50.0
Allowance for funds used during construction — debt	(3.4)	(4.2)	(6.0)	(8.7)
Total interest charges and financing costs	22.3	21.4	43.9	41.3

Income before income taxes	65.9	69.7	101.5	135.0
Income tax (benefit) expense	(5.8)	10.9	(12.9)	22.1
Net income	$71.7	$58.8	$114.4	$112.9

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$71.7	$58.8	$114.4	$112.9
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax of $—	0.1	—	0.1	—
Derivative instruments:
Reclassification of loss to net income, net of tax of $—	—	0.1	—	0.1

Total other comprehensive income	0.1	0.1	0.1	0.1
Total comprehensive income	$71.8	$58.9	$114.5	$113.0

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$114.4	$112.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124.3	112.1
Deferred income taxes	11.3	3.3
Allowance for equity funds used during construction	(13.8)	(19.0)
Provision for bad debts	3.1	2.1
Changes in operating assets and liabilities:
Accounts receivable	(5.8)	(3.4)
Accrued unbilled revenues	(4.3)	(11.3)
Inventories	(16.2)	(9.9)
Prepayments and other	(3.9)	5.2
Accounts payable	4.2	(24.5)
Net regulatory assets and liabilities	(32.2)	37.0
Other current liabilities	(7.7)	1.1
Pension and other employee benefit obligations	(14.9)	(16.3)
Other, net	1.9	0.7
Net cash provided by operating activities	160.4	190.0

Investing activities
Utility capital/construction expenditures	(520.4)	(364.2)
Investments in utility money pool arrangement	(4.0)	(100.0)
Repayments from utility money pool arrangement	4.0	—
Net cash used in investing activities	(520.4)	(464.2)

Financing activities
Repayments of short-term borrowings, net	—	(42.0)
Proceeds from issuance of long-term debt, net	343.3	292.8
Borrowings under utility money pool arrangement	711.0	283.0
Repayments under utility money pool arrangement	(711.0)	(283.0)
Capital contributions from parent	436.0	378.8
Dividends paid to parent	(128.9)	(137.7)
Other, net	(0.3)	—
Net cash provided by financing activities	650.1	491.9

Net change in cash, cash equivalents and restricted cash	290.1	217.7
Cash, cash equivalents and restricted cash at beginning of period	16.2	44.0
Cash, cash equivalents and restricted cash at end of period	$306.3	$261.7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(40.4)	$(39.9)
Cash received for income taxes, net	4.6	—
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$108.4	$68.6
Inventory transfers to property, plant and equipment	13.7	12.6
Operating lease right-of-use assets	—	548.3
Allowance for equity funds used during construction	13.8	19.0

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$306.3	$16.2
Accounts receivable, net	90.1	92.7
Accounts receivable from affiliates	7.3	4.2
Accrued unbilled revenues	119.2	115.1
Inventories	33.5	31.0
Regulatory assets	21.9	20.0
Derivative instruments	18.8	15.0
Prepaid taxes	12.3	0.8
Prepayments and other	14.1	21.4
Total current assets	623.5	316.4

Property, plant and equipment, net	7,105.4	6,631.6

Other assets
Regulatory assets	392.2	364.0
Derivative instruments	11.1	12.6
Operating lease right-of-use assets	503.8	522.4
Other	3.6	3.9
Total other assets	910.7	902.9
Total assets	$8,639.6	$7,850.9

Liabilities and Equity
Current liabilities
Accounts payable	$235.9	$168.1
Accounts payable to affiliates	16.5	20.4
Regulatory liabilities	98.9	118.1
Taxes accrued	32.8	40.4
Accrued interest	27.7	26.2
Dividends payable to parent	47.6	46.3
Derivative instruments	3.6	3.7
Current obligation under operating lease	27.5	26.9
Other	26.6	30.7
Total current liabilities	517.1	480.8

Deferred credits and other liabilities
Deferred income taxes	695.9	671.8
Regulatory liabilities	729.0	732.3
Asset retirement obligations	79.1	77.3
Derivative instruments	11.0	12.8
Pension and employee benefit obligations	52.1	67.0
Operating lease liabilities	476.4	495.3
Other	10.5	9.4
Total deferred credits and other liabilities	2,054.0	2,065.9

Commitments and contingencies
Capitalization
Long-term debt	2,763.8	2,419.7
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	2,786.9	2,350.9
Retained earnings	519.1	535.0
Accumulated other comprehensive loss	(1.3)	(1.4)
Total common stockholder’s equity	3,304.7	2,884.5
Total liabilities and equity	$8,639.6	$7,850.9
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2019	100	$—	$1,932.3	$602.3	$(1.4)	$2,533.2
Net income				58.8		58.8
Other comprehensive income					0.1	0.1
Dividends declared to parent				(83.4)		(83.4)
Contributions of capital by parent			375.0			375.0
Balance at June 30, 2019	100	$—	$2,307.3	$577.7	$(1.3)	$2,883.7

Balance at March 31, 2020	100	$—	$2,382.9	$502.0	$(1.4)	$2,883.5
Net income				71.7		71.7
Other comprehensive income					0.1	0.1
Dividends declared to parent				(54.6)		(54.6)
Contributions of capital by parent			404.0			404.0
Balance at June 30, 2020	100	$—	$2,786.9	$519.1	$(1.3)	$3,304.7

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$1,932.3	$605.7	$(1.4)	$2,536.6
Net income				112.9		112.9
Other comprehensive income					0.1	0.1
Dividends declared to parent				(140.9)		(140.9)
Contributions of capital by parent			375.0			375.0
Balance at June 30, 2019	100	$—	$2,307.3	$577.7	$(1.3)	$2,883.7

Balance at Dec. 31, 2019	100	$—	$2,350.9	$535.0	$(1.4)	$2,884.5
Net income				114.4		114.4
Other comprehensive income					0.1	0.1
Dividends declared to parent				(130.2)		(130.2)
Contributions of capital by parent			436.0			436.0
Adoption of ASC Topic 326				(0.1)		(0.1)
Balance at June 30, 2020	100	$—	$2,786.9	$519.1	$(1.3)	$3,304.7

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of SPS as of June 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2020 and 2019; and its cash flows for the six months ended June 30, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2020 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

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
SPS implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$96.6	$98.0
Less allowance for bad debts	(6.5)	(5.3)
Accounts receivable, net	$90.1	$92.7

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$26.8	$24.7
Fuel	6.7	6.3
Total inventories	$33.5	$31.0

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$8,690.9	$8,453.0
Construction work in progress	802.4	485.4
Total property, plant and equipment	9,493.3	8,938.4
Less accumulated depreciation	(2,387.9)	(2,306.8)
Property, plant and equipment, net	$7,105.4	$6,631.6

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
Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	62	8
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.83%	2.42%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	—	—
Average amount outstanding	53	72
Maximum amount outstanding	138	316
Weighted average interest rate, computed on a daily basis	1.09%	2.68%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both June 30, 2020 and Dec. 31, 2019, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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
SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of June 30, 2020, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$2	$498
(a)This credit facility expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2020 and Dec. 31, 2019.
Long-Term Borrowings
During the six months ended June 30, 2020, SPS issued $350 million of 3.15% first mortgage bonds due May 1, 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consists of the following:

	Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019
Major revenue types
Revenue from contracts with customers:
Residential	$84.8	$70.4
C&I	163.7	191.4
Other	8.7	9.9
Total retail	257.2	271.7
Wholesale	81.6	72.0
Transmission	76.0	60.0
Other	0.6	0.4
Total revenue from contracts with customers	415.4	404.1
Alternative revenue and other	8.0	6.4
Total revenues	$423.4	$410.5

	Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019
Major revenue types
Revenue from contracts with customers:
Residential	$157.7	$158.5
C&I	332.8	397.2
Other	16.6	19.5
Total retail	507.1	575.2
Wholesale	154.8	156.8
Transmission	138.6	117.4
Other	1.2	1.4
Total revenue from contracts with customers	801.7	850.8
Alternative revenue and other	16.7	13.8
Total revenues	$818.4	$864.6

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30,
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.3	2.1
Decreases in tax from:
Wind PTCs	(26.7)	(0.2)
Plant regulatory differences (a)	(6.4)	(4.8)
Prior period adjustments	(2.0)	(0.7)
Other tax credits, net of NOL & tax credit allowances	(0.7)	(0.6)
Other (net)	(0.2)	(0.4)
Effective income tax rate	(12.7)%	16.4%
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
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2020, no adjustments have been proposed.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2020, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$3.6	$3.7
Unrecognized tax benefit — Temporary tax positions	1.5	1.5
Total unrecognized tax benefit	$5.1	$5.2

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(4.5)	$(4.4)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.8 million and $1.4 million at June 30, 2020 and Dec. 31, 2019, respectively.
As the IRS audit progresses and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.9 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2020 and Dec. 31, 2019, respectively.

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
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;
•Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.
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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of June 30, 2020, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

(Amounts in Millions) (a)	June 30, 2020	Dec. 31, 2019
MWh of electricity	11.9	6.4
(a)Amounts are not reflective of net positions in the underlying commodities.

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
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2020, two of the nine most significant counterparties for these activities, comprising $14.8 million, or 36%, of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Six of the nine most significant counterparties, comprising $26.0 million, or 64%, of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $0.1 million or 0.2% of this credit exposure, had credit quality less than investment grade, based on external analysis. Nine of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2020 and 2019.
Changes in the fair value of FTRs resulting in pre-tax net losses of $2.6 million and $2.5 million were recognized for the three and six months ended June 30, 2020, respectively, which were reclassified as regulatory assets and liabilities. There were $9.9 million and $4.6 million of pre-tax net gains recognized for the three and six months ended June 30, 2019, respectively, which were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains of $2.3 million and $5.1 million were recognized for the three and six months ended June 30, 2020, respectively and were recorded to electric fuel and purchased power. Settlement losses of $0.2 million were recognized for both the three and six months ended June 30, 2019 and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2020 and 2019.
Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020						Dec. 31, 2019
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$15.9	$15.9	$(0.2)	$15.7	$—	$—	$11.8	$11.8	$—	$11.8
Total current derivative assets	$—	$—	$15.9	$15.9	$(0.2)	15.7	$—	$—	$11.8	$11.8	$—	11.8
PPAs (b)						3.1						3.2
Current derivative instruments						$18.8						$15.0
Noncurrent derivative assets
PPAs (b)						$11.1						$12.6
Noncurrent derivative instruments						$11.1						$12.6

	June 30, 2020						Dec. 31, 2019
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$0.2	$0.2	$(0.2)	$—	$—	$—	$0.1	$0.1	$—	$0.1
Total current derivative liabilities	$—	$—	$0.2	$0.2	$(0.2)	—	$—	$—	$0.1	$0.1	$—	0.1
PPAs (b)						3.6				.		3.6
Current derivative instruments						$3.6						$3.7
Noncurrent derivative liabilities
PPAs (b)						$11.0						$12.8
Noncurrent derivative instruments						$11.0						$12.8
(a)SPS nets derivative instruments and related collateral in its balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2020 and Dec. 31, 2019. At both June 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at April 1	$16.3	$3.1
Purchases	9.0	17.1
Settlements	(11.9)	(13.1)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	2.3	15.1
Balance at June 30	$15.7	$22.2

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$11.7	$14.7
Purchases	20.8	21.0
Settlements	(16.8)	(19.7)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	—	6.2
Balance at June 30	$15.7	$22.2
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,763.8	$3,249.4	$2,419.7	$2,706.1
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.4	$2.2	$0.2	$0.2
Interest cost (a)	4.5	5.0	0.4	0.4
Expected return on plan assets (a)	(7.4)	(7.2)	(0.5)	(0.5)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	3.3	2.9	(0.1)	(0.1)
Net periodic benefit cost (credit)	2.8	2.9	(0.1)	(0.1)
Credits not recognized due to effects of regulation	0.5	0.4	—	—
Net benefit cost (credit) recognized for financial reporting	$3.3	$3.3	$(0.1)	$(0.1)

	Six Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4.8	$4.4	$0.5	$0.4
Interest cost (a)	9.0	10.1	0.7	0.9
Expected return on plan assets (a)	(14.7)	(14.3)	(0.9)	(1.0)
Amortization of prior service credit (a)	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net loss (gain) (a)	6.6	5.7	(0.2)	(0.2)
Net periodic benefit cost (credit)	5.6	5.8	(0.1)	(0.2)
Credits not recognized due to effects of regulation	1.0	0.8	—	—
Net benefit cost (credit) recognized for financial reporting	$6.6	$6.6	$(0.1)	$(0.2)
(a) The components of net periodic cost other than the service cost component are included in the line item “other income (expense), net” in the income statement or capitalized on the balance sheet as a regulatory asset.
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
In October 2017, SPS filed a separate related complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, FERC issued an order denying the SPS complaint in its entirety, and finding SPP’s calculations to be consistent with the SPP Tariff. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
In June 2020, the D.C. Circuit issued a decision in an unrelated proceeding (Allegheny Defense Project v. FERC), which held that FERC’s longstanding use of tolling orders to extend FERC’s deadline to act on the merits of requests for rehearing is improper. The effect on this decision on tolling orders previously issued by FERC is unclear.
SPP Filing to Assign GridLiance Facilities to SPS Rate Zone — In August 2018, SPP filed a request with the FERC to amend its OATT to include the costs of the GridLiance High Plains, LLC facilities in the SPS rate zone. In a previous filing, the FERC determined that some of these facilities did not qualify as transmission facilities under the SPP OATT. SPP’s proposed tariff changes resulted in an increase in the annual transmission revenue requirement of $9.5 million per year, with $6 million allocated to SPS’ retail customers. The remaining $3.5 million would be paid by other wholesale loads in the SPS rate zone.
In September 2018, SPS protested the proposed SPP tariff charges, and asked the FERC to reject the SPP filing. On Oct. 31, 2018, the FERC issued an order accepting the proposed charges, subject to refund, as of Nov. 1, 2018, and set the case for settlement hearing procedures. Hearings are scheduled to begin in August 2020, and the ALJ’s initial decision is expected in February 2021. In addition, the chief ALJ has appointed a new settlement judge who has ordered additional settlement discussions prior to the scheduled hearing date. SPS has incurred approximately $10.2 million in associated charges as of June 30, 2020.
SPS Filing to Modify Wholesale Transmission Rates — In 2018, SPS filed revisions to its wholesale transmission formula rate. The proposal includes an update to the depreciation rates for transmission plant. The new formula rate would also provide a credit to customers of “excess” accumulated deferred income tax resulting from the TCJA and recover certain wholesale regulatory commission expenses.
The proposed changes would increase wholesale transmission revenues by approximately $9.4 million, with approximately $4.4 million of the total being recovered in SPP regional transmission rates. SPS proposed that the formula rate changes be effective Feb. 1, 2019.
In January 2019, the FERC issued an order accepting the proposed rate changes as of Feb. 1, 2019, subject to refund and settlement procedures. On Dec. 23, 2019, SPS filed a Stipulation and Agreement of Settlement, which was approved by the FERC in April 2020.
Environmental
Manufactured Gas Plant, Landfill and Disposal Sites — SPS is currently remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
VIEs
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at June 30, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2041.

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

Results of Operations
SPS’ net income was approximately $114.4 million for the six months ended June 30, 2020 compared with approximately $112.9 million for the prior year. Year-to-date earnings were driven by lower O&M and income taxes, offset by lower electric margin and increased depreciation. Lower electric margins were attributable to lower sales from COVID-19, increased PTCs flowed back to customers (offset in income tax) and a 2019 NMPRC revised order eliminating a $10.2 million retroactive refund of tax reform benefits, partially offset by an increase in wholesale transmission revenue.
Electric revenues and fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.
Changes in fuel or purchased power costs can impact earnings as the fuel and purchased power cost recovery mechanisms of the Texas and New Mexico jurisdictions may not allow for complete recovery of all expenses.
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Electric revenues	$818.4	$864.6
Electric fuel and purchased power	(386.6)	(410.8)
Electric margin	$431.8	$453.8
Changes in electric margin:

(Millions of Dollars)	2020 vs 2019
PTCs flowed back to customers (offset by a lower ETR)	$(26.4)
Firm wholesale generation	(10.7)
New Mexico tax reform related regulatory settlement (2019)	(10.2)
Sales and demand (a)	(5.8)
Wholesale transmission revenue (net)	13.8
Purchased capacity costs	10.5
Estimated impact of weather	6.4
Regulatory rate outcomes (New Mexico)	4.1
Other (net)	(3.7)
Total decrease in electric margin	$(22.0)
(a)Sales decline excludes weather impact.
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $12.1 million, or 10.9%, for the six months ended June 30, 2020 compared with the prior year. The increase was primarily due to the Hale Wind Farm in-servicing in June 2019, new FERC transmission rates implemented in March 2020, and normal system expansion primarily in transmission and general. These increases are offset by the Hale depreciation deferral as a result of the 2019 Texas electric rate case.
O&M Expenses — O&M expenses decreased $14.6 million, or (10.2)% for the six months ended June 30, 2020 compared with the prior year. The decrease was primarily due to deferred amounts associated with the Texas 2019 electric rate case and cost mitigation efforts to offset the negative impacts of COVID-19, offset by an increase in wind related amounts.
Income Taxes — Income tax expense decreased $35.0 million for the six months ended June 30, 2020 compared with the same period in 2019. The decrease was primarily driven by an increase in wind PTCs and lower pretax earnings. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (12.7)%, for the six months ended June 30, 2020 compared with 16.4% for the same period in 2019, largely due to the items referenced above.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NMPRC
Rate Case	Electric	$31	July 2019	Received	In July 2019, SPS filed an electric rate case with the NMPRC seeking an increase in retail electric base rates of approximately $51 million. The rate request was based on an ROE of 10.35%, an equity ratio of 54.77%, a rate base of approximately $1.3 billion and a historic test year with rate base additions through Aug. 31, 2019. In December 2019, SPS revised its base rate increase request to approximately $47 million, based on a ROE of 10.10% and updated information. The request also included an increase of $14.6 million for accelerated depreciation including the early retirement of the Tolk coal plant in 2032.
					On Jan. 13, 2020, SPS and various parties filed an uncontested comprehensive stipulation. The stipulation includes a base rate revenue increase of $31 million, based on an ROE of 9.45% and an equity ratio of 54.77%. The stipulation also includes an acceleration of depreciation on the Tolk coal plant to reflect early retirement in 2037, which results in a total increase in depreciation expense of $8 million. The parties to the stipulation agreed not to oppose the full application of depreciation rates associated with the 2032 retirement date in SPS’ next base rate case. On May 11, 2020, the Hearing Examiner issued a Certification of Stipulation recommending approval of the uncontested comprehensive stipulation without modification. On May 20, 2020, the NMPRC approved the stipulation without modification. New rates and tariffs were effective beginning May 28, 2020.
PUCT
Rate Case	Electric	$141	August 2019	Pending
In August 2019, SPS filed an electric rate case with the PUCT seeking an increase in retail electric base rates of approximately $141 million. The filing requests an ROE of 10.35%, a 54.65% equity ratio, rate base of approximately $2.6 billion and utilizes a historic 12 month period that ended June 30, 2019. SPS’ request was subsequently revised in March 2020 to approximately $130 million, based on a requested ROE of 10.1%, a 54.62% equity ratio, rate base of approximately $2.6 billion and historic test year ended June 30, 2019.

On May 20, 2020, SPS, the PUCT Staff and various intervenors reached an uncontested settlement, which includes:
•An electric rate increase of $88 million and a reset of the Transmission Cost Recovery Factor to zero;
•ROE of 9.45% and equity ratio of 54.62% for allowance for funds used during construction purposes;
•Depreciation rates:
◦Tolk - 2037 end-of-life date;
◦Hale - 25-year end-of-life date;
◦All other generating units - end-of-life dates as proposed by SPS; and
◦Transmission - 35% of the incremental change between existing depreciation rates and rates proposed by SPS.
•Ring-fencing measures like those in other recent PUCT settlements, including:
◦Credit agreements and indentures (e.g., no cross-default provisions);
◦Financial covenants;
◦Restrictions on pledging of assets and securing debt;
◦Maintaining stand-alone credit facility and ratings; and
◦Affiliate and non-affiliate limitations.

Final rates are expected to be retroactively applied as of Sept. 12, 2019. A decision from the PUCT is anticipated in the third quarter of 2020.

Texas State ROFR Litigation — In May 2019, the Governor signed into law Senate Bill 1938, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. In February 2020, the federal court complaint was dismissed by the district court. In March 2020, the district court ruling was appealed to the United States Court of Appeals for the Fifth Circuit. The parties are awaiting a decision.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs.
SPS’ 2019 total fuel and purchased power costs were over-collected by approximately $39 million. As a result, SPS filed a request with the PUCT to refund the amount to customers. In April 2020, interim rates were granted by a Texas ALJ. This case is pending final review and approval by the PUCT.

New Mexico FPPCAC Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’ continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. SPS also proposed that it annually review its average New Mexico Deferred Fuel and Purchased Power balance and requests the NMPRC approve an Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. A public hearing is scheduled to begin on Aug. 20, 2020.

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
As of June 30, 2020, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended Dec. 31, 2019 except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	001-03789	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	001-03789	3.02
4.01*	Supplemental Indenture No. 8, dated as of May 1, 2020 between SPS and U.S. Bank National Association, as Trustee, creating $350 million principal amount of 3.15% First Mortgage Bonds, Series due 2050	SPS Form 8-K dated May 18, 2020	001-03789	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

July 31, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)