Form 10-Q
period 2020-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2020-10-29
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 29, 2020
Common Stock, $1.00 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FPPCAC	Fuel and Purchased Power Cost Adjustment Clause

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
IPP	Independent power producers
LLC	Limited liability company
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Operating revenues	$615.3	$533.1	$1,433.7	$1,397.7

Operating expenses
Electric fuel and purchased power	240.0	240.2	626.6	651.0
Operating and maintenance expenses	78.9	74.1	206.8	216.6
Demand side management expenses	4.6	4.5	12.2	12.9
Depreciation and amortization	100.2	61.3	223.3	172.3
Taxes (other than income taxes)	28.8	17.6	68.5	53.1
Total operating expenses	452.5	397.7	1,137.4	1,105.9

Operating income	162.8	135.4	296.3	291.8

Other (expense) income, net	(0.3)	1.5	(2.2)	2.4

Allowance for funds used during construction — equity	10.1	3.2	23.9	22.2

Interest charges and financing costs
Interest charges — includes other financing costs of $1.0, $0.9, $2.8 and $2.5, respectively	39.1	26.0	89.0	76.0
Allowance for funds used during construction — debt	(4.4)	(1.5)	(10.4)	(10.2)
Total interest charges and financing costs	34.7	24.5	78.6	65.8

Income before income taxes	137.9	115.6	239.4	250.6
Income tax expense (benefit)	10.8	10.5	(2.1)	32.6
Net income	$127.1	$105.1	$241.5	$218.0

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Net income	$127.1	$105.1	$241.5	$218.0
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax of $—	—	—	0.1	0.1

Total other comprehensive income	—	—	0.1	0.1
Total comprehensive income	$127.1	$105.1	$241.6	$218.1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2020	2019
Operating activities
Net income	$241.5	$218.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	225.2	174.0
Deferred income taxes	25.4	16.2
Allowance for equity funds used during construction	(23.9)	(22.2)
Provision for bad debts	4.7	4.0
Changes in operating assets and liabilities:
Accounts receivable	(30.5)	(30.5)
Accrued unbilled revenues	(3.5)	(10.4)
Inventories	(24.1)	(16.3)
Prepayments and other	(14.0)	6.0
Accounts payable	(2.9)	(15.1)
Net regulatory assets and liabilities	(95.6)	17.6
Other current liabilities	14.5	14.1
Pension and other employee benefit obligations	(15.2)	(17.6)
Other, net	3.7	2.0
Net cash provided by operating activities	305.3	339.8

Investing activities
Utility capital/construction expenditures	(845.4)	(632.8)
Investments in utility money pool arrangement	(4.0)	(133.0)
Repayments from utility money pool arrangement	4.0	133.0
Net cash used in investing activities	(845.4)	(632.8)

Financing activities
Repayments of short-term borrowings, net	—	(42.0)
Proceeds from issuance of long-term debt, net	342.7	292.2
Borrowings under utility money pool arrangement	721.0	283.0
Repayments under utility money pool arrangement	(711.0)	(283.0)
Capital contributions from parent	435.4	400.8
Dividends paid to parent	(257.4)	(255.0)
Other, net	(0.3)	—
Net cash provided by financing activities	530.4	396.0

Net change in cash and cash equivalents	(9.7)	103.0
Cash and cash equivalents at beginning of period	16.2	44.0
Cash and cash equivalents at end of period	$6.5	$147.0

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(69.1)	$(60.3)
Cash received (paid) for income taxes, net	4.0	(4.4)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$111.1	$67.5
Inventory transfers to property, plant and equipment	21.9	18.7
Operating lease right-of-use assets	—	548.3
Allowance for equity funds used during construction	23.9	22.2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$6.5	$16.2
Accounts receivable, net	110.8	92.7
Accounts receivable from affiliates	11.1	4.2
Accrued unbilled revenues	118.3	115.1
Inventories	33.2	31.0
Regulatory assets	75.4	20.0
Derivative instruments	14.3	15.0
Prepaid taxes	17.5	0.8
Prepayments and other	19.9	21.4
Total current assets	407.0	316.4

Property, plant and equipment, net	7,368.5	6,631.6

Other assets
Regulatory assets	362.2	364.0
Derivative instruments	10.3	12.6
Operating lease right-of-use assets	497.1	522.4
Other	3.4	3.9
Total other assets	873.0	902.9
Total assets	$8,648.5	$7,850.9

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$10.0	$—
Accounts payable	230.6	168.1
Accounts payable to affiliates	16.7	20.4
Regulatory liabilities	77.2	118.1
Taxes accrued	50.9	40.4
Accrued interest	33.4	26.2
Dividends payable to parent	55.0	46.3
Derivative instruments	3.6	3.7
Operating lease liabilities	27.8	26.9
Other	25.2	30.7
Total current liabilities	530.4	480.8

Deferred credits and other liabilities
Deferred income taxes	719.4	671.8
Regulatory liabilities	715.8	732.3
Asset retirement obligations	80.0	77.3
Derivative instruments	10.1	12.8
Pension and employee benefit obligations	51.9	67.0
Operating lease liabilities	469.3	495.3
Other	12.1	9.4
Total deferred credits and other liabilities	2,058.6	2,065.9

Commitments and contingencies
Capitalization
Long-term debt	2,763.7	2,419.7
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	2,786.9	2,350.9
Retained earnings	510.2	535.0
Accumulated other comprehensive loss	(1.3)	(1.4)
Total common stockholder's equity	3,295.8	2,884.5
Total liabilities and equity	$8,648.5	$7,850.9
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2020 and 2019
Balance at June 30, 2019	100	$—	$2,307.3	$577.7	$(1.3)	$2,883.7
Net income				105.1		105.1
Dividends declared to parent				(114.6)		(114.6)
Contributions of capital by parent			18.0			18.0
Balance at Sept. 30, 2019	100	$—	$2,325.3	$568.2	$(1.3)	$2,892.2

Balance at June 30, 2020	100	$—	$2,786.9	$519.1	$(1.3)	$3,304.7
Net income				127.1		127.1
Dividends declared to parent				(136.0)		(136.0)
Balance at Sept. 30, 2020	100	$—	$2,786.9	$510.2	$(1.3)	$3,295.8

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$1,932.3	$605.7	$(1.4)	$2,536.6
Net income				218.0		218.0
Other comprehensive income					0.1	0.1
Dividends declared to parent				(255.5)		(255.5)
Contributions of capital by parent			393.0			393.0
Balance at Sept. 30, 2019	100	$—	$2,325.3	$568.2	$(1.3)	$2,892.2

Balance at Dec. 31, 2019	100	$—	$2,350.9	$535.0	$(1.4)	$2,884.5
Net income				241.5		241.5
Other comprehensive income					0.1	0.1
Dividends declared to parent				(266.2)		(266.2)
Contributions of capital by parent			436.0			436.0
Adoption of ASC Topic 326				(0.1)		(0.1)
Balance at Sept. 30, 2020	100	$—	$2,786.9	$510.2	$(1.3)	$3,295.8

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of SPS as of Sept. 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2020 and 2019; and its cash flows for the nine months ended Sept. 30, 2020 and 2019.
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

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
SPS implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$117.9	$98.0
Less allowance for bad debts	(7.1)	(5.3)
Accounts receivable, net	$110.8	$92.7

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$26.2	$24.7
Fuel	7.0	6.3
Total inventories	$33.2	$31.0

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$8,751.8	$8,453.0
Construction work in progress	1,075.1	485.4
Total property, plant and equipment	9,826.9	8,938.4
Less accumulated depreciation	(2,458.4)	(2,306.8)
Property, plant and equipment, net	$7,368.5	$6,631.6

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
Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$100	$100
Amount outstanding at period end	10	—
Average amount outstanding	—	8
Maximum amount outstanding	10	100
Weighted average interest rate, computed on a daily basis	0.09%	2.42%
Weighted average interest rate at period end	0.90	N/A
Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	—	—
Average amount outstanding	—	72
Maximum amount outstanding	—	316
Weighted average interest rate, computed on a daily basis	N/A	2.68%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both Sept. 30, 2020 and Dec. 31, 2019, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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
As of Sept. 30, 2020, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$2	$498
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2020 and Dec. 31, 2019.
Long-Term Borrowings
During the nine months ended Sept. 30, 2020, SPS issued $350 million of 3.15% first mortgage bonds due May 1, 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Major revenue types
Revenue from contracts with customers:
Residential	$120.6	$119.3
C&I	219.5	222.4
Other	12.9	12.8
Total retail	353.0	354.5
Wholesale	109.4	106.6
Transmission	73.5	64.4
Other	1.4	0.6
Total revenue from contracts with customers	537.3	526.1
Alternative revenue and other	78.0	7.0
Total revenues	$615.3	$533.1

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Major revenue types
Revenue from contracts with customers:
Residential	$278.3	$277.8
C&I	552.3	619.6
Other	29.5	32.3
Total retail	860.1	929.7
Wholesale	264.2	263.4
Transmission	212.1	181.8
Other	2.6	2.0
Total revenue from contracts with customers	1,339.0	1,376.9
Alternative revenue and other	94.7	20.8
Total revenues	$1,433.7	$1,397.7

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.4	2.2
Decreases in tax from:
Wind PTCs	(15.6)	(3.9)
Plant regulatory differences (a)	(6.2)	(4.7)
Prior period adjustments	(1.5)	(0.5)
Other tax credits, net NOL & tax credit allowances	(0.7)	(0.6)
Other (net)	(0.3)	(0.5)
Effective income tax rate	(0.9)%	13.0%
(a)     Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009-2011 that qualify for an extended carryback claim. SPS is not expected to accrue any income tax expense related to this adjustment.

Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	July 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim referenced above has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Office of Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2020, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2011. As of Sept. 30, 2020, there are no state income tax audits in progress.
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

Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$2.9	$3.7
Unrecognized tax benefit — Temporary tax positions	0.1	1.5
Total unrecognized tax benefit	$3.0	$5.2
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(2.2)	$(4.4)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credit carryforwards were $2.1 million and $1.4 million at Sept. 30, 2020 and Dec. 31, 2019, respectively.
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $0.6 million in the next 12 months.
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

Amounts in Millions (a)	Sept. 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	8.3	6.4
(a)Amounts are not reflective of net positions in the underlying commodities.
Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the balance sheets.
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2020, three of the 10 most significant counterparties for these activities, comprising $17.9 million, or 41%, of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Six of the 10 most significant counterparties, comprising $25.5 million, or 59%, of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $0.1 million or 0.3% of this credit exposure, had credit quality less than investment grade, based on internal analysis. 10 of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no gains or losses and immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and nine months ended Sept. 30, 2020 and 2019, respectively.
Changes in the fair value of FTRs resulting in pre-tax net losses of $2.5 million and $5.0 million were recognized for the three and nine months ended Sept. 30, 2020, respectively, which were reclassified as regulatory assets and liabilities. There were immaterial and $4.7 million of pre-tax net gains recognized for the three and nine months ended Sept. 30, 2019, respectively, which were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains of $2.3 million and $3.6 million were recognized for the three and nine months ended Sept. 30, 2020, respectively and were recorded to electric fuel and purchased power. Settlement gains of $1.7 million and $1.5 million were recognized for the three and nine months ended Sept. 30, 2019, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2020 and 2019.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$11.2	$11.2	$(0.1)	$11.1	$—	$—	$11.8	$11.8	$—	$11.8
Total current derivative assets	$—	$—	$11.2	$11.2	$(0.1)	11.1	$—	$—	$11.8	$11.8	$—	11.8
PPAs (b)						3.2						3.2
Current derivative instruments						$14.3						$15.0
Noncurrent derivative assets
PPAs (b)						$10.3						$12.6
Noncurrent derivative instruments						$10.3						$12.6

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$0.1	$0.1	$(0.1)	$—	$—	$—	$0.1	$0.1	$—	$0.1
Total current derivative liabilities	$—	$—	$0.1	$0.1	$(0.1)	—	$—	$—	$0.1	$0.1	$—	0.1
PPAs (b)						3.6						3.6
Current derivative instruments						$3.6						$3.7
Noncurrent derivative liabilities
PPAs (b)						$10.1						$12.8
Noncurrent derivative instruments						$10.1						$12.8
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2020 and Dec. 31, 2019. At Sept. 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2020 and 2019:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at July 1	$15.7	$22.2
Purchases	0.3	4.4
Settlements	(1.3)	(5.2)
Net transactions recorded during the period:
Net losses recognized as regulatory assets and liabilities	(3.6)	(4.3)
Balance at Sept. 30	$11.1	$17.1

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$11.7	$14.7
Purchases	21.1	25.5
Settlements	(18.2)	(24.9)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities	(3.5)	1.8
Balance at Sept. 30	$11.1	$17.1
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,763.7	$3,314.4	$2,419.7	$2,706.1
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2020 and Dec. 31, 2019 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.4	$2.2	$0.3	$0.2
Interest cost (a)	4.5	5.0	0.3	0.4
Expected return on plan assets (a)	(7.4)	(7.1)	(0.5)	(0.5)
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (gain) (a)	3.3	2.8	(0.1)	(0.1)
Net periodic benefit cost (credit)	2.8	2.9	(0.1)	(0.1)
Effects of regulation	0.5	0.5	—	—
Net benefit cost (credit) recognized for financial reporting	$3.3	$3.4	$(0.1)	$(0.1)

	Nine Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7.2	$6.6	$0.7	$0.7
Interest cost (a)	13.4	15.1	1.1	1.3
Expected return on plan assets (a)	(22.0)	(21.5)	(1.4)	(1.5)
Amortization of prior service credit (a)	(0.1)	(0.1)	(0.3)	(0.4)
Amortization of net loss (gain) (a)	9.9	8.5	(0.3)	(0.3)
Net periodic benefit cost (credit)	8.4	8.6	(0.2)	(0.2)
Effects of regulation	1.5	1.3	—	—
Net benefit cost (credit) recognized for financial reporting	$9.9	$9.9	$(0.2)	$(0.2)
(a) The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
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
Rate Matters and Other
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
In October 2017, SPS filed a separate related complaint against SPP asserting that SPP has assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint in its entirety and found SPP’s calculations to be consistent with the SPP Tariff. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amounts through future SPS customer rates.
SPP Filing to Assign GridLiance Facilities to SPS Rate Zone — In August 2018, SPP filed a request with the FERC to amend its OATT to include the costs of the GridLiance High Plains, LLC facilities in the SPS rate zone. In a previous filing, the FERC determined that some of these facilities did not qualify as transmission facilities under the SPP OATT. SPP’s proposed tariff changes resulted in an increase in the annual transmission revenue requirement of $9.5 million per year, with $6 million allocated to SPS’ retail customers. The remaining $3.5 million would be paid by other wholesale loads in the SPS rate zone.On March 16, 2020, GridLiance also filed additional rate increases for 2020 which would raise their annual revenue requirement to $13.6 million, with approximately $8.7 million allocated to SPS’ retail customers. The hearing portion of this proceeding was concluded on Sept. 11, 2020. The initial post-hearing brief was filed on Oct. 27, 2020 and the administrative law judge’s decision on this case is expected on Feb. 3, 2021. The FERC will then rule on the judge’s decision and either sustain it, overturn it, or order further proceedings. SPS has incurred approximately $12.6 million in associated charges as of Sept. 30, 2020.
Contract Termination — SPS and Lubbock Power & Light are parties to a 25-year, 170 MW partial requirements contract. Lubbock Power & Light has initiated discussions with SPS concerning the interpretation of contractual terms related to early termination and default. If the parties are unable to reach resolution, the contract calls for the matter to proceed to arbitration.
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
SPS had approximately 1,197 megawatts of capacity under long-term PPAs at Sept. 30, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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

Results of Operations
SPS’ net income was approximately $241.5 million for the nine months ended Sept. 30, 2020 compared with approximately $218.0 million for the prior year. Year-to-date results reflect higher electric margin (regulatory outcomes offset lower sales due to COVID-19) and lower O&M expenses, partially offset by increased depreciation, interest expense and taxes (other than income taxes).
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
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Electric revenues	$1,433.7	$1,397.7
Electric fuel and purchased power	(626.6)	(651.0)
Electric margin	$807.1	$746.7
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes (Texas and New Mexico) (a)	$87.8
Wholesale transmission revenue (net)	19.7
Purchased capacity costs	9.3
Estimated impact of weather	7.5
PTCs flowed back to customers (offset by lower ETR)	(35.1)
Firm wholesale generation	(10.5)
New Mexico tax reform related regulatory settlement (2019)	(10.2)
Sales and demand (b)	(8.0)
Other (net)	(0.1)
Total increase in electric margin	$60.4
(a)Includes approximately $70 million of revenue and margin due to the Texas rate case outcome, which is largely offset by recognition of previously deferred costs see Public Utility Regulation below for more information.
(b)Sales decline excludes weather impact.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses decreased $9.8 million, or 4.5% year-to-date. The decrease was due to plant outages in 2019, as well as management actions to reduce costs to offset the impact of lower sales from COVID-19, including allocation of workforce, material and supply management and timing of maintenance activities. The decrease was partially offset by an increase in wind related O&M expenses from our renewable expansion and recognition of previously deferred amounts related with the Texas Electric Rate Case.
Depreciation and Amortization — Depreciation and amortization increased $51 million, or 29.6%, year-to-date. The increase was primarily due to the June 2019 Hale Wind Farm in-servicing, new FERC transmission rates implemented in March 2020 and normal system expansion primarily in transmission and general. In addition, new depreciation rates were implemented in both New Mexico and Texas as part of regulatory outcomes in 2020.
Income Taxes — Income tax expense decreased $34.7 million year-to-date. The decrease was primarily driven by an increase in wind PTCs, an increase in plant regulatory differences and lower pretax earnings. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (0.9)% for the nine months ended Sept. 30, 2020 compared with 13.0% for 2019, largely due to the items referenced above.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of SPS’ Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2020 and Form 10-Q for the quarterly period ended June 30, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2019 Texas Electric Rate Case	$88	August 2019	Received
2020 New Mexico Electric Rate Case	TBD	January 2021	Pending Filing
2020 Texas Electric Rate Case	TBD	February 2021	Pending Filing
Additional Information:
2019 Texas Electric Rate Case — In August 2020, the PUCT approved a settlement between SPS and intervening parties, which reflects the following terms, retroactive to Sept. 12, 2019:
•An electric rate increase of $88 million;
•ROE of 9.45% and equity ratio of 54.62% for AFUDC purposes;
•Acceleration of the depreciation life of the Tolk coal plant; and
•Ring-fencing measures, similar to other Texas utilities.
SPS expects to submit a filing in the fourth quarter of 2020 to surcharge the final under-recovered amount, which is estimated to be approximately $70 million, offset by the recognition of previously deferred costs. The impact of the retroactive amounts (related to period prior to Sept. 1, 2020) is as follows:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2020
Revenue surcharge accrual	$70
Depreciation and amortization	(37)
O&M expense	(15)
Interest expense	(11)
Taxes other than income taxes	(7)
2020 Electric Rate Cases — In the first quarter of 2021, SPS intends to file electric rate cases for both the Texas and New Mexico jurisdictions due to the settlement reached for the Hale and Sagamore wind farms.
Texas State ROFR Litigation — In May 2019, the Governor signed into law a ROFR Bill, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. In February 2020, the federal court complaint was dismissed by the district court. In March 2020, the district court ruling was appealed to the United States Court of Appeals for the Fifth Circuit. The parties are awaiting a decision.
Texas Fuel Refund — Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. The PUCT rule requires refunding or surcharging of under and over-recovered amounts, including interest, when they exceed 4% of the utility’s annual fuel costs.
In August 2020, the PUCT approved SPS’ request to refund approximately $39 million to customers for over-collected fuel and purchased power costs.
New Mexico FPPCAC Continuation — In October 2019, SPS filed an application to the NMPRC to approve SPS’ continued use of its FPPCAC and for reconciliation of fuel costs for the period Sept. 1, 2015, through June 30, 2019, which will determine whether all fuel costs incurred are eligible for recovery. SPS also proposed that it annually review its average New Mexico Deferred Fuel and Purchased Power balance and requests the NMPRC approve an Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. A decision is pending.

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
On Oct. 21, 2020, the Texas Commission on Environmental Quality approved the Harrington Station Power Plant agreement, which ensures SPS will cease coal-fired operations and convert the plant to natural gas by Jan. 1, 2025. This conversion is necessary to attain Federal Clean Air Act standards for emissions of sulfur dioxide.

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
Although we do not expect the impact of COVID-19 to be material to the 2020 results, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	001-03789	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	001-03789	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

Oct. 29, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)