Form 10-K
period 2020-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2021-02-17
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 17, 2021, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.
Southwestern Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission. This report should be read in its entirety.

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality

Electric and Resource Adjustment Clauses
DCRF	Distribution cost recovery factor
DSM	Demand side management
EECRF	Energy efficiency cost recovery factor
FPPCAC	Fuel and purchased power cost adjustment clause
PCRF	Power cost recovery factor
RPS	Renewable portfolio standards
TCRF	Transmission cost recovery factor (recovers transmission infrastructure improvement costs and changes in wholesale transmission charges)

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CEO	Chief executive officer
CFO	Chief financial officer
C&I	Commercial and Industrial
COVID-19	Novel coronavirus
CWIP	Construction work in progress
DSM	Demand side management

ELG	Effluent limitations guidelines
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IM	Integrated Marketplace
IPP	Independent power producing entity
IRP	Integrated Resource Plan
ITC	Investment tax credit
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROFR	Right-of-first-refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
S&P	Standard & Poor’s Global Ratings
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity
WOTUS	Waters of the U.S.

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including future sales, future bad debt expense, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings and expectations regarding regulatory proceedings, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.

The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

Where to Find More Information
SPS is a wholly owned subsidiary of Xcel Energy Inc., and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov. The information on Xcel Energy’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$8.9 billion
Rate Base (estimated)	$5.4 billion
ROE (net income / average stockholder's equity)	9.54%
Electric generating capacity	5,232 MW
Electric transmission lines (conductor miles)	40,019 miles
Electric distribution lines (conductor miles)	21,984 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 31,084 (millions of KWh), 0.4 million customers and electric revenues of $1,870 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020		2019
KWH sales per retail customer	51,694		53,123
Revenue per retail customer	$2,925		$3,147
Residential revenue per KWh	9.77	¢	10.04	¢
Large C&I revenue per KWh	3.65	¢	4.01	¢
Small C&I revenue per KWh	6.99	¢	7.17	¢
Total retail revenue per KWh	5.66	¢	5.92	¢
(a) See Note 6 to the financial statements for further information.
Owned and Purchased Energy Generation — 2020
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2020:

*Distributed generation from the Solar*Rewards® program is not included (approximately 14 million KWh for 2020).

Carbon–Free Energy
SPS’ carbon–free energy portfolio includes wind and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2020:

Wind
Owned — Owned and operated wind farms with corresponding capacity:

2020		2019
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
2	967 MW	1	460 MW
(a) Summer 2020 net dependable capacity.
(b) Summer 2019 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2020		2019
PPAs	Range	PPAs	Range
18	1 MW — 250 MW	18	1 MW — 250 MW
Capacity — Wind capacity:

2020	2019
2,535 MW	2,027 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2020	2019
$17	$—
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2020	2019
$26	$25
Wind Development
SPS placed approximately 500 MW of owned wind into service during 2020:

Project	Capacity (a)(b)
Sagamore	507 MW
(a)Summer 2020 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
Solar
Solar energy PPAs:

Type	Capacity
Distributed Generation	11 MW
Utility-Scale	190 MW
Total	201 MW
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2020	2019
$59	$56
Fossil Fuel Energy
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 2,100 MW of total 2020 net summer dependable capacity.

Approved and proposed early coal plant retirements:

Approved / Authorized
Year	Plant Unit	Capacity
2024	Harrington (a)	1,018 MW
(a)Reflects expected conversion from coal to natural gas following the TCEQ order that Harrington cease use of coal fuel by Jan. 1, 2025, pending PUCT and NMPRC review.

Proposed
Year	Plant Unit	Capacity
2032	Tolk 1	532 MW
2032	Tolk 2	535 MW
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and percentage of total fuel requirements:

	Coal
	Cost	Percent
2020	$2.28	40%
2019	2.19	45
Natural Gas
SPS has eight natural gas plants with approximately 2,200 MW of total 2020 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2020	$1.43	60%
2019	1.14	55
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2020		2019
4,195	July 14	4,261	Aug. 5
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. SPS owns more than 40,000 conductor miles of transmission lines across its service territory.

During 2020, SPS completed the following transmission projects:

Project	Miles	Size
TUCO-Yoakum Co.	107	345 KV
Eddy Co.-Kiowa	34	345 KV
Mustang-Seminole	20	115 KV
Loving South-Phantom	21	115 KV
Upcoming transmission projects:

Project	Miles	Size	Completion Date
Roadrunner-China Draw	41	345 KV	2021
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to homes and businesses. SPS has a vast distribution network, owning and operating approximately 22,000 conductor miles of distribution lines across our service territory, both above ground and underground. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Public Utility Regulation
See Item 7 for discussion of public utility regulation.

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
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. SPS’ wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission system of SPS on a comparable basis to serve their native load.

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

Environmental
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Certain SPS activities require registrations, permits, licenses, inspections and approvals from these agencies. SPS has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have.
SPS must comply with emission levels that may require the purchase of emission allowances.
There are significant present/future environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. SPS has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which required states to develop plans by 2022 for GHG reductions from coal-fired power plants. In a Jan. 19, 2021 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants, either reviving the Clean Power Plan or proposing additional regulation. It is too early to predict an outcome, but new rules could require substantial additional investment, even in plants slated for retirement. SPS believes, based on prior state commission practices, the cost of these initiatives or replacement generation would be recoverable through rates.
In October 2020, the TCEQ approved an agreement that ensures SPS will convert the Harrington plant from coal to natural gas by Jan. 1, 2025. This conversion is necessary to attain Federal Clean Air Act standards for emissions of SO2.
SPS seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2020, SPS had 1,141 full-time employees and no part-time employees, of which 769 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
SPS’ Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
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

Risks Associated with Our Business
Operational Risks
Our electric transmission and distribution and involve numerous risks that may result in accidents and other operating risks and costs.
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
Other uncertainties and risks inherent in operating and maintaining SPS’ facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other necessary supplies.
•The impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency (e.g., performance guarantees).
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the Department of Transportation’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations and systematically monitor and renew infrastructure over time, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
Our electric transmission and distribution operations and natural gas transmission operations are dependent upon complex information technology systems and network infrastructure, the failure of which could disrupt our normal business operations, which could have a material adverse effect on our ability to process transactions and provide services.
Our utility operations are subject to long-term planning and project risks.
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation).
Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence. Additionally, evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may put pressure on our ability to recover capital investments in natural gas generation and delivery.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Additionally, multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
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
Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability. The management of risks associated with hedging and trading is based, in part, on programs and procedures which utilize historical prices and trends.
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, SPS is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, SPS cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such controls are not effective, SPS’ results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. There is competition and a tightening market for skilled employees. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2020, 2019 and 2018 we paid $313 million, $333 million and $131 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends that
SPS can pay Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.

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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates. Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, PJM Interconnection, LLC, Midcontinent Independent System Operator, Inc. and Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
We have additional indirect credit exposure to financial institutions from letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.
As we are a subsidiary of Xcel Energy Inc. we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.
If either S&P or Moody’s were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2020, Xcel Energy Inc. and its utility subsidiaries had approximately $19.6 billion of long-term debt and $1.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2020, Xcel Energy had guarantees outstanding with a $2 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $60 million at Dec. 31, 2020 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements of these plans. Estimates and assumptions may change. In addition, the Pension Protection Act sets the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving would trigger settlement accounting and could require SPS to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
SPS collects estimated federal, state and local tax payments through regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 is impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
Although the impact of the pandemic to the 2020 results was largely mitigated due to management’s actions, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, severe temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. Xcel Energy participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows. SPS participates in grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
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
Legislative and regulatory responses related to climate change may create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. International agreements could additionally lead to future federal or state regulations.
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. The Biden Administration will establish a new nationally determined contribution for the United States. The Paris Agreement could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
The Biden Administration has also announced a one year suspension of new oil and natural gas drilling on federal lands to allow for a review of oil and gas leasing regulations. The form of these regulations is uncertain, but, depending on the requirements imposed in the short and long term, they could impose substantial costs on our oil and gas customers or result in substantial increases to the cost of fuel we use in our electricity and gas businesses.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can impose penalties of up to $1.3 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties. In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate sites where our past activities, or the activities of other parties, caused environmental contamination.
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our generation facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements.
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
Climate change may impact the economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if SPS was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1957 - 1965	225
Harrington-Amarillo, TX, 3 Units (b)	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 4 Units	Natural Gas	1952 - 1964	298
Tolk-Muleshoe, TX, 2 Units (d)	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	460	(c)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(c)
		Total	5,232
(a)    Summer 2020 net dependable capacity.
(b)    Harrington is expected to be converted to natural gas by the end of 2024.
(c)     Values disclosed are the generation levels at the point-of-interconnection for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero)
(d)    Tolk Unit 1 and 2 are expected to be retired in 2032.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2020:

Conductor Miles
Transmission
345 KV	11,019
230 KV	9,795
115 KV	14,830
Less than 115 KV	4,375
Total Transmission	40,019

Distribution
Less than 115 KV	21,984

Total	62,003
SPS had 457 electric utility transmission and distribution substations at Dec. 31, 2020.
Natural gas utility mains at Dec. 31, 2020:

Miles
Transmission	20

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

ITEM 4 — MINE SAFTEY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.
The dividends declared during 2020 and 2019 were as follows:

(Millions of Dollars)	2020	2019
First quarter	$76	$58
Second quarter	55	84
Third quarter	136	114
Fourth quarter	54	78

ITEM 6 — SELECTED FINANCIAL DATA
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
We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the years ended Dec. 31, 2020 and 2019, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2020 Comparison with 2019
SPS’ net income was $295 million for 2020, compared with net income of $263 million for 2019. The increase was primarily due to higher electric margin (wholesale transmission revenue and regulatory outcomes offset lower sales due to COVID-19) and lower O&M expenses, partially offset by increased depreciation, interest expense and taxes (other than income taxes).
Electric Margin
Electric fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal. However, these fluctuations have minimal impact on margin due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin (offset by lower tax expense).

(Millions of Dollars)	2020	2019
Electric revenues	$1,870	$1,826
Electric fuel and purchased power	(835)	(875)
Electric margin	$1,035	$951
The following tables summarize the components of the changes in electric margin for the year ended Dec. 31, 2020:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes (Texas and New Mexico) (a)	$107
Wholesale transmission revenue (net)	26
Purchased capacity costs	8
Estimated impact of weather	7
PTCs flowed back to customers (offset by lower ETR)	(42)
New Mexico tax reform related regulatory settlement (2019)	(10)
Firm wholesale generation	(9)
Sales and demand	(8)
Other (net)	5
Total increase in electric margin	$84
(a)Includes approximately $70 million of revenue and margin due to the Texas rate case outcome, which is largely offset by recognition of previously deferred costs.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expense decreased $10 million, or 3.5%, for 2020 compared with the prior year. The decrease was due to management actions to reduce costs to offset the impact of lower sales from COVID-19, including allocation of workforce, material and supply management and timing of maintenance activities, as well as plant outages in 2019. The decrease was partially offset by an increase in wind related O&M expenses from our renewable expansion and recognition of previously deferred amounts related to the 2019 Texas Electric Rate Case.
Depreciation and Amortization — Depreciation and amortization expense increased $65 million, or 28.3%, for 2020 compared with the prior year. The increase was primarily driven by the Hale and Sagamore wind farms being placed into service in June 2019 and December 2020, respectively, in addition to system expansion. The increase is also due to new FERC transmission rates implemented in March 2020 and implementation of new depreciation rates in New Mexico and Texas as part of regulatory outcomes in 2020.
Interest Charges — Interest charges increased $20 million, or 20.2% for 2020 compared with the prior year. The increase was primarily due to higher debt levels to fund capital investments.

Income Taxes — Income tax expense decreased $36 million for 2020. The decrease was primarily driven by an increase in wind PTCs and an increase in plant-related regulatory differences. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (3.5)% for 2020 compared with 9.0% for 2019, largely due to the adjustments referenced above.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate SPS. SPS is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in New Mexico, and Texas.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in rates for utility services through filings with governing commissions. Changes in operating costs can affect SPS’ financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations.
See Rate Matters within Note 10 to the financial statements for further information.
Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information
PUCT
Retail electric operations, rates, services, construction of transmission or generation and other aspects of SPS’ electric operations.
The municipalities in which SPS operates in Texas have original jurisdiction over rates in those communities. The municipalities’ rate setting decisions are subject to PUCT review.

NMPRC	Retail electric operations, retail rates and services and the construction of transmission or generation.
FERC
Wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.

SPP RTO and SPP IM Wholesale Market	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP IM wholesale market. SPS is authorized to make wholesale electric sales at market-based prices.
Recovery Mechanisms

Mechanism	Additional Information
DCRF	Recovers distribution costs not included in rates in Texas.
EECRF	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
FPPCAC	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
PCRF	Allows recovery of purchased power costs not included in Texas rates.
RPS	Recovers deferred costs for renewable energy programs in New Mexico.
TCRF	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
Fixed Fuel and Purchased Recovery Factor
Provides for the over- or under-recovery of energy expenses in Texas. Regulations require refunding or surcharging over- or under- recovery amounts, including interest, when they exceed 4% of the utility’s annual fuel and purchased energy costs on a rolling 12-month basis, if this condition is expected to continue.

Wholesale Fuel and Purchased Energy Cost Adjustment
SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased energy cost adjustment clause accepted by the FERC. Wholesale customers also pay the jurisdictional allocation of production costs.

Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2019 New Mexico Electric Rate Case	$31	July 2019	Received
2019 Texas Electric Rate Case	88	August 2019	Received
2021 New Mexico Electric Rate Case	88	January 2021	Pending
2021 Texas Electric Rate Case	143	February 2021	Pending
Additional Information:
2019 New Mexico Electric Rate Case — In May 2020, the NMPRC approved a settlement between SPS and intervening parties, which reflects the following terms: a base rate increase of $31 million, an ROE of 9.45% and an equity ratio of 54.77%. New rates and tariffs were effective in May 2020.
2019 Texas Electric Rate Case — In August 2020, the PUCT approved a settlement between SPS and intervening parties, which reflects the following terms: a rate increase of $88 million; ROE of 9.45% and equity ratio of 54.62% for AFUDC purposes. In December 2020, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $72 million, offset by the recognition of previously deferred costs.
2021 New Mexico Electric Rate Case — On Jan. 4, 2021, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $88 million. SPS' net rate increase to New Mexico customers is expected to be approximately $48 million, or 10%, as a result of offsetting fuel cost reductions and PTCs attributable to wind energy provided by the Sagamore wind project. PTCs are being credited to customers through the fuel clause.
The request is based on a historic test year ended Sept. 30, 2020, including expected capital additions through Feb. 28, 2021, a ROE of 10.35%, an equity ratio of 54.72% and retail rate base of approximately $1.9 billion (total company rate base of approximately $6.0 billion).
Additionally, the request includes the effect of approximately 400 MW of reduced peak load in 2021 from a wholesale transmission customer and changes to depreciation rates to reflect a reduction to the service lives of SPS’ Tolk power plant (from 2037 to 2032) and the coal handling assets at the Harrington facility (to 2024).

The NMPRC suspended new rates for nine months beyond the 30-day notice period, consistent with historic practice.
The next steps in the procedural schedule are expected to be as follows:
•Staff and intervenor testimony — May 17, 2021.
•Rebuttal testimony — June 9, 2021.
•Deadline to file stipulation — June 23, 2021.
•Public hearing or hearing on stipulation — July 26 - Aug. 6, 2021.
•End of nine month suspension — Nov. 3, 2021.
A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Rate Case — On Feb. 8, 2021, SPS filed an electric rate case with the PUCT and its 81 municipalities with original rate jurisdiction seeking an increase in base rates of approximately $143 million. SPS' net rate increase to Texas customers is expected to be approximately $74 million, or 9.2%, as a result of offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
The request is primarily driven by additional capital investment in new and upgraded electric facilities and equipment since SPS’ previous rate case in 2019, including the 522 MW Sagamore wind project.
The request is based on an ROE of 10.35%, an equity ratio of 54.60% (based on actual capital structure), a Texas retail rate base of approximately $3.3 billion and a historic test year based on the 12-month period ended Dec. 31, 2020 (with the final three months based on estimates). In March 2021, SPS will file to update estimates to actuals through Dec. 31, 2020.
Additionally, the request includes the effect of approximately 400 MW from a wholesale transmission customer and changes to depreciation rates to reflect a reduction to the service lives of SPS’ Tolk power plant (from 2037 to 2032) and the coal handling assets of the Harrington facility (to 2024).
Summary of SPS’ request:

Rate Request (Millions of Dollars)
Sagamore wind project	$67
Other capital investments	25
Cost of capital	20
Property taxes	8
Reduced sales, partially offset by changes in O&M	8
Allocator changes	4
Depreciation rate change	3
Other, net	8
Total rate request	$143
Fuel cost reductions and PTCs — Sagamore wind project	(69)
Net rate increase	$74
SPS is requesting the PUCT set current rates as temporary on March 15, 2021. Once final rates are approved, a surcharge will be requested from March 15, 2021 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2022.
Texas State ROFR Litigation — In May 2019, the Governor signed a ROFR bill into law, which grants incumbent utilities a ROFR to build transmission infrastructure when it directly interconnects to the utility’s existing facility. In June 2019, a complaint was filed in the United States District Court for the Western District of Texas claiming the new ROFR law to be unconstitutional. In February 2020, the federal court complaint was dismissed by the district court. In March 2020, the district court ruling was appealed to the Fifth Circuit. A decision is pending.
New Mexico FPPCAC Continuation — In December 2020, the Hearing Examiner recommended the NMPRC approve SPS’ request for the continued use of the FPPCAC and the reconciliation of its fuel costs for the reporting period (September 2015 through June 2019). Additionally, the Hearing Examiner recommended the NMPRC deny the proposed Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. A decision is pending.
Resource Plan — SPS is required to file an IRP in New Mexico every three years and will file its next IRP in July 2021.
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
SPS is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While SPS expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose SPS to certain credit and non-performance risk.

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
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would have a $3 million and no impact on pretax interest expense annually in 2020 and 2019, respectively.
Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $1 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $1 million. At Dec. 31, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $1 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $1 million.
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
Commodity Derivatives — SPS monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. Given the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2020.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2020.
See Note 8 to the financial statements for further information.
Natural Gas Fuel and Electricity Purchases
In February 2021, the United States experienced winter storm Uri and extreme cold temperatures in the central United States. This severe weather event increased the demand for natural gas used in our electric business. Certain operational assets were impacted by extreme cold temperatures and the cold further impacted the availability of renewable generation across the region (which typically acts as a hedge against commodity prices) contributing to extremely high market prices for natural gas and electricity. As a result, electric and natural gas fuel costs increased approximately $200 million. These amounts are preliminary estimates through Feb. 16, 2021 and are subject to final settlement.
SPS has fuel recovery mechanisms in all of its states to recover the increased cost of natural gas and electricity. However, given the impact of these higher costs to our customers during a pandemic, we expect our regulators to undertake a heightened review and we intend to work with our commissions to recover these costs over time to help mitigate the impacts on customer bills. SPS is taking action to increase planned debt issuances to ensure adequate liquidity for the timing difference between fuel payments and revenue collection from customers and to address any potential need to post collateral.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See 15-1 for an index of financial statements included herein.
See Note 12 to the financial statements for further information.

Management Report on Internal Control Over Financial Reporting
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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2020, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ BRIAN J. VAN ABEL
Ben Fowke	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 17, 2021	Feb. 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Southwestern Public Service Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2020 and 2019, the related statements of income, comprehensive income, cash flows and common stockholder's equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the consolidated financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric transmission and distribution companies in New Mexico and Texas. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission for its wholesale electric operations, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with North American Electric Reliability Corporation standards, asset transactions and mergers and natural gas transactions in interstate commerce, (collectively with state utility regulatory agencies, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant and equipment, regulatory assets and liabilities, operating revenues and expenses, and income taxes.
The Company is subject to regulatory rate setting processes. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in assets required to deliver services to customers. Accounting for the Company’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The Commissions’ regulation of rates is premised on the full recovery of incurred costs and a reasonable rate of return on invested capital. Decisions by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. In the rate setting process, the Company’s rates result in the recording of regulatory assets and liabilities based on the probability of future cash flows. Regulatory assets generally represent incurred or accrued costs that have been deferred because future recovery from customers is probable. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and 3) a refund due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 17, 2021

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating revenues	$1,870	$1,826	$1,933

Operating expenses
Electric fuel and purchased power	835	875	1,043
Operating and maintenance expenses	275	285	283
Demand side management expenses	16	17	18
Depreciation and amortization	295	230	210
Taxes (other than income taxes)	90	72	68
Total operating expenses	1,511	1,479	1,622

Operating income	359	347	311

Other (expense) income, net	(2)	2	(3)
Allowance for funds used during construction — equity	33	27	19

Interest charges and financing costs
Interest charges — includes other financing costs of $4, $3 and $3, respectively	119	99	84
Allowance for funds used during construction — debt	(14)	(12)	(9)
Total interest charges and financing costs	105	87	75

Income before income taxes	285	289	252
Income tax (benefit) expense	(10)	26	39
Net income	$295	$263	$213
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating activities
Net income	$295	$263	$213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	298	232	210
Demand side management program amortization	—	—	2
Deferred income taxes	22	29	22
Allowance for equity funds used during construction	(33)	(27)	(19)
Provision for bad debts	6	6	5
Changes in operating assets and liabilities:
Accounts receivable	(14)	(9)	(20)
Accrued unbilled revenues	—	(1)	15
Inventories	(35)	(21)	(16)
Prepayments and other	(14)	3	1
Accounts payable	8	(9)	(7)
Net regulatory assets and liabilities	(115)	14	38
Other current liabilities	13	6	12
Pension and other employee benefit obligations	(16)	(18)	(16)
Other, net	(1)	5	6
Net cash provided by operating activities	414	473	446

Investing activities
Utility capital/construction expenditures	(1,142)	(844)	(1,021)
Investments in utility money pool arrangement	(4)	(133)	(285)
Receipts from utility money pool arrangement	4	133	350
Net cash used in investing activities	(1,142)	(844)	(956)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	250	(42)	42
Proceeds from issuance of long-term debt, net	343	292	295
Borrowings under utility money pool arrangement	561	296	595
Repayments under utility money pool arrangement	(561)	(296)	(595)
Capital contributions from parent	438	426	337
Dividends paid to parent	(313)	(333)	(131)
Net cash provided by financing activities	718	343	543

Net change in cash and cash equivalents	(10)	(28)	33
Cash and cash equivalents at beginning of period	16	44	11
Cash and cash equivalents at end of period	$6	$16	$44

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(98)	$(84)	$(71)
Cash received (paid) for income taxes, net	10	12	(11)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$99	$95	$72
Inventory transfers to property, plant and equipment	31	23	23
Operating lease right-of-use assets	—	548	—
Allowance for equity funds used during construction	33	27	19
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$6	$16
Accounts receivable, net	94	93
Accounts receivable from affiliates	9	4
Accrued unbilled revenues	114	115
Inventories	36	31
Regulatory assets	76	20
Derivative instruments	10	15
Prepaid taxes	18	1
Prepayments and other	20	21
Total current assets	383	316

Property, plant and equipment, net	7,603	6,632

Other assets
Regulatory assets	357	364
Derivative instruments	9	13
Operating lease right-of-use assets	492	522
Other	15	4
Total other assets	873	903
Total assets	$8,859	$7,851

Liabilities and Equity
Current liabilities
Short-term debt	$250	$—
Accounts payable	198	168
Accounts payable to affiliates	17	20
Regulatory liabilities	57	118
Taxes accrued	54	40
Accrued interest	29	26
Dividends payable to parent	54	46
Derivative instruments	4	4
Operating lease liabilities	28	27
Other	25	31
Total current liabilities	716	480

Deferred credits and other liabilities
Deferred income taxes	725	672
Regulatory liabilities	718	732
Asset retirement obligations	112	77
Derivative instruments	9	13
Pension and employee benefit obligations	42	67
Operating lease liabilities	463	495
Other	12	10
Total deferred credits and other liabilities	2,081	2,066

Commitments and contingencies
Capitalization
Long-term debt	2,764	2,420
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	2,790	2,351
Retained earnings	509	535
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,298	2,885
Total liabilities and equity	$8,859	$7,851
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2017	100	$—	$1,590	$541	$(1)	$2,130

Net income				213		213
Common dividends declared to parent				(148)		(148)
Contribution of capital by parent			342			342
Balance at Dec. 31, 2018	100	$—	$1,932	$606	$(1)	$2,537

Net income				263		263
Common dividends declared to parent				(334)		(334)
Contribution of capital by parent			419			419
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885

Net income				295		295
Common dividends declared to parent				(321)		(321)
Contribution of capital by parent			439			439
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements

1. Summary of Significant Accounting Policies
General — SPS is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity.
SPS’ financial statements are presented in accordance with GAAP. All of SPS’ underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
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
Regulatory Accounting — SPS accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:
•Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.
•Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates or because the amounts were collected in rates prior to the costs being incurred.
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
The effects of SPS’ tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. SPS anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to regulatory approval.
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
SPS reports interest and penalties related to income taxes within other (expense) income or interest charges in the statements of income.
Xcel Energy Inc. and its subsidiaries, including SPS, file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
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

SPS records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs are based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was 3.1% in 2020, 2.9% in 2019 and 2.9% in 2018.
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
Estimated remediation costs are regularly adjusted as estimates are revised and remediation proceeds. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for SPS’ expected share of the cost.
Future costs of restoring sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
See Note 10 for further information.
Revenue from Contracts with Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. SPS recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs systematically throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recognized.
SPS does not recognize a separate financing component of its collections from customers as contract terms are short-term in nature. SPS presents its revenues net of any excise or sales taxes or fees.
SPS participates in SPP. SPS recognizes physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. Revenues and charges for short-term physical wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other revenues and charges settled/facilitated through an RTO are recorded on a net basis in cost of sales.
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
As of Dec. 31, 2020 and 2019, the allowance for bad debts was $8 million and $5 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$27	$25
Fuel	9	6
Total inventories	$36	$31
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
SPS implemented the guidance using a modified-retrospective approach, recognizing an immaterial cumulative effect charge (after tax) to retained earnings on Jan. 1, 2020. The Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on SPS’ financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$9,229	$8,453
Plant to be retired (a)	316	—
CWIP	146	486
Total property, plant and equipment	9,691	8,939
Less accumulated depreciation	(2,088)	(2,307)
Property, plant and equipment, net	$7,603	$6,632
(a)Includes expected retirement of Tolk and conversion of Harrington to natural gas.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$12	$178	$11	$204
Excess deferred taxes — TCJA	7	Various	3	51	2	52
Recoverable deferred taxes on AFUDC		Plant lives	—	42	—	34
Net AROs (a)	1, 10	Various	—	33	—	27
Losses on reacquired debt		Term of related debt	1	20	1	21
Texas revenue surcharge		One to two years	54	17	2	—
Conservation programs (b)	1	One to two years	1	2	1	1
Other		Various	5	14	3	25
Total regulatory assets			$76	$357	$20	$364
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$6	$513	$7	$535
Plant removal costs	1, 10	Various	—	177	—	175
Revenue subject to refund		One to two years	4	4	14	1
Gain from asset sales		Various	—	2	—	2
Deferred electric energy costs		Less than one year	35	—	82	—
Contract valuation adjustments (b)	1, 8	Less than one year	7	—	12	—
Other		Various	5	22	3	19
Total regulatory liabilities (c)			$57	$718	$118	$732
(a)Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.
(b)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements.
(c)Revenue subject to refund of $4 million for 2019 was included in other current liabilities and none for 2020.
At Dec. 31, 2020 and 2019, SPS’ regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, SPS’ regulatory assets included $114 million and $57 million at Dec. 31, 2020 and 2019, respectively, of past expenditures not earning a return. Amounts are related to formula rates, losses on reacquired debt and certain rate case expenditures.

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
Money pool borrowings for SPS were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	—	—	—	—
Average amount outstanding	81	43	8	29
Maximum amount outstanding	100	100	100	100
Weighted average interest rate, computed on a daily basis	0.08%	0.54%	2.42%	1.96%
Weighted average interest rate at end of period	N/A	N/A	N/A	N/A

Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$500	$500	$500	$400
Amount outstanding at period end	250	250	—	42
Average amount outstanding	58	44	72	30
Maximum amount outstanding	250	250	316	144
Weighted average interest rate, computed on a daily basis	0.21%	1.11%	2.68%	2.27%
Weighted average interest rate at end of period	0.29	0.29	N/A	2.80
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At both Dec. 31, 2020 and 2019, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Amended Credit Agreement — In June 2019, SPS entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the exception of the following:
•Maturity is June 2024.
•Borrowing limit is $500 million.
The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2020	2019
48%	46%	$50	2
(a)    The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)    All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that SPS would be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15% of SPS’ total assets default on indebtedness in an aggregate principal amount exceeding $75 million.
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2020, SPS was in compliance with all financial covenants.
SPS had the following committed credit facility available as of Dec. 31, 2020.

Credit Facility (a)	Drawn (b)	Available
$500	$252	$248
(a)This credit facility matures in June 2024.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2020 and 2019.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of SPS is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2020	2019
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds (b)	3.75	June 15, 2049	300	300
First mortgage bonds (a)	3.15	May 1, 2050	350	—
Unamortized discount			(10)	(7)
Unamortized debt issuance cost			(26)	(23)
Total long-term debt			$2,764	$2,420
(a)2020 financing.
(b)2019 financing.
Maturities of long-term debt:

(Millions of Dollars)
2021	$—
2022	—
2023	—
2024	350
2025	—
Deferred Financing Costs — Deferred financing costs of approximately $26 million and $23 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2020 and 2019, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2020 and 2019
10,000,000	1.00	—

Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2020:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2020
45.0%	55.0%	54.4%
(a)    Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$510	million	$6	billion	N/A
(a) SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2020	2019	2018
Major revenue types
Revenue from contracts with customers:
Residential	$359	$352	$364
C&I	739	800	828
Other	39	41	45
Total retail	1,137	1,193	1,237
Wholesale	345	361	426
Transmission	279	240	231
Other	4	3	13
Total revenue from contracts with customers	1,765	1,797	1,907
Alternative revenue and other	105	29	26
Total revenues	$1,870	$1,826	$1,933

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. SPS is not expected to accrue any income tax expense related to this adjustment.
Federal Audit — SPS is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. Statue of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	July 2021
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
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2020, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$3	$3
Unrecognized tax benefit — Temporary tax positions	4	2
Total unrecognized tax benefit	$7	$5
Changes in unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$5	$5	$4
Additions based on tax positions related to the current year	1	—	1
Additions for tax positions of prior years	5	—	—
Reductions for tax positions of prior years	(4)	—	—
Balance at Dec. 31	$7	$5	$5
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(6)	$(4)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $2 million and $1 million at Dec. 31, 2020 and Dec. 31, 2019, respectively.
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Receivable for interest related to unrecognized tax benefits at Jan. 1	$1	$1	$1
Interest expense related to unrecognized tax benefits	(2)	—	—
(Payable) receivable for interest related to unrecognized tax benefits at Dec. 31	$(1)	$1	$1
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2020, 2019 or 2018.

Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2020	2019
Federal tax credit carryforwards	$83	$30
State NOL carryforwards	1	1
Federal carryforward periods expire between 2031 and 2040 and state carryforward periods expire starting 2025.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.3	2.2	2.3
Increases (decreases) in tax from:
Wind PTCs	(18.3)	(7.9)	—
Plant regulatory differences (a)	(6.4)	(5.0)	(4.8)
Amortization of excess nonplant deferred taxes	(0.8)	(0.9)	(1.2)
Other tax credits, net NOL & tax credit allowances	(0.7)	(0.6)	(0.7)
Adjustments attributable to tax returns	(0.6)	(0.1)	(1.5)
Change in unrecognized tax benefits	0.3	0.2	0.1
Other, net	(0.3)	0.1	0.3
Effective income tax rate	(3.5)%	9.0%	15.5%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Current federal tax (benefit) expense	$(31)	$(4)	$12
Current state tax (benefit) expense	(1)	1	3
Current change in unrecognized tax expense	—	—	2
Deferred federal tax expense	13	22	20
Deferred state tax expense	8	6	4
Deferred change in unrecognized tax expense (benefit)	1	1	(2)
Total income tax (benefit) expense	$(10)	$26	$39
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2020	2019	2018
Deferred tax expense excluding items below	$53	$53	$44
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(31)	(24)	(22)
Deferred tax expense	$22	$29	$22
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2020	2019 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$838	$759
Operating lease assets	109	116
Regulatory assets	59	50
Pension expense	33	33
Other	2	—
Total deferred tax liabilities	$1,041	$958

Deferred tax assets:
Operating lease liabilities	$109	$116
Regulatory liabilities	104	111
Tax credit carryforward	83	30
Deferred fuel costs	9	18
Other employee benefits	7	6
Other	4	5
Total deferred tax assets	316	286
Net deferred tax liability	$725	$672
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
•Level 2 — Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of Dec. 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

(Amounts in Millions) (a)	Dec. 31, 2020	Dec. 31, 2019
MWh of electricity	5	6
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
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2020, two of the nine most significant counterparties for these activities, comprising $12 million or 36% of this credit exposure, had investment grade ratings from S&P, Moody’s or Fitch Ratings. Six of the nine most significant counterparties, comprising $22 million or 64% of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Changes in the fair value of FTRs resulting in a pre-tax net loss of $7 million in Dec. 31, 2020 and $7 million in pre-tax net gains for both years ended Dec. 31, 2019 and 2018, respectively, were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses were immaterial for the year ended Dec. 31, 2020. For the years ended Dec. 31, 2019 and 2018, $6 million and $4 million, respectively, of settlement gains were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2020, 2019 and 2018.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$7	$7	$—	$7	$—	$—	$12	$12	$—	$12
Total current derivative assets	$—	$—	$7	$7	$—	7	$—	$—	$12	$12	$—	12
PPAs (b)						3						3
Current derivative instruments						$10						$15
Noncurrent derivative assets
PPAs (b)						$9						$13
Noncurrent derivative instruments						$9						$13
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$9						$13
Noncurrent derivative instruments						$9						$13
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2020 and 2019. At Dec. 31, 2020 and 2019, derivative assets and liabilities include no obligations to return cash collateral, respectively. At Dec. 31, 2020 and 2019, derivative assets and liabilities include no rights to reclaim cash collateral, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2020, 2019 and 2018:

	Year Ended Dec. 31
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$12	$14	$13
Purchases	23	27	32
Settlements	(23)	(34)	(42)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets	(5)	5	11
Balance at Dec. 31	$7	$12	$14
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for Dec. 31, 2020, 2019 and 2018.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2020		2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,764	$3,381	$2,420	$2,706
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2020 and 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes SPS, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 2.37, 3.12 and 3.75 percent in 2020, 2019, and 2018, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2020 and 2019 were $43 million and $39 million, respectively, of which $2 million was attributable to SPS in both years. In 2020 and 2019, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $6 million and $4 million, respectively, of which immaterial amounts were attributable to SPS.

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
•Investment returns in 2020 were above the assumed level of 6.78%.
•Investment returns in 2019 were above the assumed level of 6.78%.
•Investment returns in 2018 were below the assumed level of 6.78%.
•In 2021, SPS’s expected investment-return assumption is 6.39%.
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
Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31	$—	$—	$—	$31	$19	$—	$—	$—	$19
Commingled funds	211	—	—	160	371	203	—	—	145	348
Debt securities	—	110	1	—	111	—	98	1	—	99
Equity securities	11	—	—	—	11	12	—	—	—	12
Other	2	1	—	—	3	(17)	—	—	(3)	(20)
Total	$255	$111	$1	$160	$527	$217	$98	$1	$142	$458
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$3	$—	$—	$—	$3	$2	$—	$—	$—	$2
Insurance contracts	—	5	—	—	5	—	5	—	—	5
Commingled funds	7	—	—	7	14	7	—	—	8	15
Debt securities	—	22	—	—	22	—	22	—	—	22
Total	$10	$27	$—	$7	$44	$9	$27	$—	$8	$44
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2020. Immaterial assets were transferred in or out of Level 3 for 2019.

Funded Status — Benefit obligations for both pension and postretirement plans increased from Dec. 31, 2019 to Dec. 31, 2020, due primarily to decreases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Change in Benefit Obligation:
Obligation at Jan. 1	$519	$478	$44	$42
Service cost	10	9	1	1
Interest cost	18	20	1	2
Plan amendments	—	—	—	—
Actuarial loss (gain)	45	44	(5)	—
Plan participants’ contributions	—	—	1	1
Benefit payments (a)	(30)	(32)	(4)	(2)
Obligation at Dec. 31	$562	$519	$38	$44
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$458	$392	$44	$40
Actual return on plan assets	84	80	3	5
Employer contributions	15	18	—	—
Plan participants’ contributions	—	—	1	1
Benefit payments	(30)	(32)	(4)	(2)
Fair value of plan assets at Dec. 31	$527	$458	$44	$44
Funded status of plans at Dec. 31	$(35)	$(61)	$6	$—
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	—	—	6	—
Noncurrent liabilities	(35)	(61)	—	—
Net amounts recognized	$(35)	$(61)	$6	$—
(a)Includes approximately $7 million in 2019, of lump-sum benefit payments used in the determination of a settlement charge.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2020	2019	2020	2019
Discount rate for year-end valuation	2.71%	3.49%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.50%	6.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.00%	5.10%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	5	3
Accumulated benefit obligation for the pension plan was $519 million and $481 million as of Dec. 31, 2020 and 2019, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$10	$9	$10	$1	$1	$1
Interest cost	18	20	18	1	2	2
Expected return on plan assets	(29)	(28)	(28)	(2)	(2)	(3)
Amortization of prior service credit	—	—	—	—	(1)	—
Amortization of net loss	12	11	14	—	—	—
Settlement charge (a)	—	2	3	—	—	—
Net periodic pension cost	11	14	17	—	—	—
Effects of regulation	2	1	(2)	—	—	—
Net benefit cost recognized for financial reporting	$13	$15	$15	$—	$—	$—
Significant Assumptions Used to Measure Costs:
Discount rate	3.49%	4.31%	3.63%	3.47%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.78	6.78	6.78	4.50	5.30	5.80
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2019 and 2018, as a result of lump-sum distributions during each plan year, SPS recorded a total pension settlement charge of $2 million and $3 million, respectively. A total of $1 million of that amount was recorded in the income statement in 2019 and 2018, respectively. There were no settlement charges recorded to the qualified pension plans in 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$186	$210	$(18)	$(12)
Prior service credit	(1)	(1)	(1)	(1)
Total	$185	$209	$(19)	$(13)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$11	$11	$—	$—
Noncurrent regulatory assets	174	198	—	—
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(18)	(12)
Total	$185	$209	$(19)	$(13)

Measurement date	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2018 — 2021 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2021, of which $14 million was attributable to SPS.
•$150 million in 2020, of which $14 million was attributable to SPS.
•$154 million in 2019, of which $18 million was attributable to SPS.
•$150 million in 2018, of which $8 million was attributable to SPS.
For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$10 million during 2021.
•$11 million during 2020.
•$15 million during 2019.
•$11 million during 2018.
•Amounts attributable to SPS were immaterial.

Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Domestic and international equity securities	35%	37%	15%	15%
Long-duration fixed income securities	35	30	—	—
Short-to-intermediate fixed income securities	13	14	72	72
Alternative investments	15	17	9	9
Cash	2	2	4	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2020, 2019, and 2018, there were no significant plan amendments made which affected the benefit obligation.
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2021	$32	$3	$—	$3
2022	31	3	—	3
2023	31	3	—	3
2024	31	3	—	3
2025	31	3	—	3
2026-2030	152	12	—	12
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $3 million in 2020, 2019 and 2018.

10. Commitments and Contingencies
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on SPS’ financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. SPS has intervened in both appeals in support of FERC. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. This appeal is stayed pending the outcome of the separate appeal initiated in 2020 by Oklahoma Gas & Electric and SPP.
SPP Filing to Assign GridLiance Facilities to SPS Rate Zone — In August 2018, SPP filed a request with the FERC to amend its OATT to include costs of the GridLiance High Plains, LLC. facilities in the SPS rate zone. In a previous filing, the FERC determined that some of these facilities did not qualify as transmission facilities under the SPP OATT. SPP’s proposed tariff changes resulted in an increase in the annual transmission revenue requirement of $10 million per year, with $6 million allocated to SPS’ retail customers. The remaining $4 million would be paid by other wholesale loads in the SPS rate zone. On March 16, 2020, GridLiance also filed additional rate increases for 2020 which would raise their annual revenue requirement to $14 million, with approximately $9 million allocated to SPS’ retail customers. The hearing portion of this proceeding was concluded on Sept. 11, 2020.
The initial post-hearing brief was filed on Oct. 27, 2020 and the ALJ’s decision on this case is expected on May 3, 2021. The FERC will then rule on the judge’s decision and either sustain it, overturn it, or order further proceedings. SPS has incurred approximately $15 million in associated charges as of Dec. 31, 2020. In August 2020, FERC issued an order on a question certified by the hearing judge for the FERC’s review, in which FERC made certain findings in SPS’ favor regarding the legal standard that applies to the ongoing hearing proceeding. In November 2020, FERC denied GridLiance’s request for rehearing of this August 2020 order. In December 2020, GridLiance filed a petition for review at the D.C. Circuit of the August 2020 and November 2020 orders on the certified question.

Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, annual generation must exceed a net capacity factor of 48%. If annual generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2020, SPS does not expect refunds to be probable under either of these commitments.
Contract Termination — SPS and Lubbock Power & Light are parties to a 25-year, 170 MW partial requirements contract. In October 2020, Lubbock Power & Light initiated discussions with SPS concerning the interpretation of contractual terms related to early termination and default. If the parties are unable to reach resolution, the contract calls for the matter to proceed to arbitration. The amount of any damages depends on multiple factors and is currently unknown.
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
MGP, Landfill and Disposal Sites
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
Environmental Requirements — Water and Waste
Federal CWA WOTUS Rule — In April 2020, the EPA and U.S. Army Corps of Engineers (“Agencies”) replaced the 2015 WOTUS rule and narrowed the definition of WOTUS (“2020 WOTUS Rule”). The new definition simplifies the process whether waters are subject to CWA jurisdiction and streamlines the permitting process. SPS does not anticipate that compliance costs will be material.
Federal CWA ELG — In 2015, the EPA issued a final ELG rule for power plants that discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. In October 2020, the EPA published a final rule revising the regulations. SPS anticipates that compliance costs will not be material and will be fully recoverable through regulatory mechanisms.
Environmental Requirements — Air
Regional Haze Rules — The regional haze program requires SO2, nitrogen oxide and particulate matter emission controls at power plants to reduce visibility impairment in national parks and wilderness areas. The program includes BART and reasonable further progress. Texas’ first regional haze plan has undergone federal review.
All states are now subject to a second round of regional haze planning/rulemaking, focusing on additional reductions to meet reasonable progress requirements. Any additional impacts to SPS facilities are expected to be minimal.
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
In December 2017, the National Parks Conservation Association, Sierra Club, and Environmental Defense Fund appealed the EPA’s 2017 final BART rule to the Fifth Circuit and filed a petition for administrative reconsideration. The court has held the litigation in abeyance while the EPA decided whether to reconsider the rule. In August 2018, the EPA started a reconsideration rulemaking. The EPA reaffirmed the rule in August 2020 with minor changes.
The 2020 EPA Action has been challenged. All pending actions could be consolidated, and may proceed in the Fifth Circuit or the D.C. Circuit, where a parallel challenge has been filed. The timing of final decisions is unclear.
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
In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, leaving the stay in effect. In a future rulemaking, the EPA will address whether SO2 emission reductions beyond those required in the BART alternative rule are needed at Tolk under the “reasonable progress” requirements. As states are now proceeding with the second regional haze planning period, the EPA may choose not to act on the remanded rule.
Implementation of the NAAQS for SO2 — The EPA has designated all areas near SPS’ generating plants as attaining the SO2 NAAQS with an exception. The EPA issued final designations, which found the area near the Harrington plant as “unclassifiable.” The area near the Harrington plant was monitored for the three years ending in 2019 and the monitoring showed the area to be exceeding the standard.
To address this issue, SPS negotiated an order with the TCEQ providing for the end of coal combustion and the conversion of the Harrington plant to a natural gas fueled facility by Jan. 1, 2025.
SPS believes compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial condition or cash flows.

AROs — AROs have been recorded for SPS’ assets.
SPS’ AROs were as follows:

	2020
(Millions of Dollars)	Jan. 1, 2020	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Dec. 31, 2020 (c)
Electric
Steam and other production	$51	$—	$(2)	$3	$52
Wind	16	33	—	1	50
Distribution	10	—	—	—	10
Total liability	$77	$33	$(2)	$4	$112
(a)Amounts incurred related to the Sagamore wind farm placed in service in 2020.
(b)Amounts settled related mainly to asbestos abatement projects.
(c)No AROs were revised in 2020.

	2019
(Millions of Dollars)	Jan. 1, 2019	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2019
Electric
Steam and other production	$22	$—	$(2)	$1	$30	$51
Wind	—	16	—	—	—	16
Distribution	9	—	—	1	—	10
Miscellaneous	1	—	—	—	(1)	—
Total liability	$32	$16	$(2)	$2	$29	$77
(a)Amounts incurred related to the Hale wind farm placed in service in 2019.
(b)Amounts settled related to asbestos abatement projects.
(c)In 2019, AROs were revised for changes in timing and estimates of cash flows. Changes in steam production AROs primarily related to the cost estimates to remediate ponds at production facilities.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2020. Therefore, an ARO has not been recorded for these facilities.
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
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
PPAs	$500	$500
Other	50	48
Gross operating lease ROU assets	550	548
Accumulated amortization	(58)	(26)
Net operating lease ROU assets	$492	$522
Components of lease expense:

(Millions of Dollars)	2020	2019	2018
Operating leases
PPA capacity payments	$48	$48	$51
Other operating leases (a)	3	5	8
Total operating lease expense (b)	$51	$53	$59
(a)Includes short-term lease expense of $1 million, $2 million and $1 million for 2020, 2019 and 2018, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Commitments under operating leases as of Dec. 31, 2020:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2021	$46	$3	$49
2022	46	3	49
2023	46	3	49
2024	46	3	49
2025	46	3	49
Thereafter	359	43	402
Total minimum obligation	589	58	647
Interest component of obligation	(139)	(17)	(156)
Present value of minimum obligation	450	41	491
Less current portion			(28)
Noncurrent operating and finance lease liabilities			$463

Weighted-average remaining lease term in years			13.0
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
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
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $12 million, $20 million and $58 million in 2020, 2019 and 2018, respectively.

At Dec. 31, 2020, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2021	$12
2022	12
2023	13
2024	6
2025	—
Thereafter	—
Total	$43
Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2021 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2020:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2021	$80	$33	$31
2022	35	—	31
2023	—	—	29
2024	—	—	16
2025	—	—	12
Thereafter	—	—	20
Total	$115	$33	$139
VIEs
PPAs — Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. SPS has determined that certain IPPs are VIEs. SPS is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2020 and 2019 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.
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
Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$200	$192	$195
Interest expense	—	—	1
Accounts receivable and payable with affiliates at Dec. 31 were:

	2020		2019
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$3	$—	$4	$—
PSCo	6	—	—	—
Other subsidiaries of Xcel Energy Inc.	—	17	—	20
	$9	$17	$4	$20

12. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Operating revenues	$395	$423	$615	$437
Operating income	53	80	163	63
Net income	43	72	127	53

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$454	$411	$533	$428
Operating income	75	82	135	55
Net income	54	59	105	45

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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2020 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s Proxy Statement for its 2021 Annual Meeting of Shareholders which is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2020.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Balance Sheets — As of Dec. 31, 2020 and 2019.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2020, 2019 and 2018.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2020, 2019 and 2018.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Agreements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture dated Feb. 1, 1999 between SPS and the Chase Manhattan Bank	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Supplemental Indenture dated Oct. 1, 2003 between SPS and JPMorgan Chase Bank, as successor Trustee, creating $100 million principal amount of 6% Series C and Series D Notes due 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Supplemental Indenture dated Oct. 1, 2006 between SPS and the Bank of New York, as successor Trustee, creating $200 million principal amount of 5.6% Series E Notes due 2016 and $250 million principal amount of 6% Series F Notes due 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture dated as of Aug. 1, 2011 between SPS and U.S. Bank National Association, as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture dated as of Aug. 3, 2011 between SPS and U.S. Bank National Association, as Trustee, creating $200 million principal amount of 4.50% First Mortgage Bonds, Series due 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.06*	Supplemental Indenture dated as of June 1, 2014 between SPS and U.S. Bank National Association, as Trustee, creating $150 million principal amount of 3.30% First Mortgage Bonds, Series due 2024	SPS Form 8-K dated June 9, 2014	4.02
4.07*	Supplemental Indenture dated as of Aug. 1, 2016 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 3.40% First Mortgage Bonds, Series due 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.08*	Supplemental Indenture dated as of Aug. 1, 2017 between SPS and U.S. Bank National Association, as Trustee, creating $450 million principal amount of 3.70% First Mortgage Bonds, Series due 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.09*	Supplemental Indenture dated as of Oct. 1, 2018 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 4.40% First Mortgage Bonds, Series due 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.10*	Supplemental Indenture dated as of June 1, 2019 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 3.75% First Mortgage Bonds, Series due 2049	SPS Form 8-K dated June 18, 2019	4.02
4.11*	Supplemental Indenture No. 8, dated as of May 1, 2020 between SPS and U.S. Bank National Association, as Trustee, creating $350 million principal amount of 3.15% First Mortgage Bonds, Series due 2050	SPS Form 8-K dated May 18, 2020	4.02
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02

10.22*+	Summary of Non-Employee Director Compensation, effective as of Sept. 1, 2019	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2020	10.22
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$5	$6	$6
Additions charged to costs and expenses	6	6	5
Additions charged to other accounts (a)	2	2	1
Deductions from reserves (b)	(5)	(9)	(6)
Balance at Dec. 31	$8	$5	$6
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 17, 2021	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ DAVID T. HUDSON
Ben Fowke	David T. Hudson
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Operating Officer and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.