Form 10-Q
period 2021-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2021-04-29
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 29, 2021
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FPPCAC	Fuel and Purchased Power Cost Adjustment Clause

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
LLC	Limited liability company
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open access transmission tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first-refusal
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating revenues	$934	$395

Operating expenses
Electric fuel and purchased power	693	188
Operating and maintenance expenses	71	70
Demand side management expenses	4	4
Depreciation and amortization	78	59
Taxes (other than income taxes)	21	21
Total operating expenses	867	342

Operating income	67	53

Other income (expense), net	1	(2)

Allowance for funds used during construction — equity	1	6

Interest charges and financing costs
Interest charges — includes other financing costs of $1 and $1, respectively	30	24
Allowance for funds used during construction — debt	—	(3)
Total interest charges and financing costs	30	21

Income before income taxes	39	36
Income tax benefit	(19)	(7)
Net income	$58	$43

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$58	$43
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79	60
Deferred income taxes	(19)	1
Allowance for equity funds used during construction	(1)	(6)
Provision for bad debts	2	1
Changes in operating assets and liabilities:
Accounts receivable	(1)	(3)
Accrued unbilled revenues	3	12
Inventories	(17)	(7)
Prepayments and other	21	(5)
Accounts payable	56	(2)
Net regulatory assets and liabilities	(95)	18
Other current liabilities	(3)	(15)
Pension and other employee benefit obligations	(15)	(15)
Other, net	(2)	—
Net cash provided by operating activities	66	82

Investing activities
Utility capital/construction expenditures	(172)	(193)
Investments in utility money pool arrangement	(83)	(4)
Repayments from utility money pool arrangement	83	4
Net cash used in investing activities	(172)	(193)

Financing activities
Repayments of short-term borrowings, net	(250)	40
Proceeds from issuance of long-term debt, net	247	—
Borrowings under utility money pool arrangement	213	239
Repayments under utility money pool arrangement	(213)	(139)
Capital contributions from parent	304	31
Dividends paid to parent	(54)	(74)
Net cash provided by financing activities	247	97

Net change in cash, cash equivalents and restricted cash	141	(14)
Cash, cash equivalents and restricted cash at beginning of period	6	16
Cash, cash equivalents and restricted cash at end of period	$147	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(19)	$(18)
Cash received (paid) for income taxes, net	14	(2)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$54	$57
Inventory transfers to property, plant and equipment	7	6
Allowance for equity funds used during construction	1	6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$147	$6
Accounts receivable, net	101	94
Accounts receivable from affiliates	2	9
Accrued unbilled revenues	112	114
Inventories	45	36
Regulatory assets	157	76
Derivative instruments	13	10
Prepayments and other	17	38
Total current assets	594	383

Property, plant and equipment, net	7,697	7,603

Other assets
Regulatory assets	346	357
Derivative instruments	11	9
Operating lease right-of-use assets	485	492
Other	14	15
Total other assets	856	873
Total assets	$9,147	$8,859

Liabilities and Equity
Current liabilities
Short-term debt	$—	$250
Accounts payable	224	198
Accounts payable to affiliates	33	17
Regulatory liabilities	32	57
Taxes accrued	43	54
Accrued interest	38	29
Dividends payable to parent	52	54
Derivative instruments	4	4
Operating lease liabilities	28	28
Other	23	25
Total current liabilities	477	716

Deferred credits and other liabilities
Deferred income taxes	712	725
Regulatory liabilities	723	718
Asset retirement obligations	113	112
Derivative instruments	8	9
Pension and employee benefit obligations	27	42
Operating lease liabilities	457	463
Other	11	12
Total deferred credits and other liabilities	2,051	2,081

Commitments and contingencies
Capitalization
Long-term debt	3,011	2,764
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	3,094	2,790
Retained earnings	515	509
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,608	3,298
Total liabilities and equity	$9,147	$8,859
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885
Net income				43		43
Dividends declared to parent				(76)		(76)
Contributions of capital by parent			32			32
Balance at March 31, 2020	100	$—	$2,383	$502	$(1)	$2,884

Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				58		58
Dividends declared to parent				(52)		(52)
Contributions of capital by parent			304			304
Balance at March 31, 2021	100	$—	$3,094	$515	$(1)	$3,608

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2021 and Dec. 31, 2020; the results of its operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2021 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2020.
These notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto, included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$110	$102
Less allowance for bad debts	(9)	(8)
Accounts receivable, net	$101	$94

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$27	$27
Fuel	18	9
Total inventories	$45	$36

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$9,293	$9,229
Plant to be retired (a)	313	316
CWIP	235	146
Total property, plant and equipment	9,841	9,691
Less accumulated depreciation	(2,144)	(2,088)
Property, plant and equipment, net	$7,697	$7,603
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
Money pool borrowings for SPS were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	17	43
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.07%	0.54%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for SPS was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$500	$500
Amount outstanding at period end	—	250
Average amount outstanding	184	44
Maximum amount outstanding	342	250
Weighted average interest rate, computed on a daily basis	0.22%	1.11%
Weighted average interest rate at period end	N/A	0.29
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2021 and Dec. 31, 2020, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.

Revolving Credit Facility — In order to issue its commercial paper, SPS must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of March 31, 2021, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$2	$498
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the three months ended March 31, 2021, SPS issued $250 million of 3.15% first mortgage bonds due 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$91	$73
C&I	189	169
Other	9	8
Total retail	289	250
Wholesale	558	73
Transmission	71	63
Other	2	—
Total revenue from contracts with customers	920	386
Alternative revenue and other	14	9
Total revenues	$934	$395

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.6	2.4
Decreases in tax from:
Wind PTCs	(65.5)	(35.7)
Plant regulatory differences (b)	(4.7)	(6.1)
Amortization of excess nonplant deferred taxes	(1.2)	(1.1)
Other (net)	(0.9)	0.1
Effective income tax rate	(48.7)%	(19.4)%

(a)Prior periods have been restated to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	January 2022
2017	September 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2021, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2012. As of March 31, 2021, there are no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$3	$3
Unrecognized tax benefit — Temporary tax positions	4	4
Total unrecognized tax benefit	$7	$7
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(7)	$(6)
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.

Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
(Payable) receivable for interest related to unrecognized tax benefits at beginning of period	$(1)	$1
Interest expense related to unrecognized tax benefits	—	(2)
Payable for interest related to unrecognized tax benefits at end of period	$(1)	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2021 and Dec. 31, 2020, respectively.

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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2021, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
Wholesale and Commodity Trading Risk — SPS conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments, including derivatives. SPS is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.
Commodity Derivatives — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations. This could include the purchase or sale of energy or energy-related products and FTRs.

Amounts in Millions (a)	March 31, 2021	Dec. 31, 2020
Megawatt hours of electricity	8	5
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
At March 31, 2021, two of the eight most significant counterparties for these activities, comprising $17 million, or 38%, of this credit exposure, had investment grade ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $27 million, or 61%, of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no gains or losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2021 and 2020, respectively.
Changes in the fair value of FTRs resulting in pre-tax net gains of $2 million and immaterial gains recognized for the three months ended March 31, 2021, and 2020, respectively, which were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $4 million and gains of $3 million were recognized for the three months ended March 31, 2021, and 2020, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and 2020.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$10	$10	$—	$10	$—	$—	$7	$7	$—	$7
Total current derivative assets	$—	$—	$10	$10	$—	10	$—	$—	$7	$7	$—	7
PPAs (b)						3						3
Current derivative instruments						$13						$10
Noncurrent derivative assets
Electric commodity	$—	$—	$2	$2	$—	$2	$—	$—	$—	$—	$—	$—
PPAs (b)						9						9
Noncurrent derivative instruments						$11						$9

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$8						$9
Noncurrent derivative instruments						$8						$9
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2021 and Dec. 31, 2020. At March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$7	$12
Purchases	—	12
Settlements	(9)	(5)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities	14	(2)
Balance at March 31	$12	$17
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,011	$3,286	$2,764	$3,381
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	4	5
Expected return on plan assets (a)	(7)	(7)
Amortization of net loss (a)	4	3
Net benefit cost recognized for financial reporting	$3	$3
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $14 million was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2021.

9. Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to SPS’s financial position.
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
Rate Matters and Other
SPP OATT Upgrade Costs — Costs of transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade under the SPP OATT. SPP had not been charging its customers for these upgrades, even though the SPP OATT had allowed SPP to do so since 2008. In 2016, the FERC granted SPP’s request to recover these previously unbilled charges and SPP subsequently billed SPS approximately $13 million.
In July 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover previously unbilled charges was remanded to the FERC. In February 2019, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015.
In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. SPS has intervened in both appeals in support of the FERC. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
The initial post-hearing brief was filed on Oct. 27, 2020 and the Administrative Law Judge’s decision on this case is expected on May 3, 2021. The FERC will then rule on the judge’s decision and either sustain it, overturn it, or order further proceedings. SPS has incurred approximately $17 million in associated charges as of March 31, 2021. In August 2020, FERC issued an order on a question certified by the hearing judge for the FERC’s review, in which FERC made certain findings in SPS’ favor regarding the legal standard that applies to the ongoing hearing proceeding. In November 2020, FERC denied GridLiance’s request for rehearing of the August 2020 order. In December 2020, GridLiance filed a petition for review at the D.C. Circuit of the August 2020 and November 2020 orders on the certified question.
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
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates.
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
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$13	$11
Other operating leases (a)	1	1
Total operating lease expense (b)	$14	$12
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of March 31, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$578	$58	$636
Interest component of obligation	(134)	(17)	(151)
Present value of minimum obligation	$444	$41	485
Less current portion			(28)
Noncurrent operating and finance lease liabilities			$457

VIEs
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at both March 31, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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

Results of Operations
SPS’ net income was approximately $58 million for the three months ended March 31, 2021 compared with approximately $43 million for the prior year, reflecting higher electric margin (regulatory outcomes in Texas and New Mexico), partially offset by increased depreciation.
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
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Electric revenues (a)	$934	$395
Electric fuel and purchased power (a)	(693)	(188)
Electric margin	$241	$207
(a)The increase in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri, resulting in higher fuel prices, as well as additional long-term energy and SPP market purchases.
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Regulatory rate outcomes (Texas and New Mexico)	$21
Wholesale transmission revenue (net)	9
Proprietary commodity trading, net of sharing	4
Estimated impact of weather	4
PTCs flowed back to customers (offset by lower ETR)	(11)
Other (net)	7
Total increase in electric margin	$34
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $19 million, or 32.2%, year-to-date. The increase was primarily due to the Sagamore wind farm being placed in service in December 2020, in addition to system expansion. The increase is also due to new FERC transmission rates applied in March 2020 and implementation of new depreciation rates in both New Mexico and Texas as part of regulatory outcomes in 2020.
AFUDC, Equity and Debt — AFUDC decreased $8 million for the first quarter of 2021, primarily due to construction of the Sagamore wind farm during 2020.
Income Taxes — Income tax benefit increased $12 million for the first quarter of 2021. The increase was primarily driven by an increase in wind PTCs. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
See Note 6 to the financial statements for further information.

Other
Winter Storm Uri
In mid-February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. Despite the extreme conditions, SPS’ customers experienced minimal disruptions as a result of preemptive infrastructure investments and the response of our employees.
As a result of the extremely high market prices, SPS’ electric fuel and purchased energy costs, including additional long-term energy and SPP market purchases, increased significantly. SPS mitigated the customer impact by approximately $135 million primarily through sales of excess generation. Approximately $80 million of related costs were deferred as regulatory assets.
Certain energy transactions are subject to final Independent System Operator re-settlement calculations and the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — SPS has electric fuel and purchased energy mechanisms in each jurisdiction for the purpose of recovering incurred costs. However, February cost increases were deferred for future recovery and recovery proposed over a period of up to two years in order to significantly mitigate the impact to customer bills. Additionally, SPS is not requesting recovery of associated financing costs in order to further limit the impact to our customers.
The following proceedings have been initiated:

Jurisdiction	Regulatory Status
Texas	SPS intends to file for a surcharge in the second quarter to recover fuel costs over 24 months with no financing charge. Prudence of fuel costs will be subject to review in SPS' upcoming fuel reconciliation case.
New Mexico	The NMPRC approved SPS' requested fuel mechanism variance to permit recovery over 24 months with no financing charge (subject to NMPRC review).

Public Utility Regulation
The FERC and state and local regulatory commissions regulate SPS. SPS is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in New Mexico and Texas.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. SPS requests changes in utility rates through commission filings. Changes in operating costs can affect SPS’ financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2021 New Mexico Electric Rate Case	$88	January 2021	Pending
2021 Texas Electric Rate Case	$143	February 2021	Pending
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $88 million. SPS' net rate increase to New Mexico customers is expected to be approximately $48 million, or 10%, as a result of offsetting fuel cost reductions and PTCs from the Sagamore wind project. PTCs are being credited to customers through the fuel clause.
The request is based on a historic test year ended Sept. 30, 2020, including expected capital additions through Feb. 28, 2021, a ROE of 10.35%, an equity ratio of 54.72% and retail rate base of approximately $1.9 billion.
The request includes the effect of approximately 400 MW of reduced peak load in 2021 from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk coal-fired power plant (from 2037 to 2032) and the coal handling assets at the Harrington facility (to 2024).
The procedural schedule is expected to be as follows:
•Staff and intervenor testimony — May 17, 2021.
•Rebuttal testimony — June 9, 2021.
•Deadline to file stipulation — June 23, 2021.
•Public hearing or hearing on stipulation — July 26 - Aug. 6, 2021.
•End of nine month suspension — Nov. 3, 2021.
A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities with original rate jurisdiction seeking an increase in base rates of approximately $143 million. SPS' net rate increase to Texas customers is expected to be approximately $74 million, or 9.2%, as a result of offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
The request is based on an ROE of 10.35%, an equity ratio of 54.60% (based on actual capital structure), a Texas retail rate base of approximately $3.3 billion and a historic test year based on the 12-month period ended Dec. 31, 2020.
The request includes the effect of losing approximately 400 MW from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk power plant (from 2037 to 2032) and the coal handling assets of the Harrington facility (to 2024).
The procedural schedule is expected to be as follows:
•Intervenor testimony — Aug. 13, 2021.
•Staff testimony — Aug. 20, 2021.
•Rebuttal testimony — Sept. 15, 2021.
•Public hearing — Oct. 18 - Oct. 28, 2021.
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
New Mexico FPPCAC Continuation — In December 2020, the Hearing Examiner recommended the NMPRC approve SPS’ request for the continued use of the FPPCAC and the reconciliation of its fuel costs for the reporting period (September 2015 through June 2019). Additionally, the Hearing Examiner recommended the NMPRC deny the proposed Annual Deferred Fuel Balance True-Up. The proposed true-up is designed to maintain the Deferred Fuel and Purchased Power balance within a bandwidth of plus or minus 5% of annual New Mexico fuel and purchased power costs. In February 2021, the NMPRC approved the Hearing Examiner’s recommended decision without modification.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, SPS believes, based on prior state commission practices, that the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2021, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2020, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

April 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)