Form 10-Q
period 2021-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2021-07-29
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $1.00 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Southwestern Public Service Company, a New Mexico corporation (SPS). SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LP&L	Lubbock Power and Light
LLC	Limited liability company
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating revenues	$498	$423	$1,432	$818

Operating expenses
Electric fuel and purchased power	252	199	945	386
Operating and maintenance expenses	71	58	142	128
Demand side management expenses	4	4	8	8
Depreciation and amortization	78	64	156	123
Taxes (other than income taxes)	18	18	39	40
Total operating expenses	423	343	1,290	685

Operating income	75	80	142	133

Other income (expense), net	—	—	1	(2)

Allowance for funds used during construction — equity	1	8	2	14

Interest charges and financing costs
Interest charges — includes other financing costs of $1 , $1, $2 and $2, respectively	29	25	59	50
Allowance for funds used during construction — debt	(1)	(3)	(1)	(6)
Total interest charges and financing costs	28	22	58	44

Income before income taxes	48	66	87	101
Income tax benefit	(20)	(6)	(39)	(13)
Net income	$68	$72	$126	$114

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$126	$114
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158	124
Deferred income taxes	(39)	11
Allowance for equity funds used during construction	(2)	(14)
Provision for bad debts	3	3
Changes in operating assets and liabilities:
Accounts receivable	(28)	(6)
Accrued unbilled revenues	(20)	(4)
Inventories	(16)	(16)
Prepayments and other	21	(4)
Accounts payable	6	4
Net regulatory assets and liabilities	(96)	(32)
Other current liabilities	1	(8)
Pension and other employee benefit obligations	(16)	(15)
Other, net	(2)	3
Net cash provided by operating activities	96	160

Investing activities
Utility capital/construction expenditures	(334)	(520)
Investments in utility money pool arrangement	(83)	(4)
Repayments from utility money pool arrangement	83	4
Net cash used in investing activities	(334)	(520)

Financing activities
Repayments of short-term borrowings, net	(250)	—
Proceeds from issuance of long-term debt, net	247	343
Borrowings under utility money pool arrangement	324	711
Repayments under utility money pool arrangement	(261)	(711)
Capital contributions from parent	304	436
Dividends paid to parent	(130)	(129)
Net cash provided by financing activities	234	650

Net change in cash, cash equivalents and restricted cash	(4)	290
Cash, cash equivalents and restricted cash at beginning of period	6	16
Cash, cash equivalents and restricted cash at end of period	$2	$306

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(54)	$(40)
Cash received for income taxes, net	17	5

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$39	$108
Inventory transfers to property, plant and equipment	6	14
Allowance for equity funds used during construction	2	14

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$2	$6
Accounts receivable, net	116	94
Accounts receivable from affiliates	11	9
Accrued unbilled revenues	135	114
Inventories	46	36
Regulatory assets	166	76
Derivative instruments	44	10
Prepaid taxes	7	18
Prepayments and other	10	20
Total current assets	537	383

Property, plant and equipment, net	7,756	7,603

Other assets
Regulatory assets	369	357
Derivative instruments	8	9
Operating lease right-of-use assets	478	492
Other	16	15
Total other assets	871	873
Total assets	$9,164	$8,859

Liabilities and Equity
Current liabilities
Short-term debt	$—	$250
Borrowings under utility money pool arrangement	63	—
Accounts payable	176	198
Accounts payable to affiliates	16	17
Regulatory liabilities	85	57
Taxes accrued	50	54
Accrued interest	31	29
Dividends payable to parent	55	54
Derivative instruments	4	4
Operating lease liabilities	29	28
Other	25	25
Total current liabilities	534	716

Deferred credits and other liabilities
Deferred income taxes	697	725
Regulatory liabilities	718	718
Asset retirement obligations	114	112
Derivative instruments	7	9
Pension and employee benefit obligations	27	42
Operating lease liabilities	449	463
Other	9	12
Total deferred credits and other liabilities	2,021	2,081

Commitments and contingencies
Capitalization
Long-term debt	3,012	2,764
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	3,094	2,790
Retained earnings	504	509
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,597	3,298
Total liabilities and equity	$9,164	$8,859
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2020	100	$—	$2,383	$502	$(1)	$2,884
Net income				72		72
Dividends declared to parent				(55)		(55)
Contributions of capital by parent			404			404
Balance at June 30, 2020	100	$—	$2,787	$519	$(1)	$3,305

Balance at March 31, 2021	100	$—	$3,094	$515	$(1)	$3,608
Net income				68		68
Dividends declared to parent				(79)		(79)
Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885
Net income				114		114
Dividends declared to parent				(130)		(130)
Contributions of capital by parent			436			436
Balance at June 30, 2020	100	$—	$2,787	$519	$(1)	$3,305

Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				126		126
Dividends declared to parent				(131)		(131)
Contributions of capital by parent			304			304
Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2021 and Dec. 31, 2020; the results of its operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2021 and 2020; and its cash flows for the six months ended June 30, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2021 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2020.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$126	$102
Less allowance for bad debts	(10)	(8)
Accounts receivable, net	$116	$94

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$28	$27
Fuel	18	9
Total inventories	$46	$36

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$9,418	$9,229
Plant to be retired (a)	308	316
CWIP	231	146
Total property, plant and equipment	9,957	9,691
Less accumulated depreciation	(2,201)	(2,088)
Property, plant and equipment, net	$7,756	$7,603
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
Money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$100	$100
Amount outstanding at period end	63	—
Average amount outstanding	6	43
Maximum amount outstanding	94	100
Weighted average interest rate, computed on a daily basis	0.02%	0.54%
Weighted average interest rate at period end	0.02	N/A
Commercial Paper — Commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$500	$500
Amount outstanding at period end	—	250
Average amount outstanding	—	44
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	1.11%
Weighted average interest rate at period end	N/A	0.29
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2021 and Dec. 31, 2020, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.

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
As of June 30, 2021, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$2	$498
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the six months ended June 30, 2021, SPS issued $250 million of 3.15% first mortgage bonds due 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$85	$85
C&I	201	164
Other	10	8
Total retail	296	257
Wholesale	118	82
Transmission	72	76
Other	2	—
Total revenue from contracts with customers	488	415
Alternative revenue and other	10	8
Total revenues	$498	$423

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$176	$158
C&I	389	333
Other	19	16
Total retail	584	507
Wholesale	676	155
Transmission	143	139
Other	5	1
Total revenue from contracts with customers	1,408	802
Alternative revenue and other	24	16
Total revenues	$1,432	$818

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Six Months Ended June 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.6	2.3
Decreases in tax from:
Wind PTCs	(61.6)	(26.7)
Plant regulatory differences (b)	(5.0)	(6.4)
Amortization of excess nonplant deferred taxes	(1.2)	(0.9)
Other (net)	(0.6)	(2.2)
Effective income tax rate	(44.8)%	(12.9)%
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
Additionally, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2021, SPS’ earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In April 2021, Texas began an audit of tax years 2016 - 2019. No material adjustments have been proposed.
Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the timing of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$3	$3
Unrecognized tax benefit — Temporary tax positions	4	4
Total unrecognized tax benefit	$7	$7
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(7)	$(6)

As the IRS audit resumes and state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
(Payable) receivable for interest related to unrecognized tax benefits at beginning of period	$(1)	$1
Interest expense related to unrecognized tax benefits	—	(2)
Payable for interest related to unrecognized tax benefits at end of period	$(1)	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2021 or Dec. 31, 2020.

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
If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of certain inputs to the value of FTRs between auction processes, including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of FTRs relative to the electric utility operations of SPS, the numerous unobservable quantitative inputs pertinent to the value of FTRs are immaterial to the financial statements of SPS.
Derivative Instruments Fair Value Measurements
SPS enters into derivative instruments, including forward contracts, for trading purposes and to manage risk in connection with changes in interest rates and electric utility commodity prices.
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of June 30, 2021, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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

Amounts in Millions (a)	June 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	18	5
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
At June 30, 2021, two of the eight most significant counterparties for these activities, comprising $13 million, or 36%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $24 million, or 64%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no gains or immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2021 and 2020, respectively.
Changes in the fair value of FTRs resulting in pre-tax net gains of $8 million and $10 million recognized for the three and six months ended June 30, 2021, respectively, which were reclassified as regulatory assets or liabilities. There were $3 million of pre-tax net losses recognized for the three and six months ended June 30, 2020, respectively, which were reclassified as a regulatory assets or liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $4 million and gains of $11 million were recognized for the three and six months ended June 30, 2021, respectively, and were recorded to electric fuel and purchased power. Settlement gains of $2 million and $5 million were recognized for the three and six months ended June 30, 2020, respectively and were recorded to electric fuel and purchases power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$41	$41	$—	$41	$—	$—	$7	$7	$—	$7
Total current derivative assets	$—	$—	$41	$41	$—	41	$—	$—	$7	$7	$—	7
PPAs (b)						3						3
Current derivative instruments						$44						$10
Noncurrent derivative assets
PPAs (b)						8						9
Noncurrent derivative instruments						$8						$9

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$7						$9
Noncurrent derivative instruments						$7						$9
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2021 and Dec. 31, 2020. At June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at April 1	$12	$16
Purchases	9	9
Settlements	(12)	(12)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	32	3
Balance at June 30	$41	$16

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$7	$12
Purchases	9	21
Settlements	(21)	(17)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities	46	—
Balance at June 30	$41	$16
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,012	$3,482	$2,764	$3,381
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3	$2	$—	$—
Interest cost (a)	4	5	—	—
Expected return on plan assets (a)	(8)	(7)	(1)	—
Amortization of net loss (a)	3	3	—	—
Net periodic benefit cost (credit)	$2	$3	$(1)	$—
Effects of regulation	1	—	—	—
Net benefit cost (credit) recognized for financial reporting	$3	$3	$(1)	$—

	Six Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	8	9	—	1
Expected return on plan assets (a)	(15)	(15)	(1)	(1)
Amortization of net loss (a)	7	7	—	—
Net periodic benefit cost (credit)	$5	$6	$(1)	$—
Effects of regulation	1	1	—	—
Net benefit cost (credit) recognized for financial reporting	$6	$7	$(1)	$—
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

9. Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to SPS’ financial position.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on SPS’ financial statements. Legal fees are generally expensed as incurred.
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
The hearing portion of this proceeding was concluded in September 2020. The initial post-hearing brief was filed in October 2020. On June 3, 2021, the Administrative Law Judge issued a recommended decision, subject to FERC approval, that supports that the GridLiance facilities are transmission facilities and eligible for rate recovery under the SPP OATT. The FERC will then rule on the judge’s decision and either sustain it, overturn it, or order further proceedings. SPS has incurred approximately $19 million in associated charges as of June 30, 2021.
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the ERCOT (expected in 2023) or, absent a move by LP&L to ERCOT, upon LP&L’s election. The settlement agreement requires LP&L to pay SPS $78 million (lump sum or annual installments), to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, following future rate cases.
Environmental
Manufactured Gas Plant, Landfill and Disposal Sites — SPS is remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$13	$12
Other operating leases (a)	1	1
Total operating lease expense (b)	$14	$13
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$26	$23
Other operating leases (a)	2	2
Total operating lease expense (b)	$28	$25
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$567	$57	$624
Interest component of obligation	(130)	(16)	(146)
Present value of minimum obligation	$437	$41	478
Less current portion			(29)
Noncurrent operating and finance lease liabilities			$449
VIEs
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at both June 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for SPS is omitted per conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instruction H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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

Results of Operations
SPS’ net income was approximately $126 million for the six months ended June 30, 2021 compared with approximately $114 million for the prior year, reflecting higher electric margin (capital investment recovery and regulatory outcomes), partially offset by increased depreciation and O&M expenses.
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
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Electric revenues (a)	$1,432	$818
Electric fuel and purchased power (a)	(945)	(386)
Electric margin	$487	$432
(a)The increase in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri, resulting in higher fuel prices, as well as additional long-term energy and SPP market purchases.
Changes in electric margin:

(Millions of Dollars)	Six Months Ended June 30, 2021 vs. 2020
Regulatory rate outcomes (Texas and New Mexico)	$45
Sales and demand	10
Wholesale transmission revenue (net)	9
Proprietary commodity trading, net of sharing - Winter Storm Uri	4
PTCs flowed back to customers (offset by lower ETR)	(27)
Other (net)	14
Total increase in electric margin	$55
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $33 million, or 26.8%, year-to-date. The increase was primarily due to the Sagamore wind farm being placed in service in December 2020, in addition to system expansion. The increase is also due to new FERC transmission rates applied in March 2020 and implementation of new depreciation rates in both New Mexico and Texas as part of regulatory outcomes in 2020.
O&M Expenses — O&M expenses increased $14 million, or 10.9%, year-to-date. The increase was primarily due to expenses related to new wind farms and software infrastructure & security costs, partially offset by continuous improvement initiatives. Timing impacts also occurred throughout 2020 due to cost control initiatives to mitigate the adverse impact of COVID-19 on sales.
AFUDC, Equity and Debt — AFUDC decreased $17 million for the first six months of 2021, primarily due to construction of the Sagamore wind farm and various transmission construction projects during 2020.
Income Taxes — Income tax benefit increased $26 million for the first six months of 2021. The increase was primarily driven by an increase in wind PTCs. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
See Note 6 to the financial statements for further information.

Other
Winter Storm Uri
In February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity.

As a result of the extremely high market prices, SPS incurred net natural gas, fuel and purchased energy costs of approximately $100 million (largely deferred as regulatory assets) in the first quarter. Certain energy transactions are subject to final/settlement calculation adjustments, including the impacts of credit losses shared among market participants.
Regulatory Overview — SPS has electric fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to two years to significantly mitigate the impact to customer bills.
The following proceedings have been initiated:

Jurisdiction	Regulatory Status
Texas	SPS filed for a surcharge in the second quarter to recover $62 million in fuel costs over 24 months, subject to revision due to re-settlements. Prudence of costs will be subject to review in SPS' upcoming fuel reconciliation case.
New Mexico	The NMPRC approved SPS' request to recover $26 million of fuel costs over 24 months with no financing charge, subject to revision due to re-settlements and NMPRC review.
Supply Chain and Capital Expenditures
SPS’ ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. The Company continues to monitor the availability of materials and seek alternative suppliers as necessary.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2021 New Mexico Electric Rate Case	$88	January 2021	Pending
2021 Texas Electric Rate Case	$143	February 2021	Pending
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC seeking an increase in base rates of approximately $88 million. SPS' net rate increase to New Mexico customers is expected to be approximately $48 million, or 10%, as a result of the offsetting fuel cost reductions and PTCs from the Sagamore wind project. PTCs are credited to customers through the fuel clause. In June 2021, SPS revised its requested base rate increase to $84 million.
The request was based on a historic test year ended Sept. 30, 2020, including expected capital additions through Feb. 28, 2021, a ROE of 10.35%, an equity ratio of 54.72% and a retail rate base of approximately $1.9 billion.
In June 2021, SPS and various parties filed an uncontested comprehensive stipulation, which includes:
•Base rate revenue increase of $62 million.
•ROE of 9.35% for purposes of filings related to (1) the Hale and Sagamore wind projects; and (2) reconciliation of the settlement revenue requirement.
•Equity ratio of 54.72%.
•Increase in depreciation expense of $6 million. This includes a change in the depreciable lives of the Tolk power plant to 2032 and coal handling assets at the Harrington facility to 2024.
A public hearing is scheduled for July 26 - Aug. 6, 2021. A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $143 million. SPS' net rate increase to Texas customers is expected to be approximately $74 million, or 9.2%, as a result of the offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
The request is based on a ROE of 10.35%, an equity ratio of 54.60%, a rate base of approximately $3.3 billion and a historic test year based on the 12-month period ended Dec. 31, 2020.
The request includes the effect of losing approximately 400 MW from a wholesale transmission customer and changes to depreciation lives of SPS’ Tolk power plant (from 2037 to 2032) and coal handling assets at the Harrington facility (to 2024).
Procedural schedule expected to be as follows:
•Intervenor testimony — Aug. 13, 2021.
•Staff testimony — Aug. 20, 2021.
•Rebuttal testimony — Sept. 15, 2021.
•Public hearing — Oct. 18 - Oct. 28, 2021.
The PUCT set current rates as temporary as of March 15, 2021. Once final rates are approved, a surcharge will be requested from March 15, 2021 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2022.
New Mexico Integrated Resource Plan — In July 2021, SPS filed an IRP with the NMPRC, as required every three years. SPS is forecasting sufficient resources through 2025. A projected capacity deficit was identified totaling approximately 174 MW in 2031, increasing to 4,194 MW by 2041.

SPS has provided a number of alternatives, including a proposed portfolio of resources incorporating the addition of wind generation, solar generation, firm and dispatchable peaking generation, and purchased power agreements. SPS will continue to evaluate other options including energy storage and emerging technologies, taking into consideration cost-effectiveness. The IRP is subject to public comment and potential public hearings and will ultimately be reviewed by the NMPRC for approval.

Environmental
Affordable Clean Energy
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
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our results of operations, financial condition or cash flows. SPS will continue to monitor these regulatory developments and their potential impact on its operations

ITEM 4 — CONTROLS AND PROCEDURES
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
As of June 30, 2021, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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
For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on SPS’ financial statements. Legal fees are generally expensed as incurred.
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

Southwestern Public Service Company

July 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)