Form 10-Q
period 2021-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2021-10-28
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2021
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
LP&L	Lubbock Power and Light
LLC	Limited liability company
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Operating revenues	$575	$615	$2,007	$1,434

Operating expenses
Electric fuel and purchased power	250	240	1,195	627
Operating and maintenance expenses	66	78	208	207
Demand side management expenses	5	5	13	12
Depreciation and amortization	71	100	227	223
Taxes (other than income taxes)	20	29	59	68
Total operating expenses	412	452	1,702	1,137

Operating income	163	163	305	297

Other income (expense), net	—	—	1	(2)

Allowance for funds used during construction — equity	1	10	3	24

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1, $3 and $3, respectively	28	39	87	89
Allowance for funds used during construction — debt	—	(4)	(1)	(10)
Total interest charges and financing costs	28	35	86	79

Income before income taxes	136	138	223	240
Income tax expense (benefit)	2	11	(37)	(2)
Net income	$134	$127	$260	$242

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2021	2020
Operating activities
Net income	$260	$242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	229	225
Deferred income taxes	(31)	25
Allowance for equity funds used during construction	(3)	(24)
Provision for bad debts	6	5
Changes in operating assets and liabilities:
Accounts receivable	(66)	(31)
Accrued unbilled revenues	(20)	(4)
Inventories	(14)	(24)
Prepayments and other	21	(14)
Accounts payable	6	(3)
Net regulatory assets and liabilities	(113)	(96)
Other current liabilities	19	15
Pension and other employee benefit obligations	(16)	(15)
Other, net	(2)	3
Net cash provided by operating activities	276	304

Investing activities
Utility capital/construction expenditures	(446)	(845)
Investments in utility money pool arrangement	(83)	(4)
Repayments from utility money pool arrangement	83	4
Net cash used in investing activities	(446)	(845)

Financing activities
Repayments of short-term borrowings, net	(232)	—
Proceeds from issuance of long-term debt, net	247	343
Borrowings under utility money pool arrangement	539	721
Repayments under utility money pool arrangement	(439)	(711)
Capital contributions from parent	304	435
Dividends paid to parent	(254)	(257)
Net cash provided by financing activities	165	531

Net change in cash, cash equivalents and restricted cash	(5)	(10)
Cash, cash equivalents and restricted cash at beginning of period	6	16
Cash, cash equivalents and restricted cash at end of period	$1	$6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(75)	$(69)
Cash received for income taxes, net	19	4

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$39	$111
Inventory transfers to property, plant and equipment	6	22
Allowance for equity funds used during construction	3	24

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$1	$6
Accounts receivable, net	149	94
Accounts receivable from affiliates	12	9
Accrued unbilled revenues	134	114
Inventories	44	36
Regulatory assets	173	76
Derivative instruments	40	10
Prepaid taxes	3	18
Prepayments and other	16	20
Total current assets	572	383

Property, plant and equipment, net	7,790	7,603

Other assets
Regulatory assets	394	357
Derivative instruments	7	9
Operating lease right-of-use assets	471	492
Other	14	15
Total other assets	886	873
Total assets	$9,248	$8,859

Liabilities and Equity
Current liabilities
Short-term debt	$18	$250
Borrowings under utility money pool arrangement	100	—
Accounts payable	182	198
Accounts payable to affiliates	14	17
Regulatory liabilities	84	57
Taxes accrued	59	54
Accrued interest	38	29
Dividends payable to parent	53	54
Derivative instruments	4	4
Operating lease liabilities	29	28
Other	26	25
Total current liabilities	607	716

Deferred credits and other liabilities
Deferred income taxes	714	725
Regulatory liabilities	712	718
Asset retirement obligations	115	112
Derivative instruments	7	9
Pension and employee benefit obligations	26	42
Operating lease liabilities	441	463
Other	8	12
Total deferred credits and other liabilities	2,023	2,081

Commitments and contingencies
Capitalization
Long-term debt	3,012	2,764
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	3,091	2,790
Retained earnings	516	509
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,606	3,298
Total liabilities and equity	$9,248	$8,859
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2021 and 2020
Balance at June 30, 2020	100	$—	$2,787	$519	$(1)	$3,305
Net income				127		127
Dividends declared to parent				(136)		(136)
Balance at Sept. 30, 2020	100	$—	$2,787	$510	$(1)	$3,296

Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597
Net income				134		134
Dividends declared to parent				(122)		(122)
Contributions of capital by parent			(3)			(3)
Balance at Sept. 30, 2021	100	$—	$3,091	$516	$(1)	$3,606

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885
Net income				242		242
Dividends declared to parent				(267)		(267)
Contributions of capital by parent			436			436
Balance at Sept. 30, 2020	100	$—	$2,787	$510	$(1)	$3,296

Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				260		260
Dividends declared to parent				(253)		(253)
Contributions of capital by parent			301			301
Balance at Sept. 30, 2021	100	$—	$3,091	$516	$(1)	$3,606

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2021 and Dec. 31, 2020; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2021 and 2020; and SPS’ cash flows for the nine months ended Sept. 30, 2021 and 2020.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$160	$102
Less allowance for bad debts	(11)	(8)
Accounts receivable, net	$149	$94

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$29	$27
Fuel	15	9
Total inventories	$44	$36

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$9,439	$9,229
Plant to be retired (a)	303	316
CWIP	285	146
Total property, plant and equipment	10,027	9,691
Less accumulated depreciation	(2,237)	(2,088)
Property, plant and equipment, net	$7,790	$7,603
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
Money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$100	$100
Amount outstanding at period end	100	—
Average amount outstanding	78	43
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.05%	0.54%
Weighted average interest rate at period end	0.05	N/A
Commercial Paper — Commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$500	$500
Amount outstanding at period end	18	250
Average amount outstanding	1	44
Maximum amount outstanding	18	250
Weighted average interest rate, computed on a daily basis	0.15%	1.11%
Weighted average interest rate at period end	0.13	0.29
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both Sept. 30, 2021 and Dec. 31, 2020, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.

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
As of Sept. 30, 2021, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$20	$480
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the nine months ended Sept. 30, 2021, SPS issued $250 million of 3.15% first mortgage bonds due May 1, 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$126	$121
C&I	241	219
Other	11	13
Total retail	378	353
Wholesale	109	109
Transmission	75	74
Other	2	1
Total revenue from contracts with customers	564	537
Alternative revenue and other	11	78
Total revenues	$575	$615

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$302	$278
C&I	631	552
Other	30	30
Total retail	963	860
Wholesale	785	264
Transmission	218	212
Other	6	3
Total revenue from contracts with customers	1,972	1,339
Alternative revenue and other	35	95
Total revenues	$2,007	$1,434

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.4
Decreases in tax from:
Wind PTCs	(32.9)	(15.6)
Plant regulatory differences (b)	(4.9)	(6.2)
Amortization of excess nonplant deferred taxes	(1.1)	(0.8)
Other (net)	(1.2)	(1.6)
Effective income tax rate	(16.6)%	(0.8)%
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
Federal Audits — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$4	$3
Unrecognized tax benefit — Temporary tax positions	4	4
Total unrecognized tax benefit	$8	$7

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(7)	$(6)
As the Internal Revenue Service audit resumes and state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
(Payable) receivable for interest related to unrecognized tax benefits at beginning of period	$(1)	$1
Interest expense related to unrecognized tax benefits	—	(2)
Payable for interest related to unrecognized tax benefits at end of period	$(1)	$(1)
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

Amounts in Millions (a)	Sept. 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	12	5
(a)Amounts are not reflective of net positions in the underlying commodities.

Consideration of Credit Risk and Concentrations — SPS continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts, prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the balance sheets.
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
At Sept. 30, 2021, two of the eight most significant counterparties for these activities, comprising $11 million, or 29%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $27 million, or 70%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no gains or immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and nine months ended Sept. 30, 2021 and 2020.
Changes in the fair value of FTRs resulting in pre-tax net gains of $5 million and $15 million recognized for the three and nine months ended Sept. 30, 2021, respectively, which were reclassified as regulatory assets or liabilities. There were $3 million and $5 million of pre-tax net losses recognized for the three and nine months ended Sept. 30, 2020, respectively, which were reclassified as a regulatory assets or liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $4 million and gains of $13 million were recognized for the three and nine months ended Sept. 30, 2021, respectively, and were recorded to electric fuel and purchased power. Settlement gains of $2 million and $4 million were recognized for the three and nine months ended Sept. 30, 2020, respectively and were recorded to electric fuel and purchases power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2021 and 2020.
Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$37	$37	$—	$37	$—	$—	$7	$7	$—	$7
Total current derivative assets	$—	$—	$37	$37	$—	37	$—	$—	$7	$7	$—	7
PPAs (b)						3						3
Current derivative instruments						$40						$10
Noncurrent derivative assets
PPAs (b)						7						9
Noncurrent derivative instruments						$7						$9

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$7						$9
Noncurrent derivative instruments						$7						$9
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2021 and Dec. 31, 2020. At Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2021 and 2020:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at July 1	$41	$16
Purchases	2	—
Settlements	(18)	(1)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities	12	(4)
Balance at Sept. 30	$37	$11

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$7	$12
Purchases	11	21
Settlements	(39)	(18)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities	58	(4)
Balance at Sept. 30	$37	$11
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,012	$3,478	$2,764	$3,381
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3	$2	$—	$—
Interest cost (a)	3	5	—	—
Expected return on plan assets (a)	(7)	(7)	—	—
Amortization of net loss (a)	4	3	—	—
Net periodic benefit cost	$3	$3	$—	$—
Effects of regulation	(1)	—	—	—
Net benefit cost recognized for financial reporting	$2	$3	$—	$—

	Nine Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$7	$—	$—
Interest cost (a)	11	13	—	1
Expected return on plan assets (a)	(22)	(22)	(1)	(1)
Amortization of net loss (a)	11	10	—	—
Net periodic benefit cost (credit)	$8	$8	$(1)	$—
Effects of regulation	—	2	—	—
Net benefit cost (credit) recognized for financial reporting	$8	$10	$(1)	$—
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on SPS’ financial statements. Legal fees are generally expensed as incurred.
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
In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. In August 2021, the D.C. Circuit issued a decision denying these appeals and upholding the FERC’s orders. Refunds received by SPS are expected to be given back to SPS customers through future rates.

In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. FERC has asked that this appeal be stayed until early 2022, in order to provide FERC with time to issue an order on SPS’ April 2018 rehearing request. The D.C. Circuit appeal may resume after that FERC order is issued.
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
The hearing portion of this proceeding was concluded in September 2020. The initial post-hearing brief was filed in October 2020. On June 3, 2021, the Administrative Law Judge issued a recommended decision, subject to FERC approval, that supports that the GridLiance facilities are transmission facilities and eligible for rate recovery under the SPP OATT. SPS filed a brief on exceptions to this decision, asking FERC to discard the judge’s recommendation and deny the proposed GridLiance rate recovery. The matter is now pending with FERC, which will rule on the judge’s decision and either sustain it, overturn it, or order further proceedings. SPS has incurred approximately $20 million in associated charges as of Sept. 30, 2021.
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the ERCOT (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (lump sum or annual installments), to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, SPS would prospectively discontinue charging its current 50 basis point ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.
Environmental
Manufactured Gas Plant, Landfill and Disposal Sites — SPS is remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	—	1
Total operating lease expense (b)	$13	$14
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$40	$35
Other operating leases (a)	2	3
Total operating lease expense (b)	$42	$38
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$555	$56	$611
Interest component of obligation	(125)	(16)	(141)
Present value of minimum obligation	$430	$40	470
Less current portion			(29)
Noncurrent operating and finance lease liabilities			$441
VIEs
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Sept. 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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
Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP.
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

Results of Operations
SPS’ net income was approximately $260 million for the nine months ended Sept. 30, 2021 compared with approximately $242 million for the prior year, reflecting higher electric margin (capital investment recovery and regulatory outcomes), partially offset by decreased AFUDC.
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

Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Electric revenues (a)	$2,007	$1,434
Electric fuel and purchased power (a)	(1,195)	(627)
Electric margin	$812	$807
(a)The increase in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri, resulting in higher fuel prices, as well as additional long-term energy sales/purchases market adjustments and SPP transactions.
Changes in electric margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Regulatory rate outcomes (Texas and New Mexico)	$63
Sales and demand	20
Wholesale transmission revenue (net)	11
Texas 2019 rate case surcharge (a)	(70)
PTCs flowed back to customers (offset by lower ETR)	(34)
Other (net)	15
Total increase in electric margin	$5
(a)Impact to electric margin is due to the Texas rate case outcome, which was recognized in the third quarter of 2020 and was largely offset by recognition of previously deferred costs.
Non-Fuel Operating Expense and Other Items
AFUDC, Equity and Debt — AFUDC decreased $30 million year-to-date, primarily due to construction of the Sagamore wind farm.
Income Taxes — Income tax benefit increased $35 million for the first nine months of 2021. The increase was primarily driven by an increase in wind PTCs. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
See Note 6 to the financial statements for further information.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, SPS incurred net natural gas, fuel and purchased energy costs of approximately $100 million (largely deferred as regulatory assets) in the first quarter.
Regulatory Overview — SPS has electric fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to two years to significantly mitigate the impact to customer bills.

Proceedings initiated:

Jurisdiction	Regulatory Status
Texas	As part of the Texas fuel surcharge filing, SPS filed for recovery of $76 million, over 24 months, in under-collected purchased power and fuel costs through March 2021, subject to revision due to re-settlements. Of this amount, $62 million was attributed to Winter Storm Uri.

In the third quarter, SPS filed a supplemental application and testimony to recover an additional $26 million in under-collected purchased power and fuel costs through June 2021 resulting primarily from SPP resettlements and continued increases in natural gas prices. The proposed recovery remains over 24 months beginning in February 2022.

In October 2021, intervenors proposed a $10 million disallowance of Winter Storm Uri off-system sales margin in addition to recommending an extended recovery period. A public hearing is scheduled to begin on Nov. 1, 2021, with a final PUCT decision expected in early 2022.
New Mexico	The NMPRC approved SPS' request to recover $26 million of fuel costs over 24 months with no financing charge, subject to NMPRC review.
Supply Chain and Capital Expenditures
SPS’ ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. SPS continues to monitor the availability of materials and seek alternative suppliers as necessary.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate SPS. SPS is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in New Mexico and Texas.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. SPS requests changes in utility rates through commission filings. Changes in operating costs can affect SPS’ financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of SPS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2021 New Mexico Electric Rate Case	$62	June 2021	Pending
2021 Texas Electric Rate Case	$140	February 2021	Pending
Additional Information:
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC with a current requested base rate increase of approximately $84 million.
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
The stipulation is subject to NMPRC approval. A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2021.
2021 Texas Electric Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities. The current request is seeking an increase in base rates of approximately $140 million. SPS’ net rate increase to Texas customers is expected to be approximately $71 million, or 9.2%, as a result of the offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
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
In October 2021, the scheduled hearings were abated to continue progress on a potential rate case settlement between SPS and various intervenors.
Once final rates are approved, a surcharge will be requested from March 15, 2021 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. SPS will continue to monitor these regulatory developments and their potential impact on its operations.

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

Southwestern Public Service Company

October 28, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)