Form 10-K
period 2021-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2022-02-23
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 23, 2022, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 5, 2022. Such information set forth under such heading is incorporated herein by this reference hereto.
Southwestern Public Service Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by SPS. SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
BART	Best available retrofit technology
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DSM	Demand side management
ELG	Effluent limitations guidelines
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
Fifth Circuit	United States Court of Appeals for the Fifth Circuit
FTR	Financial transmission right

GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ISO	Independent System Operators
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations to the use of natural gas as an energy source.

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

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$9.3 billion
Rate Base (estimated)	$6.4 billion
ROE (net income / average stockholder's equity)	9.22%
Electric generating capacity	5,249 MW
Electric transmission lines (conductor miles)	40,754 miles
Electric distribution lines (conductor miles)	22,651 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 29,900 (millions of KWh), 0.4 million customers and electric revenues of $2,465 (millions of dollars) for 2021.

Retail Sales/Revenue Statistics (a)

	2021		2020
KWH sales per retail customer	51,872		51,694
Revenue per retail customer	$3,469		$2,925
Residential revenue per KWh	11.56	¢	9.77	¢
Large C&I revenue per KWh	4.53	¢	3.65	¢
Small C&I revenue per KWh	8.08	¢	6.99	¢
Total retail revenue per KWh	6.69	¢	5.66	¢
(a) See Note 6 to the financial statements for further information.
Owned and Purchased Energy Generation — 2021
Electric Energy Sources
Total electric energy generation by source (including energy market purchases) for the year ended Dec. 31, 2021:

*Distributed generation from the Solar*Rewards® program is not included (approximately 5 million KWh for 2021).

Carbon–Free
SPS’ carbon–free energy portfolio includes wind and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2021:

Wind
Owned — Owned and operated wind farms with corresponding capacity:

2021		2020
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
2	984 MW	2	967 MW
(a)Summer 2021 net dependable capacity.
(b)Summer 2020 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2021		2020
PPAs	Range	PPAs	Range
17	1 MW — 250 MW	18	1 MW — 250 MW
Capacity — Wind capacity:

2021	2020
2,548 MW	2,535 MW

Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2021	2020
$17	$17
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2021	2020
$27	$26
Solar
Solar energy PPAs:

Type	Capacity (MW)
Distributed Generation	15
Utility-Scale	192
Total	207
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2021	2020
$61	$59
Fossil Fuel
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 2,100 MW of total 2021 net summer dependable capacity.
Approved early coal plant retirements:

Year	Plant Unit	Capacity
2024	Harrington (a)	1,018 MW
(a)Reflects expected conversion from coal to natural gas following the TCEQ order that Harrington cease use of coal fuel by Jan. 1, 2025, pending PUCT and NMPRC review.

Proposed
Year	Plant Unit	Capacity (MW)
2034	Tolk 1	532
2034	Tolk 2	535
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal
	Cost	Percent
2021	$2.07	66%
2020	2.28	40
Natural Gas
SPS has eight natural gas plants with approximately 2,200 MW of total 2021 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2021 (a)	$6.72	34%
2020	1.43	60
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2021		2020
4,054	Aug. 9	4,195	July 14
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. SPS owns more than 40,000 conductor miles of transmission lines across its service territory.
Transmission projects completed in 2021 include:

Project	Miles	Size
Roadrunner-China Draw	41	345 KV
Notable upcoming projects:

Project	Miles	Size (KV)	Completion Date
Tolk Plant Substation
Bus Reconfiguration	n/a	345, 230	2022
Twist to Wilco Line	4	115	2024
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. SPS has a vast distribution network, owning and operating approximately 23,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Governmental Regulations
Public Utility Regulation
See Item 7 for discussion of public utility regulation.
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid and hazardous wastes or substances. Certain SPS activities require registrations, permits, licenses, inspections and approvals from these agencies. SPS has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities strive to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine what additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have.
SPS must comply with emission levels that may require the purchase of emission allowances.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. SPS has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision is now before the U.S. Supreme Court, where the Court is expected to rule on the nature and extent of the EPA’s GHG regulatory authority. If any new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
In October 2020, the TCEQ approved an agreement that SPS will convert the Harrington plant from coal to natural gas by Jan. 1, 2025. This conversion is necessary to attain Federal Clean Air Act standards for emissions of SO2.
SPS seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.
Emerging Environmental Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention from environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. SPS will continue to monitor these regulatory developments and their potential impact on its operations.
Other
Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. In addition, the Company is subject to other government regulations impacting such matters as labor, competition, data privacy, etc. Based on information to date and because our policies and business practices are designed to comply with all applicable laws, we do not believe the effects of compliance on our operations, financial condition or cash flows are material.

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
FERC Order No. 1000 established competition for ownership of certain new electric transmission facilities under Federal regulations. Some states have state laws that allow the incumbent a Right of First Refusal to own these transmission facilities.
FERC Order 2222 requires that RTO and ISO markets allow participation of aggregations of distributed energy resources. This order is expected to incentivize distributed energy resource adoption, however implementation is expected to vary by RTO/ISO and the near, medium, and long-term impacts of Order 2222 remain unclear.
SPS has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power, such as municipalization. No municipalization activities are occurring presently.
While facing these challenges, SPS believes its rates and services are competitive with alternatives currently available.

Employees
As of Dec. 31, 2021, SPS had 1,099 full-time employees and one part-time employee, of which 736 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes SPS, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that we file with the SEC. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.
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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental and security risks.
The overall oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of SPS. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks.
Operational Risks
Our electric generation, transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses. Our natural gas transmission activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. We maintain insurance against most, but not all, of these risks and losses to employees, third-party contractors, customers or the public. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential loss of reputation.
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
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation).
Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact project plans. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, SPS is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, SPS cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such programs and procedures are not effective, SPS’ results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
In 2021, the competition for talent has become increasingly intense as a result of the ongoing “great resignation”, and we may experience increased employee turnover due to this tightening labor market. In addition, specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.

Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or other misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our supplier Code of Conduct. SPS does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2021, 2020 and 2019 we paid $310 million, $313 million and $333 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for SPS is imposed by its state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends that SPS can pay Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs use of historic test years, elimination or riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.

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
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, PJM Interconnection, LLC, Midcontinent Independent System Operator, Inc. and the Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2021, Xcel Energy Inc. and its utility subsidiaries had approximately $21.8 billion of long-term debt and $1.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2021, Xcel Energy had guarantees outstanding with a $1 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $59 million at Dec. 31, 2021 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
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
The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic; the duration and magnitude of business restrictions (domestically and globally); the potential shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; re-shutdowns, if any, and the level and pace of economic recovery.
Although the financial impact of the pandemic on our financial results has largely been mitigated, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows. SPS participates in GridEx, which is the largest grid security exercise in North America. These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operation.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. In April 2021, ahead of the United Nations Climate Change Conference in Glasgow, the Biden Administration committed the U.S. to a Nationally Determined Contribution of 50-52% net GHG emissions reduction economy-wide from 2005 levels. This commitment and other agreements made in Glasgow could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
Many states and localities continue to pursue their own climate policies. The steps SPS has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
The continued use of natural gas for power generation has increasingly become a public policy advocacy target. These efforts may result in a limitation of natural gas as an energy source for power generation, which could impact our ability to reliably and affordably serve our customers.
In recent years, there have been various local and state agency proposals within and outside our service territories that would attempt to restrict the use and availability of natural gas. If such policies were to prevail, we may be forced to make new resource investment decisions which could potentially result in stranded costs if we are not able to fully recover costs and investments and impact the overall reliability of our service.
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
We have committed to a number of long-term climate change goals, which in part are dependent on future technologies not currently in existence. Given the long-term nature of these goals, there is an inherent uncertainty due to internal and external factors regarding our ability to achieve our stated climate change goals. To the extent climate change goals are not met, this could negatively impact our reputation and potentially result in financial risk.
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
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if SPS was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2021	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1957 - 1965	225
Harrington-Amarillo, TX, 3 Units (b)	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 4 Units	Natural Gas	1952 - 1964	298
Tolk-Muleshoe, TX, 2 Units (d)	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	477	(c)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(c)
		Total	5,249
(a)Summer 2021 net dependable capacity.
(b)    Harrington is expected to be converted to natural gas by the end of 2024.
(c)     Values disclosed are the generation levels at the point-of-interconnection for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(d)    Tolk Unit 1 and 2 are proposed to be retired in 2034.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2021:

Conductor Miles
Transmission
500 KV	—
345 KV	11,688
230 KV	9,763
161 KV	—
138 KV	—
115 KV	14,880
Less than 115 KV	4,423
Total Transmission	40,754

Distribution
Less than 115 KV	22,651

Total	63,405
SPS had 458 electric utility transmission and distribution substations at Dec. 31, 2021.
Natural gas utility mains at Dec. 31, 2021:

Miles
Transmission	20

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.
The dividends declared during 2021 and 2020 were as follows:

(Millions of Dollars)	2021	2020
First quarter	$52	$76
Second quarter	79	55
Third quarter	123	136
Fourth quarter	60	54

ITEM 6 — [RESERVED]

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP.
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
We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the years ended Dec. 31, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2021 Comparison with 2020
SPS’ net income was $318 million for 2021, compared with net income of $295 million for 2020. The increase was primarily due to capital investment recovery, other regulatory outcomes and higher sales and demand, partially offset by decreased AFUDC.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal. However, these price fluctuations generally have minimal impact on earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2021	2020
Electric revenues	$2,465	$1,870
Electric fuel and purchased power	(1,432)	(835)
Electric margin	$1,033	$1,035

Changes in Electric Margin

(Millions of Dollars)	2021 vs. 2020
Texas 2019 rate case surcharge (a)	$(70)
PTCs flowed back to customers (offset by lower ETR)	(45)
Wholesale transmission revenue (net)	14
Sales and demand	23
Regulatory rate outcomes (Texas and New Mexico)	63
Other (net)	13
Total decrease in electric margin	$(2)
(a)Impact is due to the Texas rate case outcome, which resulted in a revenue increase that was recognized in the third quarter of 2020 (largely offset by recognition of previously deferred costs).
Non-Fuel Operating Expense and Other Items
AFUDC, Equity and Debt — AFUDC decreased $41 million year-to-date, primarily due to the Sagamore wind farm being placed in service at the end of 2020.
Income Taxes — Income tax benefit increased $49 million for 2021. The increase was primarily driven by an increase in wind PTCs. Wind PTCs are generally credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, SPS incurred net natural gas, fuel and purchased energy costs of approximately $100 million (largely deferred as regulatory assets).
Regulatory Overview — Xcel Energy has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February 2021 cost increases for future recovery and sought recovery of the cost increases over a period of up to 30 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers.
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

In November 2021, the Administrative Law Judge abated the hearing schedule to allow the parties to continue settlement negotiations.

In December 2021, SPS filed its triennial Fuel Reconciliation, under which the PUCT will consider prudence of SPS’ fuel costs for the period July 2018 - June 2021, including Winter Storm Uri.

In January 2022, SPS and other parties filed a stipulation/motion for interim rates. The filing covers all fuel under-collections occurring between January 2020 and August 2021, totaling $121 million. The settlement does not address the prudence of Winter Storm Uri costs nor the retention of $11 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision. Interim rates, designed to collect up to $110 million over a period of 30 months, will begin on Feb. 1, 2022.

New Mexico	In March 2021, the NMPRC approved SPS' request to recover $26 million of fuel costs over 24 months with no financing charge, subject to NMPRC review.

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

SPP RTO and SPP Integrated and Wholesale Markets	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP integrated and wholesale markets. SPS is authorized to make wholesale electric sales at market-based prices.
Recovery Mechanisms

Mechanism	Additional Information
Distribution Cost Recovery Factor	Recovers distribution costs not included in rates in Texas.
Energy Efficiency Cost Recovery Factor	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Power Cost Recovery Factor	Allows recovery of purchased power costs not included in Texas rates.
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
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
In June 2021, SPS and various parties filed an uncontested stipulation with the NMPRC, which reflected a $62 million rate increase, a change in the depreciation life of the Tolk coal plant to 2032, an equity ratio of 54.72% and ROE of 9.35% for reconciliation statements and determining the revenue requirements for the Sagamore and Hale wind projects. In December 2021, the Hearing Examiner issued a recommendation that the NMPRC approve the rate case settlement agreement without modification.
On Feb. 2, 2022, the NMPRC voted 3-2 to reject the uncontested stipulation as filed. The NMPRC then approved a modified settlement, which would maintain the proposed revenue requirement increase of $62 million, but would adjust the class cost allocation such that all rate classes would have a uniform increase of 4.89%. The NMPRC required the parties to either file their acceptance or opposition to the modified settlement.
On Feb. 9, 2022, the signatories informed the NMPRC they did not unanimously support the modifications. Accordingly, the Hearing Examiner will issue a procedural order for further proceedings on SPS’ originally filed application.
On Feb. 10, 2022, SPS filed a motion requesting the NMPRC either approve the original settlement or approve the modified settlement.
On Feb. 16, 2022, the NMPRC voted to reconsider its order and voted 3-2 to approve the stipulation without modification. New rates will go into effect on Feb. 26, 2022.
2021 Texas Rate Case — In February 2021, SPS filed an electric rate case with the PUCT and its municipalities, seeking an increase in base rates of approximately $140 million. SPS’ proposed net rate increase to Texas customers was approximately $71 million, or 9.2%, as a result of the offsetting $69 million in fuel cost reductions and PTCs from the Sagamore wind project.
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
On Jan. 26, 2022, SPS and intervenors filed a blackbox settlement. Key terms include:
•A base rate increase of approximately $89 million effective back to March 15, 2021.
•A 9.35% ROE and 7.01% weighted average cost of capital for AFUDC purposes only.
•The depreciation lives for Tolk moved up to 2034 and Harrington coal assets moved up to 2024.
In February 2022, the ALJ issued an order approving interim rates to be effective on March 1, 2022. A PUCT decision is expected in the first quarter of 2022.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, SPS would prospectively discontinue charging their current 50 basis point ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.
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

Natural Gas
SPS does not provide retail natural gas service, but purchases and transports natural gas for its generation facilities and operates limited natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines. SPS is subject to the jurisdiction of the FERC with respect to natural gas transactions in interstate commerce and the PHMSA and PUCT for pipeline safety compliance.
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
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would have a $2 million and $3 million impact on pretax interest expense annually in 2021 and 2020, respectively.
Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $3 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $3 million. At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $1 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $1 million.
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
Commodity Derivatives — SPS monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. Given the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2021.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2021.
See Note 8 to the financial statements for further information.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-1 for an index of financial statements included herein.
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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2021, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2022	Feb. 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southwestern Public Service Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2021 and 2020, the related statements of income, comprehensive income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the financial statements.
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
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural schedules and memorandums, filings made by intervenors, experts’ testimony and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2022

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating revenues	$2,465	$1,870	$1,826

Operating expenses
Electric fuel and purchased power	1,432	835	875
Operating and maintenance expenses	271	275	285
Demand side management expenses	17	16	17
Depreciation and amortization	300	295	230
Taxes (other than income taxes)	79	90	72
Total operating expenses	2,099	1,511	1,479

Operating income	366	359	347

Other income (expense), net	1	(2)	2
Allowance for funds used during construction — equity	4	33	27

Interest charges and financing costs
Interest charges — includes other financing costs of $4, $4 and $3, respectively	114	119	99
Allowance for funds used during construction — debt	(2)	(14)	(12)
Total interest charges and financing costs	112	105	87

Income before income taxes	259	285	289
Income tax (benefit) expense	(59)	(10)	26
Net income	$318	$295	$263
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating activities
Net income	$318	$295	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	303	298	232
Deferred income taxes	(47)	22	29
Allowance for equity funds used during construction	(4)	(33)	(27)
Provision for bad debts	6	6	6
Changes in operating assets and liabilities:
Accounts receivable	(29)	(14)	(9)
Accrued unbilled revenues	(10)	—	(1)
Inventories	(21)	(35)	(21)
Prepayments and other	16	(14)	3
Accounts payable	4	8	(9)
Net regulatory assets and liabilities	(154)	(115)	14
Other current liabilities	(1)	13	6
Pension and other employee benefit obligations	(18)	(16)	(18)
Other, net	(4)	(1)	5
Net cash provided by operating activities	359	414	473

Investing activities
Utility capital/construction expenditures	(580)	(1,142)	(844)
Investments in utility money pool arrangement	(83)	(4)	(133)
Receipts from utility money pool arrangement	83	4	133
Net cash used in investing activities	(580)	(1,142)	(844)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(113)	250	(42)
Proceeds from issuance of long-term debt, net	247	343	292
Borrowings under utility money pool arrangement	539	561	296
Repayments under utility money pool arrangement	(448)	(561)	(296)
Capital contributions from parent	301	438	426
Dividends paid to parent	(310)	(313)	(333)
Net cash provided by financing activities	216	718	343

Net change in cash and cash equivalents	(5)	(10)	(28)
Cash, cash equivalents and restricted cash at beginning of period	6	16	44
Cash, cash equivalents and restricted cash at end of period	$1	$6	$16

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(108)	$(98)	$(84)
Cash received for income taxes, net	21	10	12

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$37	$99	$95
Inventory transfers to property, plant and equipment	6	31	23
Operating lease right-of-use assets	—	—	548
Allowance for equity funds used during construction	4	33	27
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1	$6
Accounts receivable, net	115	94
Accounts receivable from affiliates	9	9
Accrued unbilled revenues	125	114
Inventories	51	36
Regulatory assets	193	76
Derivative instruments	30	10
Prepaid taxes	3	18
Prepayments and other	21	20
Total current assets	548	383

Property, plant and equipment, net	7,838	7,603

Other assets
Regulatory assets	380	357
Derivative instruments	6	9
Operating lease right-of-use assets	463	492
Other	27	15
Total other assets	876	873
Total assets	$9,262	$8,859

Liabilities and Equity
Current liabilities
Short-term debt	$137	$250
Borrowings under utility money pool arrangement	91	—
Accounts payable	172	198
Accounts payable to affiliates	16	17
Regulatory liabilities	54	57
Taxes accrued	47	54
Accrued interest	30	29
Dividends payable to parent	58	54
Derivative instruments	4	4
Operating lease liabilities	30	28
Other	24	25
Total current liabilities	663	716

Deferred credits and other liabilities
Deferred income taxes	702	725
Regulatory liabilities	709	718
Asset retirement obligations	116	112
Derivative instruments	6	9
Pension and employee benefit obligations	8	42
Operating lease liabilities	434	463
Other	8	12
Total deferred credits and other liabilities	1,983	2,081

Commitments and contingencies
Capitalization
Long-term debt	3,013	2,764
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	3,091	2,790
Retained earnings	513	509
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,603	3,298
Total liabilities and equity	$9,262	$8,859
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2018	100	$—	$1,932	$606	$(1)	$2,537

Net income				263		263
Common dividends declared to parent				(334)		(334)
Contribution of capital by parent			419			419
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885

Net income				295		295
Common dividends declared to parent				(321)		(321)
Contribution of capital by parent			439			439
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298

Net income				318		318
Common dividends declared to parent				(314)		(314)
Contribution of capital by parent			301			301
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
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
Use of Estimates — SPS uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
The effects of SPS’ tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. SPS anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal investment tax credits related to public utility property. Utility rate regulation also has resulted in the recognition of regulatory assets and liabilities related to income taxes. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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

SPS records depreciation expense using the straight-line method over the plant’s commission-approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs is based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was 3.3% in 2021, 3.1% in 2020 and 2.9% in 2019.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable SPS is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
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
As of Dec. 31, 2021 and 2020, the allowance for bad debts was $12 million and $8 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$29	$27
Fuel	22	9
Total inventories	$51	$36
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
Alternative Revenue — Certain rate rider mechanisms (including DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate or from other instances where the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. SPS reduces recoverable fuel and purchased power costs for the cost of RECs received. An inventory accounting model is used to account for RECs recognized on the balance sheet, however these assets are classified as regulatory assets if amounts are recoverable in future rates.
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

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$9,639	$9,229
Plant to be retired (a)	299	316
CWIP	171	146
Total property, plant and equipment	10,109	9,691
Less accumulated depreciation	(2,271)	(2,088)
Property, plant and equipment, net	$7,838	$7,603
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$11	$135	$12	$178
Texas revenue surcharges		One to two years	20	64	54	17
Excess deferred taxes — TCJA	7	Various	2	50	3	51
Recoverable deferred taxes on AFUDC		Plant lives	—	41	—	42
Net AROs (a)	1, 10	Various	—	40	—	33
Losses on reacquired debt		Term of related debt	1	19	1	20
Conservation programs (b)	1	One to two years	3	2	1	2
Deferred natural gas and electric energy/fuel costs		One to three years	146	4	—	—
Other		Various	10	25	5	14
Total regulatory assets			$193	$380	$76	$357
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$15	$486	$6	$513
Plant removal costs	1, 10	Various	—	190	—	177
Revenue subject to refund		One to two years	6	4	4	4
Gain from asset sales		Various	—	2	—	2
Deferred natural gas and electric energy/fuel costs		Less than one year	—	—	35	—
Contract valuation adjustments (b)	1, 8	One to three years	27	1	7	—
Other		Various	6	26	5	22
Total regulatory liabilities			$54	$709	$57	$718
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements..
At Dec. 31, 2021 and 2020, SPS’ regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, SPS’ regulatory assets included $292 million and $114 million at Dec. 31, 2021 and 2020, respectively, of past expenditures not earning a return. Amounts are related to the Texas deferred fuel balance, losses on reacquired debt and certain rate case expenditures.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	91	91	—	—
Average amount outstanding	100	51	43	8
Maximum amount outstanding	100	100	100	100
Weighted average interest rate, computed on a daily basis	0.05%	0.05%	0.54%	2.42%
Weighted average interest rate at end of period	0.05	0.05	N/A	N/A

Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$500	$500	$500	$400
Amount outstanding at period end	137	137	250	—
Average amount outstanding	69	63	44	72
Maximum amount outstanding	137	342	250	316
Weighted average interest rate, computed on a daily basis	0.17%	0.21%	1.11%	2.68%
Weighted average interest rate at end of period	0.26	0.26	0.29	N/A
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At both Dec. 31, 2021 and 2020, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2021	2020
47%	48%	$50	2
(a)The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that SPS would be in default on its borrowings under the facility if SPS or any of its future significant subsidiaries whose total assets exceed 15% of SPS’ total assets default on indebtedness in an aggregate principal amount exceeding $75 million.
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2021, SPS was in compliance with all financial covenants.
SPS had the following committed credit facility available as of Dec. 31, 2021 (in millions) of dollars:

Credit Facility (a)	Drawn (b)	Available
$500	$139	$361
(a)This credit facility matures in June 2024.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2021 and 2020.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of SPS is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2021	2020
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds (b)	3.15	May 1, 2050	350	350
First mortgage bonds (a)	3.15	May 1, 2050	250	—
Unamortized discount			(9)	(10)
Unamortized debt issuance cost			(28)	(26)
Total long-term debt			$3,013	$2,764
(a)2020 financing re-opened in 2021.
(b)2020 financing.
Maturities of long-term debt:

(Millions of Dollars)
2022	$—
2023	—
2024	350
2025	—
2026	—
Deferred Financing Costs — Deferred financing costs of approximately $28 million and $26 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2021 and 2020, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2021 and 2020
10,000,000	1.00	—
Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.

Requirements and actuals as of Dec. 31, 2021:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2021
45.0%	55.0%	54.5%
(a)Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$513	million	$6,615	million	N/A
(a)SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2021	2020	2019
Major revenue types
Revenue from contracts with customers:
Residential	$375	$359	$352
C&I	842	739	800
Other	38	39	41
Total retail	1,255	1,137	1,193
Wholesale	873	345	361
Transmission	287	279	240
Other	6	4	3
Total revenue from contracts with customers	2,421	1,765	1,797
Alternative revenue and other	44	105	29
Total revenues	$2,465	$1,870	$1,826

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. SPS is not expected to accrue any income tax expense related to this adjustment.
Federal Audit — SPS is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2021, SPS’ earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2016. In April 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2021, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$4	$3
Unrecognized tax benefit — Temporary tax positions	4	4
Total unrecognized tax benefit	$8	$7
Changes in unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$7	$5	$5
Additions based on tax positions related to the current year	1	1	—
Additions for tax positions of prior years	—	5	—
Reductions for tax positions of prior years	—	(4)	—
Balance at Dec. 31	$8	$7	$5
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(7)	$(6)
As the IRS progresses its review of the tax loss carryback claim and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
(Payable) receivable for interest related to unrecognized tax benefits at Jan. 1	$(1)	$1	$1
Interest expense related to unrecognized tax benefits	—	(2)	—
(Payable) receivable for interest related to unrecognized tax benefits at Dec. 31	$(1)	$(1)	$1
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2021, 2020 or 2019.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2021	2020
Federal NOL carryforward	$336	$—
Federal tax credit carryforwards	187	83
State NOL carryforwards	111	1

Federal carryforward periods expire between 2031 and 2041 and state carryforward periods expire starting 2034.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2021	2020 (a)	2019 (a)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.5	2.3	2.2
Increases (decreases) in tax from:
Wind PTCs	(39.7)	(18.3)	(7.9)
Plant regulatory differences (b)	(4.8)	(6.4)	(5.0)
Amortization of excess nonplant deferred taxes	(1.1)	(0.8)	(0.9)
Change in unrecognized tax benefits	0.5	0.3	0.2
Other, net	(1.2)	(1.6)	(0.6)
Effective income tax rate	(22.8)%	(3.5)%	9.0%
(a)Prior periods have been reclassified to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Current federal tax benefit	$(11)	$(31)	$(4)
Current state tax (benefit) expense	(1)	(1)	1
Current change in unrecognized tax expense	—	—	—
Deferred federal tax (benefit) expense	(57)	13	22
Deferred state tax expense	9	8	6
Deferred change in unrecognized tax expense	1	1	1
Total income tax (benefit) expense	$(59)	$(10)	$26
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2021	2020	2019
Deferred tax (benefit) expense excluding items below	$(23)	$53	$53
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(24)	(31)	(24)
Deferred tax (benefit) expense	$(47)	$22	$29
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2021	2020 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$942	$838
Operating lease assets	103	109
Regulatory assets	65	59
Deferred fuel costs	34	(9)
Pension expense	34	33
Other	2	2
Total deferred tax liabilities	$1,180	$1,032

Deferred tax assets:
Operating lease liabilities	$103	$109
Regulatory liabilities	98	104
Tax credit carryforward	187	83
NOL carryforward	76	—
Other employee benefits	7	7
Other	7	4
Total deferred tax assets	478	307
Net deferred tax liability	$702	$725
(a)Prior periods have been reclassified to conform to current year presentation.

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
Interest Rate Derivatives — SPS may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of Dec. 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. As of Dec. 31, 2021, SPS had no unsettled interest rate derivatives.
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
Gross notional amounts of FTRs:

(Amounts in Millions) (a)	Dec. 31, 2021	Dec. 31, 2020
MWh of electricity	8	5
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
SPS’ most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2021, two of the eight most significant counterparties for these activities, comprising $8 million or 24% of this credit exposure, had investment grade ratings from S&P, Moody’s or Fitch Ratings. Five of the eight most significant counterparties, comprising $26 million or 76% of this credit exposure, were not rated by external rating agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Changes in the fair value of FTRs resulting in a pre-tax net gain of $28 million and $7 million in Dec. 31, 2021 and 2019, respectively and $7 million in pre-tax net losses in the year ended Dec. 31, 2020, were reclassified as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement gains were $20 million and $6 million for the years ended Dec. 31, 2021 and 2019, respectively. For the year ended Dec. 31, 2020, FTR settlement losses were immaterial. Settlement gains and losses were recognized and recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2021, 2020 and 2019.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$27	$27	$—	$27	$—	$—	$7	$7	$—	$7
Total current derivative assets	$—	$—	$27	$27	$—	27	$—	$—	$7	$7	$—	7
PPAs (b)						3						3
Current derivative instruments						$30						$10
Noncurrent derivative assets
PPAs (b)						$6						$9
Noncurrent derivative instruments						$6						$9
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$6						$9
Noncurrent derivative instruments						$6						$9
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2021 and 2020. At Dec. 31, 2021 and 2020, derivative assets and liabilities include no obligations to return cash collateral, respectively. At Dec. 31, 2021 and 2020, derivative assets and liabilities include no rights to reclaim cash collateral, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2021, 2020 and 2019:

	Year Ended Dec. 31
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$7	$12	$14
Purchases	10	23	27
Settlements	(79)	(23)	(34)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets	89	(5)	5
Balance at Dec. 31	$27	$7	$12
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for Dec. 31, 2021, 2020 and 2019.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2021		2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,013	$3,454	$2,764	$3,381
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2021 and 2020, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes SPS, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 2.35, 2.37 and 3.12 percent in 2021, 2020, and 2019, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2021 and 2020 were $43 million and $43 million, respectively, of which $2 million was attributable to SPS in both years. In 2021 and 2020, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million and $6 million, respectively, of which immaterial amounts were attributable to SPS.

Xcel Energy, which includes SPS, investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as long-term projected return levels. 20 years or longer period, as well as long-term projected return levels. Xcel Energy and SPS continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2021 were above the assumed level of 6.39%.
•Investment returns in 2020 were above the assumed level of 6.78%.
•Investment returns in 2019 were above the assumed level of 6.78%.
•In 2022, SPS’s expected investment-return assumption is 6.39%.
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
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations consider many factors and generally result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.

Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$20	$—	$—	$—	$20	$31	$—	$—	$—	$31
Commingled funds	202	—	—	169	371	211	—	—	160	371
Debt securities	—	148	1	—	149	—	110	1	—	111
Equity securities	10	—	—	—	10	11	—	—	—	11
Other	—	2	—	5	7	2	1	—	—	3
Total	$232	$150	$1	$174	$557	$255	$111	$1	$160	$527
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$3	$—	$—	$—	$3	$3	$—	$—	$—	$3
Insurance contracts	—	5	—	—	5	—	5	—	—	5
Commingled funds	6	—	—	7	13	7	—	—	7	14
Debt securities	—	22	—	—	22	—	22	—	—	22
Total	$9	$27	$—	$7	$43	$10	$27	$—	$7	$44
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2021 or 2020.

Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2020 to Dec. 31, 2021, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Change in Benefit Obligation:
Obligation at Jan. 1	$562	$519	$38	$44
Service cost	11	10	1	1
Interest cost	15	18	1	1
Plan amendments	—	—	—	—
Actuarial (gain) loss	(13)	45	(3)	(5)
Plan participants’ contributions	—	—	—	1
Benefit payments	(30)	(30)	(3)	(4)
Obligation at Dec. 31	$545	$562	$34	$38
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$527	$458	$44	$44
Actual return on plan assets	46	84	1	3
Employer contributions	14	15	—	—
Plan participants’ contributions	—	—	1	1
Benefit payments	(30)	(30)	(3)	(4)
Fair value of plan assets at Dec. 31	$557	$527	$43	$44
Funded status of plans at Dec. 31	$12	$(35)	$9	$6
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	12	—	9	6
Noncurrent liabilities	—	(35)	—	—
Net amounts recognized	$12	$(35)	$9	$6

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2021	2020	2021	2020
Discount rate for year-end valuation	3.08%	2.71%	3.09%	2.65%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.30%	5.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	4.90%	5.00%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	4	5
Accumulated benefit obligation for the pension plan was $506 million and $519 million as of Dec. 31, 2021 and 2020, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$11	$10	$9	$1	$1	$1
Interest cost	15	18	20	1	1	2
Expected return on plan assets	(30)	(29)	(28)	(2)	(2)	(2)
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net loss	14	12	11	(1)	—	—
Settlement charge (a)	—	—	2	—	—	—
Net periodic pension cost	10	11	14	(1)	—	—
Effects of regulation	—	2	1	—	—	—
Net benefit cost recognized for financial reporting	$10	$13	$15	$(1)	$—	$—
Significant Assumptions Used to Measure Costs:
Discount rate	2.71%	3.49%	4.31%	2.65%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—%	—	—
Expected average long-term rate of return on assets	6.39	6.78	6.78	4.10	4.50	5.30
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2019, as a result of lump-sum distributions during each plan year, SPS recorded a total pension settlement charge of $2 million. A total of $1 million of that amount was recorded in the income statement in 2019. There were no settlement charges recorded to the qualified pension plans in 2021 or 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$143	$186	$(19)	$(18)
Prior service credit	(1)	(1)	(1)	(1)
Total	$142	$185	$(20)	$(19)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$11	$11	$—	$—
Noncurrent regulatory assets	131	174	—	—
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(19)	(18)
Total	$142	$185	$(20)	$(19)

Measurement date	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2019 - 2022 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2022, of which none was attributable to SPS.
•$131 million in 2021, of which $15 million was attributable to SPS.
•$150 million in 2020, of which $14 million was attributable to SPS.
•$154 million in 2019, of which $18 million was attributable to SPS.
For future years, Xcel Energy and SPS anticipate contributions will be made as necessary.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$9 million during 2022.
•$15 million during 2021.
•$11 million during 2020.
•$15 million during 2019.
•Amounts attributable to SPS were immaterial.

Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Domestic and international equity securities	33%	35%	15%	15%
Long-duration fixed income securities	37	35	—	—
Short-to-intermediate fixed income securities	11	13	71	72
Alternative investments	17	15	8	9
Cash	2	2	6	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2020 and 2019, there were no significant plan amendments made which affected the benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2022	$33	$3	$—	$3
2023	31	2	—	2
2024	31	2	—	2
2025	32	2	—	2
2026	31	2	—	2
2027-2031	153	11	—	11
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $3 million in 2021, 2020 and 2019.

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
Rate Matters
SPS is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the financial statements.
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
In March 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. In August 2021, the D.C Circuit issued a decision denying these appeals and upholding the FERC’s orders. Refunds received by SPS are expected to be given back to SPS customers through future rates. The timing of these refunds is uncertain.
In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. FERC has asked that this appeal be stayed until early 2022, in order to provide FERC with time to issue an order on SPS’ April 2018 rehearing request. FERC’s order is expected in the first quarter of 2022. The D.C. Circuit appeal may resume after that FERC order is issued.
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, annual generation must exceed a net capacity factor of 48%. If annual generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2021, the full-year net capacity factor was 48.4%, resulting in no refund liability for 2021.

Contract Termination — SPS and LP&L are parties to a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the ERCOT (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (lump sum or annual installments), to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
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
Historical MGP, Landfill and Disposal Sites
SPS is remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Federal CWA Waters of the U.S. Rule — SPS is monitoring ongoing changes to the definition of Waters of the U.S. under the CWA. Regardless of which definition is applicable in the states in which we operate, SPS does not anticipate that compliance costs will be material.
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
Several parties have challenged whether the final rule issued by the EPA should be considered to have met the requirements imposed in a Consent Decree entered by the D.C. Circuit that established deadlines for the EPA to take final action on state regional haze plan submissions. The court has required status reports from the parties while the EPA works on the reconsideration rulemaking.
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
The 2020 EPA Action has been challenged. All pending actions could be consolidated and may proceed in the Fifth Circuit or the D.C. Circuit, where a parallel challenge has been filed. The timing of final decisions is unclear.
Reasonable Progress Rule: In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations that would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. Investment costs associated with dry scrubbers could be $600 million. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, leaving the stay in effect. In a future rulemaking, the EPA will address whether SO2 emission reductions beyond those required in the BART alternative rule referenced above are needed at Tolk under the “reasonable progress” requirements. As states are now proceeding with the second regional haze planning period, the EPA may choose not to act on the remanded rule.
Implementation of the NAAQS for SO2 — The EPA has designated all areas near SPS’ generating plants as attaining the SO2 NAAQS with one exception. The EPA issued final designations, which found the area near the Harrington plant as “unclassifiable.” The area near the Harrington plant was monitored for the three years ending in 2019 and the monitoring showed the area to be exceeding the standard.
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

AROs — AROs have been recorded for SPS’ assets.
SPS’ AROs were as follows:

	2021
(Millions of Dollars)	Jan. 1, 2021	Accretion	Dec. 31, 2021 (a)
Electric
Steam and other production	$52	$2	$54
Wind	50	2	52
Distribution	10	—	10
Total liability	$112	$4	$116
(a)There were no ARO amounts incurred, settled or revised in 2021.

	2020
(Millions of Dollars)	Jan. 1, 2020	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Dec. 31, 2020 (c)
Electric
Steam and other production	$51	$—	$(2)	$3	$52
Wind	16	33	—	1	50
Distribution	10	—	—	—	10
Total liability	$77	$33	$(2)	$4	$112
(a)Amounts incurred related to the Sagamore wind farm placed in service in 2020.
(b)Amounts settled related to asbestos abatement projects.
(c)No AROs were revised in 2020.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2021. Therefore, an ARO has not been recorded for these facilities.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent SPS’ rights to use leased assets. The present value of future operating lease payments is recognized in current and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of SPS’ leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.4%). SPS has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure. Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
PPAs	$500	$500
Other	45	50
Gross operating lease ROU assets	545	550
Accumulated amortization	(82)	(58)
Net operating lease ROU assets	$463	$492
Components of lease expense:

(Millions of Dollars)	2021	2020	2019
Operating leases
PPA capacity payments	$53	$48	$48
Other operating leases (a)	4	3	5
Total operating lease expense (b)	$57	$51	$53
(a)Includes short-term lease expense of $1 million, $1 million and $2 million for 2021, 2020 and 2019, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Commitments under operating leases as of Dec. 31, 2021:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2022	$46	$3	$49
2023	46	3	49
2024	46	3	49
2025	46	4	50
2026	46	4	50
Thereafter	312	40	352
Total minimum obligation	542	57	599
Interest component of obligation	(120)	(15)	(135)
Present value of minimum obligation	422	42	464
Less current portion			(30)
Noncurrent operating and finance lease liabilities			$434

Weighted-average remaining lease term in years			12
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
PPAs and Fuel Contracts
Non-Lease PPAs — SPS has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2024, contain minimum energy purchase requirements.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $12 million, $12 million and $20 million in 2021, 2020 and 2019, respectively.
At Dec. 31, 2021, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2022	$12
2023	12
2024	6
2025	—
2026	—
Thereafter	—
Total	$30

Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2022 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2021:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2022	$211	$44	$32
2023	50	—	29
2024	31	—	16
2025	—	—	12
2026	—	—	6
Thereafter	—	—	14
Total	$292	$44	$109
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2021 and 2020 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.
Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk plants from TUCO Inc. under contracts that will expire in December 2022. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.
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

11. Related Party Transactions
Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy Inc., including SPS. The services are provided and billed to each subsidiary in accordance with service agreements executed by each subsidiary. SPS uses services provided by Xcel Energy Services Inc. whenever possible. Costs are charged directly to the subsidiary and are allocated if they cannot be directly assigned.
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$209	$200	$192
Accounts receivable and payable with affiliates at Dec. 31 were:

	2021		2020
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$2	$—	$3	$—
PSCo	7	—	6	—
Other subsidiaries of Xcel Energy Inc.	—	16	—	17
	$9	$16	$9	$17

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
Internal Control Over Financial Reporting
No changes in SPS’ internal control over financial reporting occurred during SPS’ most recent fiscal quarter ended Dec. 31, 2021 that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.

During the year and in preparation for issuing its report for the year ended Dec. 31, 2021 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
This annual report does not include an attestation report of SPS’ independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SPS’ independent registered public accounting firm pursuant to the rules of the SEC that permit SPS to provide only management’s report in this annual report.

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2021.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Balance Sheets — As of Dec. 31, 2021 and 2020.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2021, 2020 and 2019.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2021, 2020 and 2019.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture dated Feb. 1, 1999 between SPS and the Chase Manhattan Bank	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Supplemental Indenture dated Oct. 1, 2003 between SPS and JPMorgan Chase Bank, as successor Trustee, creating $100 million principal amount of 6% Series C and Series D Notes due 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Supplemental Indenture dated Oct. 1, 2006 between SPS and the Bank of New York, as successor Trustee, creating $200 million principal amount of 5.6% Series E Notes due 2016 and $250 million principal amount of 6% Series F Notes due 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture dated as of Aug. 1, 2011 between SPS and U.S. Bank National Association, as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture dated as of Aug. 3, 2011 between SPS and U.S. Bank National Association, as Trustee, creating $200 million principal amount of 4.50% First Mortgage Bonds, Series due 2041	SPS Form 8-K dated Aug. 10, 2011	4.02

4.06*	Supplemental Indenture dated as of June 1, 2014 between SPS and U.S. Bank National Association, as Trustee, creating $150 million principal amount of 3.30% First Mortgage Bonds, Series due 2024	SPS Form 8-K dated June 9, 2014	4.02
4.07*	Supplemental Indenture dated as of Aug. 1, 2016 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 3.40% First Mortgage Bonds, Series due 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.08*	Supplemental Indenture dated as of Aug. 1, 2017 between SPS and U.S. Bank National Association, as Trustee, creating $450 million principal amount of 3.70% First Mortgage Bonds, Series due 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.09*	Supplemental Indenture dated as of Oct. 1, 2018 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 4.40% First Mortgage Bonds, Series due 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.10*	Supplemental Indenture dated as of June 1, 2019 between SPS and U.S. Bank National Association, as Trustee, creating $300 million principal amount of 3.75% First Mortgage Bonds, Series due 2049	SPS Form 8-K dated June 18, 2019	4.02
4.11*	Supplemental Indenture No. 8, dated as of May 1, 2020 between SPS and U.S. Bank National Association, as Trustee, creating $600 million principal amount of 3.15% First Mortgage Bonds, Series due 2050	SPS Form 8-K dated May 18, 2020	4.02
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$8	$5	$6
Additions charged to costs and expenses	6	6	6
Additions charged to other accounts (a)	3	2	2
Deductions from reserves (b)	(5)	(5)	(9)
Balance at Dec. 31	$12	$8	$5
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 23, 2022	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ DAVID T. HUDSON
Robert C. Frenzel	David T. Hudson
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.