Form 10-Q
period 2022-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2022-04-28
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $1.00 par value	100 shares
Southwestern Public Service Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by SPS, a New Mexico corporation. SPS is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating revenues	$477	$934

Operating expenses
Electric fuel and purchased power	237	693
Operating and maintenance expenses	72	71
Demand side management expenses	5	4
Depreciation and amortization	78	78
Taxes (other than income taxes)	25	21
Total operating expenses	417	867

Operating income	60	67

Other income, net	—	1

Allowance for funds used during construction — equity	—	1

Interest charges and financing costs
Interest charges — includes other financing costs of $1 and $1, respectively	29	30
Total interest charges and financing costs	29	30

Income before income taxes	31	39
Income tax benefit	(21)	(19)
Net income	$52	$58

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$52	$58
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79	79
Deferred income taxes	(2)	(19)
Allowance for equity funds used during construction	—	(1)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	(26)	(1)
Accrued unbilled revenues	—	3
Inventories	(6)	(17)
Prepayments and other	(8)	21
Accounts payable	—	56
Net regulatory assets and liabilities	3	(95)
Other current liabilities	(3)	(3)
Pension and other employee benefit obligations	1	(15)
Other, net	(3)	(2)
Net cash provided by operating activities	89	66

Investing activities
Utility capital/construction expenditures	(123)	(172)
Investments in utility money pool arrangement	—	(83)
Repayments from utility money pool arrangement	—	83
Net cash used in investing activities	(123)	(172)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	75	(250)
Proceeds from issuance of long-term debt, net	—	247
Borrowings under utility money pool arrangement	202	213
Repayments under utility money pool arrangement	(193)	(213)
Capital contributions from parent	8	304
Dividends paid to parent	(58)	(54)
Net cash provided by financing activities	34	247

Net change in cash, cash equivalents and restricted cash	—	141
Cash, cash equivalents and restricted cash at beginning of period	1	6
Cash, cash equivalents and restricted cash at end of period	$1	$147

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(21)	$(19)
Cash received for income taxes, net	3	14

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$38	$54
Inventory transfers to property, plant and equipment	4	7
Allowance for equity funds used during construction	—	1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$1	$1
Accounts receivable, net	137	115
Accounts receivable from affiliates	10	9
Accrued unbilled revenues	125	125
Inventories	53	51
Regulatory assets	130	193
Derivative instruments	30	30
Prepaid taxes	20	3
Prepayments and other	11	21
Total current assets	517	548

Property, plant and equipment, net	7,891	7,838

Other assets
Regulatory assets	447	380
Derivative instruments	10	6
Operating lease right-of-use assets	456	463
Other	28	27
Total other assets	941	876
Total assets	$9,349	$9,262

Liabilities and Equity
Current liabilities
Short-term debt	$212	$137
Borrowings under utility money pool arrangement	100	91
Accounts payable	172	172
Accounts payable to affiliates	18	16
Regulatory liabilities	52	54
Taxes accrued	33	47
Accrued interest	38	30
Dividends payable to parent	53	58
Derivative instruments	4	4
Operating lease liabilities	30	30
Other	27	24
Total current liabilities	739	663

Deferred credits and other liabilities
Deferred income taxes	703	702
Regulatory liabilities	721	709
Asset retirement obligations	117	116
Derivative instruments	5	6
Pension and employee benefit obligations	8	8
Operating lease liabilities	426	434
Other	7	8
Total deferred credits and other liabilities	1,987	1,983

Commitments and contingencies
Capitalization
Long-term debt	3,013	3,013
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	3,099	3,091
Retained earnings	512	513
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,610	3,603
Total liabilities and equity	$9,349	$9,262
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				58		58
Dividends declared to parent				(52)		(52)
Contributions of capital by parent			304			304
Balance at March 31, 2021	100	$—	$3,094	$515	$(1)	$3,608

Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				52		52
Dividends declared to parent				(53)		(53)
Contributions of capital by parent			8			8
Balance at March 31, 2022	100	$—	$3,099	$512	$(1)	$3,610

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2022 and Dec. 31, 2021; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three months ended March 31, 2022 and 2021; and SPS’ cash flows for the three months ended March 31, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2022 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2021.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2021, filed with the SEC on Feb. 23, 2022.
Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$149	$127
Less allowance for bad debts	(12)	(12)
Accounts receivable, net	$137	$115

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$34	$29
Fuel	19	22
Total inventories	$53	$51

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$9,734	$9,639
Plant to be retired (a)	285	299
CWIP	195	171
Total property, plant and equipment	10,214	10,109
Less accumulated depreciation	(2,323)	(2,271)
Property, plant and equipment, net	$7,891	$7,838
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
Money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$100	$100
Amount outstanding at period end	100	91
Average amount outstanding	67	51
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.13%	0.05%
Weighted average interest rate at period end	0.19	0.05
Commercial Paper — Commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$500	$500
Amount outstanding at period end	212	137
Average amount outstanding	233	63
Maximum amount outstanding	324	342
Weighted average interest rate, computed on a daily basis	0.39%	0.21%
Weighted average interest rate at period end	0.83	0.26
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2022 and Dec. 31, 2021, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
As of March 31, 2022, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$214	$286
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2022 and Dec. 31, 2021.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$97	$91
Commercial and Industrial	222	189
Other	8	9
Total retail	327	289
Wholesale	69	558
Transmission	72	71
Other	3	2
Total revenue from contracts with customers	471	920
Alternative revenue and other	6	14
Total revenues	$477	$934

6. Income Taxes
Note 7 to the financial statements included in SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2021 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Three Months Ended March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.6
Decreases in tax from:
Wind PTCs	(87.2)	(65.5)
Plant regulatory differences (a)	(4.0)	(4.7)
Amortization of excess nonplant deferred taxes	(1.1)	(1.2)
Other (net)	1.1	(0.9)
Effective income tax rate	(67.7)%	(48.7)%
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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
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
As of March 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. As of March 31, 2022, SPS had no unsettled interest rate derivatives.
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

Amounts in Millions (a)	March 31, 2022	Dec. 31, 2021
Megawatt hours of electricity	10	8
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
At March 31, 2022, two of the eight most significant counterparties for these activities, comprising $8 million, or 21%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $28 million, or 78%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. All eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no gains or immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2022 and 2021.
Changes in the fair value of FTRs resulting in pre-tax net gains of $1 million and $2 million recognized for the three months ended March 31, 2022 and 2021, respectively, which were reclassified as regulatory assets or liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $12 million and gains of $4 million were recognized for the three months ended March 31, 2022, and 2021, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$28	$28	$(1)	$27	$—	$—	$27	$27	$—	$27
Total current derivative assets	$—	$—	$28	$28	$(1)	27	$—	$—	$27	$27	$—	27
PPAs (b)						3						3
Current derivative instruments						$30						$30
Noncurrent derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$5	$5	$—	$5	$—	$—	$—	$—	$—	$—
Total noncurrent derivative assets	$—	$—	$5	$5	$—	5	$—	$—	$—	$—	$—	—
PPAs (b)						5						6
Noncurrent derivative instruments						$10						$6
Current derivative liabilities
Other derivative instruments:
Electric commodity	$—	$—	$1	$1	$(1)	$—	$—	$—	$—	$—	$—	$—
Total current derivative liabilities	$—	$—	$1	$1	$(1)	—	$—	$—	$—	$—	$—	—
PPAs (b)						4						4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$5						$6
Noncurrent derivative instruments						$5						$6
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2022 and Dec. 31, 2021. At March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Balance at Jan 1	$27	$7
Purchases	4	—
Settlements	(33)	(9)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities	34	14
Balance at March 31	$32	$12
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,013	$3,057	$3,013	$3,454
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	4	4
Expected return on plan assets (a)	(8)	(7)
Amortization of net loss (a)	3	4
Net periodic benefit cost	$1	$3
Effects of regulation	1	—
Net benefit cost recognized for financial reporting	$2	$3

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans, none of which was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2022.

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
Rate Matters and Other
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
In October 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In March 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in April 2018. The FERC issued a tolling order granting a rehearing for further consideration in May 2018. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In October 2020, SPS filed a petition for review of the FERC’s March 2018 order and May 2018 tolling order at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. SPS has appealed that order. That appeal has been combined with SPS’ prior appeal.
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million, to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The settlement agreement is subject to approval by the PUCT and FERC.
Environmental
Manufactured Gas Plant, Landfill and Disposal Sites
SPS is remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Reasonable Progress Rule: In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes sulfur dioxide emission limitations that would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. Investment costs associated with dry scrubbers could be $600 million. SPS appealed the EPA’s decision and obtained a stay of the final rule.

In March 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration, leaving the stay in effect. In a future rulemaking, the EPA will address whether sulfur dioxide emission reductions beyond those required in the BART alternative rule referenced above are needed at Tolk under the “reasonable progress” requirements. As states are now proceeding with the second regional haze planning period, the EPA may choose not to act on the remanded rule, but could impose additional requirements as part of a BART reconsideration or as part of the second planning period.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	2	1
Total operating lease expense (b)	$15	$14
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of March 31, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$532	$55	$587
Interest component of obligation	(115)	(16)	(131)
Present value of minimum obligation	$417	$39	456
Less current portion			(30)
Noncurrent operating and finance lease liabilities			$426
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at both March 31, 2022 and Dec. 31, 2021 with entities that have been determined to be variable interest entities. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items. We use this non-GAAP financial measure to evaluate and provide details of SPS’ core earnings and underlying performance.
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three months ended March 31, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was approximately $52 million for the three months ended March 31, 2022 compared with approximately $58 million for the prior year. The decrease was primarily due to taxes (other than income taxes) and impacts associated with Winter Storm Uri, partially offset by favorable sales.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Electric revenues (a)	$477	$934
Electric fuel and purchased power (a)	(237)	(693)
Electric margin	$240	$241
(a)The decrease in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri in 2021, resulting in higher fuel prices, as well as additional long-term energy sales/purchases market adjustments and SPP market transactions.

Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcomes (Texas and New Mexico)	$12
Sales and demand	13
PTCs flowed back to customers (offset by lower ETR)	(9)
Proprietary commodity trading, net of sharing (a)	(4)
Other (net)	(13)
Total decrease	$(1)
(a)Includes $4 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
Non-Fuel Operating Expense and Other Items
Taxes (other than income taxes) — Taxes (other than income taxes) increased $4 million for the first quarter, primarily driven by an increase in property tax expense.
Income Taxes — Income tax benefit increased $2 million for the first quarter. The increase was primarily driven by lower pretax earnings in 2022 and an increase in wind PTCs. Wind PTCs are largely credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.7 cents per kilowatt hour, compared to 2.5 cents for 2021.
See Note 6 to the financial statements for further information.

Public Utility Regulation and Other
The FERC and state and local regulatory commissions regulate SPS. SPS is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in New Mexico and Texas.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. SPS requests changes in utility rates through commission filings. Changes in operating costs can affect SPS’ financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2021 New Mexico Electric Rate Case — In January 2021, SPS filed an electric rate case with the NMPRC with a current requested base rate increase of $84 million.
In February 2022, the NMPRC approved an uncontested stipulation without modification, which reflected a $62 million rate increase, a change in the depreciation life of the Tolk coal plant to 2032, an equity ratio of 54.72% and a ROE of 9.35% for reconciliation statements and determining the revenue requirements for the Sagamore and Hale wind projects. New rates went into effect on Feb. 26, 2022.
2021 Texas Electric Rate Case — In 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $140 million. The request was based on a ROE of 10.35%, an equity ratio of 54.60%, a rate base of approximately $3.3 billion and a historic test year based on the 12-months ended Dec. 31, 2020.
In January 2022, SPS and intervenors filed a blackbox settlement. Key terms include:
•Base rate increase of $89 million effective back to March 15, 2021.
•A 9.35% ROE and 7.01% weighted average cost of capital for allowance for funds used during construction purposes only.
•Depreciation lives for Tolk moved up to 2034 and Harrington coal assets moved up to 2024.
In February 2022, the Administrative Law Judge issued an order approving interim rates effective March 1, 2022. A PUCT decision is expected in the second quarter of 2022.
Other
Supply Chain
SPS’ ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. SPS continues to monitor the availability of materials and has sought to mitigate impacts by seeking alternative suppliers as necessary.
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
SPS has electric fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to two years to significantly mitigate the impact to customer bills. SPS currently has approval for recovery of Winter Storm Uri costs in New Mexico.

Regulatory Overview — In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing.
In January 2022, SPS and other parties filed a stipulation for interim rates. The filing covers all fuel under-collections occurring between January 2020 and August 2021, totaling $121 million. The settlement does not address the prudence of Winter Storm Uri costs nor the retention of $11 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision. Interim rates, designed to collect up to $110 million over a period of 30 months, began on Feb. 1, 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision has been appealed to the U.S Supreme Court, where the Court heard argument in February and is expected to rule by June on the nature and extent of the EPA’s greenhouse gas regulatory authority. If any new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of March 31, 2022, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Southwestern Public Service Company

4/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)