Form 10-Q
period 2022-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2022-07-28
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
BART	Best available retrofit technology
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CPP	Clean Power Plan
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
LP&L	Lubbock Power and Light
OATT	Open access transmission tariff
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating revenues	$658	$498	$1,135	$1,432

Operating expenses
Electric fuel and purchased power	282	252	519	945
Operating and maintenance expenses	87	71	159	142
Demand side management expenses	6	4	11	8
Depreciation and amortization	132	78	210	156
Taxes (other than income taxes)	33	18	58	39
Total operating expenses	540	423	957	1,290

Operating income	118	75	178	142

Other income, net	1	—	1	1

Allowance for funds used during construction — equity	1	1	1	2

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1, $2 and $2, respectively	46	29	75	59
Allowance for funds used during construction — debt	(1)	(1)	(1)	(1)
Total interest charges and financing costs	45	28	74	58

Income before income taxes	75	48	106	87
Income tax benefit	(18)	(20)	(39)	(39)
Net income	$93	$68	$145	$126

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$145	$126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	211	158
Deferred income taxes	(19)	(39)
Allowance for equity funds used during construction	(1)	(2)
Provision for bad debts	4	3
Changes in operating assets and liabilities:
Accounts receivable	(56)	(28)
Accrued unbilled revenues	(27)	(20)
Inventories	(15)	(16)
Prepayments and other	11	21
Accounts payable	35	6
Net regulatory assets and liabilities	(30)	(96)
Other current liabilities	8	1
Pension and other employee benefit obligations	1	(16)
Other, net	(2)	(2)
Net cash provided by operating activities	265	96

Investing activities
Utility capital/construction expenditures	(260)	(334)
Investments in utility money pool arrangement	—	(83)
Repayments from utility money pool arrangement	—	83
Net cash used in investing activities	(260)	(334)

Financing activities
Repayments of short-term borrowings, net	(137)	(250)
Proceeds from issuance of long-term debt, net	196	247
Borrowings under utility money pool arrangement	258	324
Repayments under utility money pool arrangement	(349)	(261)
Capital contributions from parent	209	304
Dividends paid to parent	(110)	(130)
Net cash provided by financing activities	67	234

Net change in cash, cash equivalents and restricted cash	72	(4)
Cash, cash equivalents and restricted cash at beginning of period	1	6
Cash, cash equivalents and restricted cash at end of period	$73	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(71)	$(54)
Cash received for income taxes, net	26	17

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$36	$39
Inventory transfers to property, plant and equipment	7	6
Allowance for equity funds used during construction	1	2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$73	$1
Accounts receivable, net	164	115
Accounts receivable from affiliates	12	9
Accrued unbilled revenues	152	125
Inventories	60	51
Regulatory assets	185	193
Derivative instruments	287	30
Prepaid taxes	3	3
Prepayments and other	61	21
Total current assets	997	548

Property, plant and equipment, net	7,938	7,838

Other assets
Regulatory assets	392	380
Derivative instruments	5	6
Operating lease right-of-use assets	449	463
Other	30	27
Total other assets	876	876
Total assets	$9,811	$9,262

Liabilities and Equity
Current liabilities
Short-term debt	$—	$137
Borrowings under utility money pool arrangement	—	91
Accounts payable	205	172
Accounts payable to affiliates	19	16
Regulatory liabilities	312	54
Taxes accrued	48	47
Accrued interest	31	30
Dividends payable to parent	59	58
Derivative instruments	4	4
Operating lease liabilities	30	30
Other	82	24
Total current liabilities	790	663

Deferred credits and other liabilities
Deferred income taxes	691	702
Regulatory liabilities	716	709
Asset retirement obligations	119	116
Derivative instruments	4	6
Pension and employee benefit obligations	7	8
Operating lease liabilities	419	434
Other	8	8
Total deferred credits and other liabilities	1,964	1,983

Commitments and contingencies
Capitalization
Long-term debt	3,210	3,013
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	3,301	3,091
Retained earnings	547	513
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,847	3,603
Total liabilities and equity	$9,811	$9,262
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2022 and 2021
Balance at March 31, 2021	100	$—	$3,094	$515	$(1)	$3,608
Net income				68		68
Dividends declared to parent				(79)		(79)
Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597

Balance at March 31, 2022	100	$—	$3,099	$512	$(1)	$3,610
Net income				93		93
Dividends declared to parent				(58)		(58)
Contributions of capital by parent			202			202
Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				126		126
Dividends declared to parent				(131)		(131)
Contributions of capital by parent			304			304
Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597

Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				145		145
Dividends declared to parent				(111)		(111)
Contributions of capital by parent			210			210
Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2022 and Dec. 31, 2021; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2022 and 2021; and SPS’ cash flows for the six months ended June 30, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2022 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2021.
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

2. Accounting Pronouncements
As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$176	$127
Less allowance for bad debts	(12)	(12)
Accounts receivable, net	$164	$115

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$35	$29
Fuel	25	22
Total inventories	$60	$51

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$9,892	$9,639
Plant to be retired (a)	275	299
CWIP	164	171
Total property, plant and equipment	10,331	10,109
Less accumulated depreciation	(2,393)	(2,271)
Property, plant and equipment, net	$7,938	$7,838
(a)Amounts includes Tolk and conversion of Harrington to natural gas and are reported net of accumulated depreciation.

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
Money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$100	$100
Amount outstanding at period end	—	91
Average amount outstanding	65	51
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	0.44%	0.05%
Weighted average interest rate at period end	N/A	0.05
Commercial Paper — Commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$500	$500
Amount outstanding at period end	—	137
Average amount outstanding	150	63
Maximum amount outstanding	264	342
Weighted average interest rate, computed on a daily basis	0.97%	0.21%
Weighted average interest rate at period end	N/A	0.26
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2022 and Dec. 31, 2021, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
As of June 30, 2022, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$2	$498
(a)Expires in June 2024.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2022 and Dec. 31, 2021.
Long-Term Borrowings
During the six months ended June 30, 2022, SPS issued $200 million of 5.15% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$100	$85
Commercial and Industrial	264	201
Other	13	10
Total retail	377	296
Wholesale	109	118
Transmission	74	72
Other	3	2
Total revenue from contracts with customers	563	488
Alternative revenue and other	95	10
Total revenues	$658	$498

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$197	$176
Commercial and Industrial	486	389
Other	21	19
Total retail	704	584
Wholesale	178	676
Transmission	146	143
Other	6	5
Total revenue from contracts with customers	1,034	1,408
Alternative revenue and other	101	24
Total revenues	$1,135	$1,432

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.6
Increases (decreases) in tax from:
Wind PTCs (a)	(55.8)	(61.6)
Plant regulatory differences (b)	(4.0)	(5.0)
Amortization of excess nonplant deferred taxes	(1.1)	(1.2)
Other (net)	0.6	(0.6)
Effective income tax rate	(36.8)%	(44.8)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.

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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.

Electric commodity derivatives held by SPS include transmission congestion instruments, generally referred to as FTRs. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path.
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at estimated fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
If costs of electric transmission congestion increase or decrease for a given path, the value of that particular instrument will likewise increase or decrease. Net congestion costs, including the impact of FTR settlements, are shared through fuel and purchased energy cost recovery mechanisms. As such, the fair value of the unsettled instruments (i.e., derivative asset or liability) is offset/deferred as a regulatory asset or liability.
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
As of June 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. As of June 30, 2022, SPS had no unsettled interest rate derivatives.
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

Amounts in Millions (a)	June 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	18	8
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
At June 30, 2022, two of the eight most significant counterparties for these activities, comprising $10 million, or 26%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $29 million, or 74%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. All eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2022, respectively. There were no gains or immaterial losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2021, respectively.
Changes in the fair value of FTRs resulting in pre-tax net gains $92 million and gains of $93 million were recognized for the three and six months ended June 30, 2022, respectively, were reclassified as regulatory assets or liabilities. Changes in the fair value of FTRs resulting in pre-tax net gains of $8 million and $10 million recognized for the three and six months ended June 30, 2021, respectively, were reclassified as regulatory assets or liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $24 million and losses of $34 million were recognized for the three and six months ended June 30, 2022, respectively, and were recorded to electric fuel and purchased power. FTR settlement losses of $4 million and gains of $11 million were recognized for the three and six months ended June 30, 2021, respectively, and were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate. All FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
SPS had immaterial derivative instruments designated as fair value hedges during the three and six months ended June 30, 2022 and 2021.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity (b)	$—	$—	$284	$284	$—	$284	$—	$—	$27	$27	$—	$27
Total current derivative assets	$—	$—	$284	$284	$—	284	$—	$—	$27	$27	$—	27
PPAs (c)						3						3
Current derivative instruments						$287						$30
Noncurrent derivative assets
PPAs (c)						$5						$6
Noncurrent derivative instruments						$5						$6
Current derivative liabilities
PPAs (c)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (c)						$4						$6
Noncurrent derivative instruments						$4						$6
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2022 and Dec. 31, 2021. At June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at April 1	$32	$12
Purchases/Issuances (a)	232	9
Settlements (a)	(85)	(12)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	105	32
Balance at June 30	$284	$41

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$27	$7
Purchases/Issuances (a)	237	9
Settlements (a)	(94)	(21)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	114	46
Balance at June 30	$284	$41
(a)Relates primarily to FTR instruments administered by SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
SPS recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,210	$2,890	$3,013	$3,454
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3	$3	$—	$—
Interest cost (a)	4	4	1	—
Expected return on plan assets (a)	(7)	(8)	(1)	(1)
Amortization of net loss (a)	2	3	—	—
Net periodic benefit cost	$2	$2	$—	$(1)
Effects of regulation	(1)	1	—	—
Net benefit cost recognized for financial reporting	$1	$3	$—	$(1)

	Six Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	8	8	1	—
Expected return on plan assets (a)	(15)	(15)	(1)	(1)
Amortization of net loss (gain) (a)	5	7	—	—
Net periodic benefit cost	$3	$5	$—	$(1)
Effects of regulation	—	1	—	—
Net benefit cost recognized for financial reporting	$3	$6	$—	$(1)

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
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
Other Litigation — In 2019, SPS and Xcel Energy Services, Inc. were served with a lawsuit related to a traffic accident that resulted in two fatalities in New Mexico. An estimate of a probable loss contingency of approximately $50 million was recorded as of June 30, 2022 within Other current liabilities. In July 2022, a confidential settlement was reached. No impact to earnings has or is expected to occur, as the amounts are expected to be reimbursed by SPS’ insurers. An offsetting asset has been recorded to reflect the reimbursement within Prepayments and other current assets.
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
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million, to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement is subject to approval by the PUCT and FERC.

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
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	1	1
Total operating lease expense (b)	$14	$14
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$26	$26
Other operating leases (a)	3	2
Total operating lease expense (b)	$29	$28
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$520	$55	$575
Interest component of obligation	(111)	(15)	(126)
Present value of minimum obligation	$409	$40	449
Less current portion			(30)
Noncurrent operating lease liabilities			$419
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
SPS had approximately 1,197 MW of capacity under long-term PPAs at both June 30, 2022 and Dec. 31, 2021 with entities that have been determined to be variable interest entities. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and six months ended June 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was approximately $145 million for the six months ended June 30, 2022 compared with approximately $126 million for the prior year. The increase reflects the impact of regulatory outcomes, strong sales growth and favorable weather.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Electric revenues (a)	$1,135	$1,432
Electric fuel and purchased power (a)	(519)	(945)
Electric margin	$616	$487
(a)The decrease in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri in 2021 (higher fuel prices, as well as additional long-term energy sales/purchases market adjustments and SPP market transactions).

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Revenue recognition for the Texas rate case surcharge (a)	$85
Regulatory rate outcomes (Texas and New Mexico)	50
Sales and demand	33
Estimated impact of weather	9
PTCs flowed back to customers (offset by lower ETR)	(19)
Proprietary commodity trading, net of sharing (b)	(5)
Other (net)	(24)
Total increase	$129
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs, see Public Utility Regulation and Other for additional information.
(b)Includes $4 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $17 million year-to-date. The increase is primarily due to recognition of previously deferred amounts related to the Texas Electric Rate Case.
Depreciation and Amortization — Depreciation and amortization increased $54 million year-to-date. The increase is primarily due to the recognition of previously deferred amounts related to the Texas Electric Rate Case and the implementation of new depreciation rates in Texas.

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $19 million year-to-date, largely due to an increase in property taxes and the recognition of previously deferred amounts related to the Texas Electric Rate Case.
Interest Charges — Interest expenses increased $16 million year-to-date, largely due to the recognition of previously deferred amounts related to the Texas Electric Rate Case and increased long-term debt levels to fund capital investments and deferred balances related to Winter Storm Uri.

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
Pending and Recently Concluded Regulatory Proceedings
2021 Texas Electric Rate Case — In 2021, SPS filed an electric rate case with the PUCT and its municipalities seeking an increase in base rates of approximately $140 million. In May 2022, the PUCT approved a settlement between SPS and intervening parties, which reflects the following terms:
•Base rate increase of $89 million effective retroactively to March 15, 2021.
•A 9.35% ROE and 7.01% weighted average cost of capital for AFUDC purposes only.
•Depreciation lives for Tolk accelerated to 2034 and Harrington coal assets accelerated to 2024.
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs. The impact of the retroactive amounts is as follows:

(Millions of Dollars)	Six Months Ended June 30, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)

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
SPS has electric fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery proposed over a period of up to two years to significantly mitigate the impact to customer bills. SPS currently has approval for recovery of Winter Storm Uri costs in New Mexico.
Texas Regulatory Overview — In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million.
In April 2022, interim rates designed to recover $121 million over 30 months were implemented. The interim rate recovery does not address the prudence of costs nor the retention of approximately $10 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision.
In July 2022, the intervenors filed recommendations in the Fuel Reconciliation proceeding. The Texas Industrial Energy Consumers and PUCT staff recommended disallowances of approximately $10 million (off-system sales margins). The Office of Public Utility Counsel recommended disallowances of approximately $15 million (off-system sales margins and adjustment to energy loss factors). The Alliance of Xcel Municipalities recommended disallowances of approximately $100 million (natural gas storage, contracted capability and off-system sales margins).
A hearing is scheduled to begin in August and a recommendation from the ALJ is expected in the fourth quarter of 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the ACE rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the ACE rule. That decision essentially held that EPA’s previous economy-wide regulatory approach taken in the 2015 CPP was consistent with the Clean Air Act. If upheld, that decision would have allowed the EPA to proceed with alternate regulation of coal-fired power plants consistent with the CPP approach. However, the Court of Appeals decision was appealed to the U.S Supreme Court. In a June 30, 2022, ruling, the Supreme Court held that a CPP economy-wide approach is not consistent with the Clean Air Act. Thus, if EPA is to proceed with new rules, they must be consistent with this ruling and be more similar to the ACE rule “inside the fenceline” approach. If any new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2022, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 9 dated as of May 1, 2022 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, creating $200 million principal amount of 5.15% First Mortgage Bonds, Series No. 9 due 2052	SPS Form 8-K dated May 31, 2022	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

7/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)