Form 10-Q
period 2022-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2022-10-27
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2022
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
AMT	Alternative minimum tax
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ITC	Investment tax credit
LP&L	Lubbock Power and Light
NOx	Nitrogen Oxides
OATT	Open access transmission tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters, including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Operating revenues	$741	$575	$1,876	$2,007

Operating expenses
Electric fuel and purchased power	362	250	881	1,195
Operating and maintenance expenses	79	66	238	208
Demand side management expenses	7	5	18	13
Depreciation and amortization	89	71	299	227
Taxes (other than income taxes)	26	20	84	59
Total operating expenses	563	412	1,520	1,702

Operating income	178	163	356	305

Other (expense) income, net	(3)	—	(2)	1

Allowance for funds used during construction — equity	1	1	2	3

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1, $3 and $3, respectively	33	28	108	87
Allowance for funds used during construction — debt	—	—	(1)	(1)
Total interest charges and financing costs	33	28	107	86

Income before income taxes	143	136	249	223
Income tax expense (benefit)	5	2	(34)	(37)
Net income	$138	$134	$283	$260

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2022	2021
Operating activities
Net income	$283	$260
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	302	229
Deferred income taxes	21	(31)
Allowance for equity funds used during construction	(2)	(3)
Provision for bad debts	6	6
Changes in operating assets and liabilities:
Accounts receivable	(69)	(66)
Accrued unbilled revenues	(28)	(20)
Inventories	(14)	(14)
Prepayments and other	(5)	21
Accounts payable	49	6
Net regulatory assets and liabilities	(73)	(113)
Other current liabilities	30	19
Pension and other employee benefit obligations	1	(16)
Other, net	(2)	(2)
Net cash provided by operating activities	499	276

Investing activities
Utility capital/construction expenditures	(405)	(446)
Investments in utility money pool arrangement	(133)	(83)
Repayments from utility money pool arrangement	113	83
Net cash used in investing activities	(425)	(446)

Financing activities
Repayments of short-term borrowings, net	(137)	(232)
Proceeds from issuance of long-term debt, net	196	247
Borrowings under utility money pool arrangement	262	539
Repayments under utility money pool arrangement	(353)	(439)
Capital contributions from parent	210	304
Dividends paid to parent	(250)	(254)
Net cash (used in) provided by financing activities	(72)	165

Net change in cash, cash equivalents and restricted cash	2	(5)
Cash, cash equivalents and restricted cash at beginning of period	1	6
Cash, cash equivalents and restricted cash at end of period	$3	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(94)	$(75)
Cash received for income taxes, net	45	19

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$40	$39
Inventory transfers to property, plant and equipment	8	6
Allowance for equity funds used during construction	2	3

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$3	$1
Accounts receivable, net	171	115
Accounts receivable from affiliates	15	9
Investments in money pool arrangements	20	—
Accrued unbilled revenues	153	125
Inventories	58	51
Regulatory assets	274	193
Derivative instruments	237	30
Prepaid taxes	13	3
Prepayments and other	67	21
Total current assets	1,011	548

Property, plant and equipment, net	8,006	7,838

Other assets
Regulatory assets	352	380
Derivative instruments	4	6
Operating lease right-of-use assets	441	463
Other	31	27
Total other assets	828	876
Total assets	$9,845	$9,262

Liabilities and Equity
Current liabilities
Short-term debt	$—	$137
Borrowings under utility money pool arrangement	—	91
Accounts payable	216	172
Accounts payable to affiliates	24	16
Regulatory liabilities	262	54
Taxes accrued	61	47
Accrued interest	41	30
Dividends payable to parent	69	58
Derivative instruments	4	4
Operating lease liabilities	31	30
Other	81	24
Total current liabilities	789	663

Deferred credits and other liabilities
Deferred income taxes	738	702
Regulatory liabilities	723	709
Asset retirement obligations	120	116
Derivative instruments	3	6
Pension and employee benefit obligations	7	8
Operating lease liabilities	411	434
Other	9	8
Total deferred credits and other liabilities	2,011	1,983

Commitments and contingencies
Capitalization
Long-term debt	3,210	3,013
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at September 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	3,301	3,091
Retained earnings	535	513
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,835	3,603
Total liabilities and equity	$9,845	$9,262
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2022 and 2021
Balance at June 30, 2021	100	$—	$3,094	$504	$(1)	$3,597
Net income				134		134
Dividends declared to parent				(122)		(122)
Contributions of capital by parent			(3)			(3)
Balance at Sept. 30, 2021	100	$—	$3,091	$516	$(1)	$3,606

Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847
Net income				138		138
Dividends declared to parent				(150)		(150)
Balance at Sept. 30, 2022	100	$—	$3,301	$535	$(1)	$3,835

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298
Net income				260		260
Dividends declared to parent				(253)		(253)
Contributions of capital by parent			301			301
Balance at Sept. 30, 2021	100	$—	$3,091	$516	$(1)	$3,606

Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				283		283
Dividends declared to parent				(261)		(261)
Contributions of capital by parent			210			210
Balance at Sept. 30, 2022	100	$—	$3,301	$535	$(1)	$3,835

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2022 and Dec. 31, 2021; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2022 and 2021; and SPS’ cash flows for the nine months ended Sept. 30, 2022 and 2021.
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

2. Accounting Pronouncements
As of Sept. 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$184	$127
Less allowance for bad debts	(13)	(12)
Accounts receivable, net	$171	$115

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$38	$29
Fuel	20	22
Total inventories	$58	$51

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$9,947	$9,639
Plant to be retired (a)	270	299
CWIP	230	171
Total property, plant and equipment	10,447	10,109
Less accumulated depreciation	(2,441)	(2,271)
Property, plant and equipment, net	$8,006	$7,838
(a)Amounts include Tolk and conversion of Harrington to natural gas and are reported net of accumulated depreciation.

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
Money pool borrowings for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$100	$100
Amount outstanding at period end	—	91
Average amount outstanding	—	51
Maximum amount outstanding	4	100
Weighted average interest rate, computed on a daily basis	2.27%	0.05%
Weighted average interest rate at period end	N/A	0.05
Commercial Paper — Commercial paper outstanding for SPS:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$500	$500
Amount outstanding at period end	—	137
Average amount outstanding	—	63
Maximum amount outstanding	—	342
Weighted average interest rate, computed on a daily basis	N/A	0.21%
Weighted average interest rate at period end	N/A	0.26
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

In September 2022, SPS entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The maturity was extended from June 2024 to September 2027.
SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of Sept. 30, 2022, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$2	$498
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2022 and Dec. 31, 2021.
Long-Term Borrowings
During the nine months ended Sept. 30, 2022, SPS issued $200 million of 5.15% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$159	$126
Commercial and Industrial	325	241
Other	17	11
Total retail	501	378
Wholesale	149	109
Transmission	80	75
Other	—	2
Total revenue from contracts with customers	730	564
Alternative revenue and other	11	11
Total revenues	$741	$575

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$356	$302
Commercial and Industrial	811	631
Other	38	30
Total retail	1,205	963
Wholesale	327	785
Transmission	226	218
Other	6	6
Total revenue from contracts with customers	1,764	1,972
Alternative revenue and other	112	35
Total revenues	$1,876	$2,007

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.3	2.5
Decreases:
Wind PTCs (a)	(31.8)	(32.9)
Plant regulatory differences (b)	(3.7)	(4.9)
Amortization of excess nonplant deferred taxes	(0.9)	(1.1)
Other (net)	(0.6)	(1.2)
Effective income tax rate	(13.7)%	(16.6)%
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
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
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
As of Sept. 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings. As of Sept. 30, 2022, SPS had no unsettled interest rate derivatives.
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

Amounts in Millions (a)	Sept. 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	12	8
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
At Sept. 30, 2022, two of the eight most significant counterparties for these activities, comprising $9 million, or 27%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the eight most significant counterparties, comprising $25 million, or 72%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount of this credit exposure, had credit quality less than investment grade, based on internal analysis. All eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activities on Income — Changes in the fair value of FTRs resulting in pre-tax net losses of $13 million and gains of $80 million for the three and nine months ended Sept. 30, 2022, respectively, were recognized as regulatory assets or liabilities. Changes in the fair value of FTRs resulting in pre-tax net gains of $5 million and $15 million for the three and nine months ended Sept. 30, 2021, respectively, were recognized as regulatory assets or liabilities. The classification as a regulatory asset or liability is based on expected recovery of FTR settlements through fuel and purchased energy cost recovery mechanisms.
FTR settlement losses of $8 million and gains of $26 million for the three and nine months ended Sept. 30, 2022, respectively, were recorded to electric fuel and purchased power. FTR settlement losses of $4 million and gains of $13 million for the three and nine months ended Sept. 30, 2021, respectively, were recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
All FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
SPS had immaterial derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2022 and 2021.

Recurring Fair Value Measurements — SPS’ derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity (b)	$—	$—	$234	$234	$—	$234	$—	$—	$27	$27	$—	$27
Total current derivative assets	$—	$—	$234	$234	$—	234	$—	$—	$27	$27	$—	27
PPAs (c)						3						3
Current derivative instruments						$237						$30
Noncurrent derivative assets
PPAs (c)						$4						$6
Noncurrent derivative instruments						$4						$6
Current derivative liabilities
PPAs (c)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (c)						$3						$6
Noncurrent derivative instruments						$3						$6
(a)SPS nets derivative instruments and related collateral on its balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by SPP (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, fair values for FTRs are offset/deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, SPS qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2022 and 2021:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at July 1	$284	$41
Purchases/Issuances (a)	4	2
Settlements (a)	(22)	(18)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(32)	12
Balance at Sept. 30	$234	$37

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$27	$7
Purchases/Issuances (a)	241	11
Settlements (a)	(116)	(39)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	82	58
Balance at Sept. 30	$234	$37
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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,210	$2,656	$3,013	$3,454
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$3	$—	$—
Interest cost (a)	4	3	—	—
Expected return on plan assets (a)	(8)	(7)	—	—
Amortization of net loss (gain) (a)	3	4	(1)	—
Settlement charge (b)	2	—	—	—
Net periodic benefit cost	$3	$3	$(1)	$—
Effects of regulation	(1)	(1)	—	—
Net benefit cost recognized for financial reporting	$2	$2	$(1)	$—

	Nine Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$8	$—	$—
Interest cost (a)	12	11	1	—
Expected return on plan assets (a)	(23)	(22)	(1)	(1)
Amortization of net loss (gain) (a)	8	11	(1)	—
Settlement charge (b)	2	—	—	—
Net periodic benefit cost	$6	$8	$(1)	$(1)
Effects of regulation	(1)	—	—	—
Net benefit cost recognized for financial reporting	$5	$8	$(1)	$(1)

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter as a result of lump-sum distributions during the 2022 plan year, SPS recorded a pension settlement charge of $2 million, the majority of which was not recognized in earnings due to the effects of regulation.
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
Other Litigation — In 2019, SPS and Xcel Energy Services, Inc. were served with a lawsuit related to a traffic accident that resulted in two fatalities in New Mexico. A loss contingency of approximately $50 million was recorded as of Sept. 30, 2022 within Other current liabilities. In July 2022, a confidential settlement was reached. No impact to earnings has or is expected to occur, as the amounts are expected to be reimbursed by SPS’ insurers. An offsetting asset has been recorded to reflect the reimbursement within Prepayments and other current assets.
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

Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million, to the benefit of SPS’ remaining customers. LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement is subject to approval by the PUCT and FERC. Approval steps are in process, but approval timing from the PUCT is uncertain.
Environmental
Manufactured Gas Plant, Landfill and Disposal Sites
SPS is remediating a former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Reasonable Progress Rule: In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes sulfur dioxide emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the Fifth Circuit remanded the rule to the EPA for reconsideration (leaving the stay in effect). In a future rulemaking, the EPA may address whether further sulfur dioxide emission reductions are necessary.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	1	—
Total operating lease expense (b)	$14	$13
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$39	$40
Other operating leases (a)	4	2
Total operating lease expense (b)	$43	$42
(a)Includes short-term lease expense of $1 million for 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$508	$54	$562
Interest component of obligation	(106)	(14)	(120)
Present value of minimum obligation	$402	$40	442
Less current portion			(31)
Noncurrent operating lease liabilities			$411
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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and nine months ended Sept. 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was approximately $283 million for the nine months ended Sept. 30, 2022 compared with approximately $260 million for the prior year. The increase largely reflects regulatory rate outcomes, strong sales growth and favorable weather, partially offset by higher depreciation, O&M expenses and interest charges.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Electric revenues (a)	$1,876	$2,007
Electric fuel and purchased power (a)	(881)	(1,195)
Electric margin	$995	$812
(a)The decrease in revenue and electric fuel and purchased power is primarily due to Winter Storm Uri in 2021 (higher fuel prices, as well as additional long-term energy sales/purchases market adjustments and SPP market transactions).

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes (Texas and New Mexico)	$100
Revenue recognition for the Texas rate case surcharge (a)	85
Sales and demand	41
Estimated impact of weather	18
Proprietary commodity trading, net of sharing (b)	(5)
PTCs flowed back to customers (offset by lower ETR)	(25)
Other (net)	(31)
Total increase	$183
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs, see Public Utility Regulation and Other for additional information.
(b)Includes $4 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $30 million year-to-date. The increase is primarily due to recognition of previously deferred amounts related to the Texas Electric Rate Case, additional investments in technology and customer programs and inflation. These increases were partially offset by a reduction in employee benefits costs.
Depreciation and Amortization — Depreciation and amortization increased $72 million year-to-date. The increase is primarily due to the recognition of previously deferred amounts related to the Texas Electric Rate Case, normal system expansion and the implementation of new depreciation rates in Texas and New Mexico.
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $25 million year-to-date, largely due to an increase in property taxes and the recognition of previously deferred amounts related to the Texas Electric Rate Case.
Interest Charges — Interest expenses increased $21 million year-to-date, largely due to the recognition of previously deferred amounts related to the Texas Electric Rate Case and increased long-term debt levels to fund capital investments.

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
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs. The impact of the retroactive amounts is as follows:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)

Other
Supply Chain
SPS’ ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. For example, availability of certain types of transformers has been significantly impacted and in some cases may result in delays in new customer connections as we work to address the shortage. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. SPS continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Inflation Reduction Act — In August 2022, the IRA was signed into law.
Key provisions impacting SPS include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates a PTC for solar, clean hydrogen and nuclear.
•Establishes an ITC for energy storage, microgrids, interconnection facilities, etc.
•Allows companies to monetize or sell credits to unrelated parties.
SPS anticipates the IRA will drive significant customer savings for both new and existing Company owned renewable projects, assuming appropriate regulatory mechanisms and development of a market for the sale of tax credits. The IRA is expected to allow SPS to monetize tax credits more efficiently with the incremental benefits passed through to customers.
In addition, the IRA created a new corporate AMT. SPS does not anticipate AMT having a material cash impact based on current estimates and our interpretation of AMT application.
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
In April 2022, interim rates designed to recover $121 million over 30 months were approved. The interim rate recovery does not address the prudence of costs nor the retention of $10 million related to market sales during the event. These items will be reviewed through the triennial Fuel Reconciliation proceeding and are subject to a final PUCT decision.
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
A recommendation from the ALJ is expected in the fourth quarter of 2022 and a final decision is anticipated in the first quarter of 2023.

Environmental
Clean Air Act
In April 2022 the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules impose a Federal Implementation Plan that establishes an allowance trading program for NOx, potentially impacting SPS generating facilities. Facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final by the end of 2022 with initial applicability for the 2023 ozone season. While the financial impacts of the proposed regulation are uncertain, SPS anticipates that costs will be recoverable through regulatory mechanisms.
CERCLA
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. SPS does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.

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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.04
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

10/27/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)