Form 10-K
period 2022-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2023-02-23
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 23, 2023, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 11, 2023. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
BART	Best available retrofit technology
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRA	Inflation Reduction Act

ISO	Independent System Operator
ITC	Investment tax credit
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for Proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$9.7 billion
Rate Base (estimated)	$6.7 billion
ROE (net income / average stockholder's equity)	9.36%
Electric generating capacity	5,249 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	24,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 29,205 (millions of KWh), 0.4 million customers and electric revenues of $2,426 million for 2022.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	13%	79%	18%
C&I	62%	19%	45%
Other	25%	2%	36%
Retail Sales/Revenue Statistics (a)

	2022		2021
KWH sales per retail customer	55,835		51,872
Revenue per retail customer	$3,946		$3,469
Residential revenue per KWh	11.58	¢	11.56	¢
C&I revenue per KWh	6.04	¢	5.57	¢
Total retail revenue per KWh	7.07	¢	6.69	¢
(a) See Note 6 to the financial statements for further information.

Owned and Purchased Energy Generation — 2022
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:
Carbon–Free
SPS’ carbon–free energy portfolio includes wind and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2022		2021
Wind Farms	Capacity (MW) (a)	Wind Farms	Capacity (MW) (b)
2	984	2	984
(a)Summer 2022 net dependable capacity.
(b)Summer 2021 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2022		2021
PPAs	Range (MW)	PPAs	Range (MW)
17	1 — 250	17	1 — 250
Current wind capacity for owned wind farms and PPAs was 2,548 in 2022 and 2021.
In 2022, the average cost of wind energy was $13 per MWh for owned generation and $27 per MWh for existing PPAs. In 2021, the average cost of wind energy was $17 per MWh for owned generation and $27 per MWh for existing PPAs.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	20
Utility-Scale	192
Total	212
The average cost of solar energy under existing PPAs was $62 per MWh and $61 per MWh in 2022 and 2021, respectively.
Fossil Fuel
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 2,100 MW of total 2022 net summer dependable capacity, which provided 26% of the SPS energy mix in 2022.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2024	Harrington (a)	1,018
2034	Tolk 1 (b)	532
2034	Tolk 2 (b)	535
(a)Reflects expected conversion from coal to natural gas following the TCEQ order that Harrington cease use of coal fuel by Jan. 1, 2025.
(b)Tolk Unit 1 and 2 are approved to be retired early in 2034. SPS proposed to retire both units in 2028 in the pending New Mexico and Texas rate cases.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2022	$2.37	59%
2021	2.07	66
Natural Gas
SPS has eight natural gas plants with approximately 2,200 MW of total 2022 net summer dependable capacity, which provided 35% of the SPS energy mix in 2022.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2022	$5.87	41%
2021 (a)	6.72	34
(a)Reflective of Winter Storm Uri.

Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2022		2021
4,280	July 19	4,054	Aug. 9
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
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. SPS has a vast distribution network, owning and operating approximately 24,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
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
However, it is not possible to determine what additional facilities or modifications to existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of historic and current operating sites and other waste treatment, storage and disposal sites.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. SPS has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
Emerging Environmental Regulation
Clean Air Act — In April 2022, the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules establish an allowance trading program for NOx, potentially impacting fossil fuel generating facilities in Texas. Under the proposed rule, facilities without
NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final and applicable in the first half of 2023. While the financial impacts of the proposed regulation are uncertain and dependent on market forces, SPS anticipates that costs will be approximately $30 million annually and will be recoverable through regulatory mechanisms based on prior state commission practices.
In a June 2022 ruling, the United States Supreme Court held that an economy-wide approach to reducing greenhouse gas emissions from coal-fired power plants was not consistent with the Clean Air Act. Therefore, if the EPA proceeds with new rules, it cannot set a standard based on economy-wide generation shifting to other sources, such as renewable energy. It is anticipated that EPA will propose rules to limit GHG emissions from new and existing coal and natural gas-fired electric generating units in 2023. If any new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation — In February 2023, the EPA entered into a Consent Decree, committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time, or to determine no such rules are necessary by that date. If proposed rules are issued in May, the EPA has committed to a May 2024 effective date for the new rules. Until proposed rules are issued, it is not certain what the impact will be on SPS, but we anticipate that additional inactive ash units could become regulated for the first time. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule.
Emerging Contaminants of Concern — PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. SPS does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.
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

Employees
As of Dec. 31, 2022, SPS had 1,148 full-time employees and no part-time employees, of which 768 were covered under collective-bargaining agreements.

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
SPS maintains a robust compliance program and promotes a culture of compliance beginning with the tone at the top. The risk mitigation process includes adherence to our Code of Conduct and compliance policies, operation of formal risk management structures and overall business management. SPS further mitigates inherent risks through formal risk committees and corporate functions such as internal audit, and internal controls over financial reporting and legal.
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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental, safety and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of SPS. Processes are in place to confirm appropriate risk oversight, as well as identification and consideration of new risks.
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
These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to employees, third-party contractors, customers or the public. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential loss of reputation.

Other uncertainties and risks inherent in operating and maintaining SPS’ facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Availability or changes to wind patterns.
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
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation).
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
We require inputs such as coal, natural gas and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for SPS and our customers. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines adversely impacts our results of operations, financial condition or cash flows.
We are subject to commodity risks and other risks associated with energy markets and energy production.
A significant increase in fuel costs could cause a decline in customer demand, adverse regulatory outcomes and an increase in bad debt expense which may have a material impact on our results of operations. Despite existing fuel cost recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are being passed through to customer bills could impact our ability to recover costs for other improvements and operations.
Due to the uncertainty involved in price movements and potential deviation from historical pricing, SPS is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, SPS cannot fully assure that its controls will be effective against all potential risks. If such programs and procedures are not effective, SPS’ results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees adversely impacts our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our Supplier Code of Conduct. SPS does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on capital investment. Our rates are generally regulated and are based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery.
Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from our customers, or we could exceed caps on capital costs required by commissions and result in less than full recovery.
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
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on common stock.

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
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates. Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, Midcontinent Independent System Operator, Inc., Electric Reliability Council of Texas and California ISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2022, Xcel Energy Inc. and its utility subsidiaries had approximately $22.8 billion of long-term debt and $2.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2022, Xcel Energy had the following guarantees outstanding:
•$1 million maximum stated amount and immaterial exposure.
•$61 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
•$98 million for performance and payment of a capital services contract for solar generating equipment, with immaterial exposure.
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
SPS collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
Health epidemics continue to impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
We cannot ultimately predict whether an epidemic will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact on the health of our employees, our supply chain or our ability to recover higher costs associated with managing an outbreak.
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
The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have incurred increased costs for security and capital expenditures in response to these risks. The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. While we have business continuity plans in place, our ability to recover may be prolonged due to the type and extent of the event. SPS participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to connect, restore and reliably serve our customers.
A major disruption could result in a significant decrease in revenues, additional costs to repair assets, and an adverse impact on the cost and availability of insurance, which could have a material impact on our results of operations, financial condition or cash flows.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
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

Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
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
While the Company maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.
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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties. In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental Policy Risks
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
International commitments and agreements could result in future additional GHG reductions in the United States. In addition, in 2023 the EPA intends to publish draft regulations for GHG emissions from the power sector consistent with the agency’s Clean Air Act authorities.
Many states and localities continue to pursue their own climate policies. The steps SPS has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and SPS' electric infrastructure.
Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1957 - 1965	225
Harrington-Amarillo, TX, 3 Units	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 3 Units	Natural Gas	1952 - 1964	298
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	477	(b)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(b)
		Total	5,249
(a)Summer 2022 net dependable capacity.

(b)    Capacity is attainable only when wind conditions are sufficiently available.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2022:

Conductor Miles
Transmission
500 KV	—
345 KV	11,676
230 KV	9,829
161 KV	—
138 KV	—
115 KV	14,905
Less than 115 KV	4,469
Total Transmission	40,879

Distribution
Less than 115 KV	23,538

Total	64,417
SPS had 457 electric utility transmission and distribution substations at Dec. 31, 2022.
SPS had 20 miles of natural gas utility transmission mains at Dec. 31, 2022.

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.
The dividends declared during 2022 and 2021 were as follows:

(Millions of Dollars)	2022	2021
First quarter	$53	$52
Second quarter	58	79
Third quarter	150	123
Fourth quarter	61	60

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
2022 Comparison with 2021
SPS’ net income was $349 million for 2022, compared with net income of $318 million for 2021. The increase was largely related to regulatory rate outcomes, strong sales growth and favorable weather, partially offset by higher depreciation and O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2022	2021
Electric revenues	$2,426	$2,465
Electric fuel and purchased power	(1,157)	(1,432)
Electric margin	$1,269	$1,033
Changes in Electric Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Texas and New Mexico)	$138
Revenue recognition for the Texas rate case surcharge (a)	85
Sales and demand	48
Estimated impact of weather	24
PTCs flowed back to customers (offset by lower ETR)	(30)
Other (net)	(29)
Total increase	$236
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs, see Public Utility Regulation and Other for additional information.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $46 million year-to-date. The increase was primarily due to recognition of previously deferred amounts related to the 2021 Texas rate case; costs for technology and customer programs; inflation and impacts of supply chain constraints; insurance costs; and other.
Depreciation and Amortization — Depreciation and amortization increased $88 million year-to-date. The increase is primarily due to the 2021 Texas Rate Case depreciation deferral, capital investment and the implementation of new depreciation rates in Texas and New Mexico.
Income Taxes — Income tax benefit decreased $6 million for 2022. This was primarily driven by higher pretax earnings partially offset by an increase in wind PTCs due to an increase in the PTC rate. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

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
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact SPS’ results of operations and credit quality.
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
Reviews and approves Integrated Resource Plans for meeting future energy needs

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

Electric Vehicle Rider	Recovers costs of the Transportation Electrification Plan in New Mexico.
Advanced Metering System Surcharge	Recovers costs incurred in deployment of the Advanced Metering System in Texas.
Consulting Fee Rider	Recovers consulting fees and carrying charges incurred by SPS on behalf of the PUCT.
Pending and Recently Concluded Regulatory Proceedings
2021 Texas Electric Rate Case — In May 2022, the PUCT approved a settlement between SPS and intervening parties.
In July 2022, SPS filed to surcharge the final under-recovered amount, estimated to be approximately $85 million, substantially offset by the recognition of previously deferred costs.

(Millions of Dollars)	Year Ended Dec. 31, 2022
Revenue surcharge accrual	$85
Depreciation and amortization	(43)
O&M expenses	(16)
Interest expense	(12)
Taxes other than income taxes	(10)
Fuel and purchased power	(2)
2022 New Mexico Electric Rate Case — In November 2022, SPS filed an electric rate case with NMPRC seeking a revenue increase of $78 million, or 10%. The request is based on a future test year ending June 30, 2024, a ROE of 10.75%, an equity ratio of 54.7% and rate base of $2.4 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2032 to 2028.
Next steps in the procedural schedule are expected to be as follows:
•Staff and intervenor testimony: March 31, 2023.
•Rebuttal testimony: April 25, 2023.
•Stipulation: May 8, 2023.
•Hearing: June 5, 2023.
•End of rate suspension: Sept. 19, 2023.
2023 Texas Electric Rate Case — On Feb. 8, 2023, SPS filed an electric rate case with the PUCT seeking an increase in base rate revenue of $149 million. The impact to overall customer bills is expected to be approximately 13%. The request is based on a historical test year period ended Sept. 30, 2022, with an Update Period ended Dec. 31, 2022, a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2034 to 2028.
SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates. A PUCT decision is expected in the first quarter of 2024.
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
2022 All-Source RFP — In 2022, SPS issued an RFP, which seeks up to 947 MW of new or existing capacity resources to provide replacement capacity for retiring units and meet SPS’ growing capacity needs through 2027. SPS will receive bids in the first quarter of 2023 and file for the approval of successful proposals in the second quarter of 2023.
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

Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping.
These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. SPS continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Electric Distribution and Transmission Transformers
The availability of certain transformers is an industry-wide issue that has been significantly impacted and in some cases may result in delays in projects and new customer connections. SPS continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Inflation Reduction Act
In August 2022, the IRA was signed into law.
Key provisions impacting SPS include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates a PTC for solar and clean hydrogen.
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

Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, SPS incurred net natural gas, fuel and purchased energy costs of approximately $100 million (largely deferred as regulatory assets). SPS currently has regulatory approval for recovery of Winter Storm Uri costs in New Mexico and anticipates a final decision on recovery in Texas in the first quarter of 2023.
Texas Regulatory Overview — In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million. In April 2022, interim rates designed to recover $121 million over 30 months were approved, subject to PUCT approval through the triennial Fuel Reconciliation proceeding.
In July 2022, the intervenors filed recommendations. The Texas Industrial Energy Consumers and PUCT staff recommended disallowances of approximately $10 million (off-system sales margins). The Office of Public Utility Counsel recommended disallowances of approximately $15 million (off-system sales margins and adjustment to energy loss factors). The Alliance of Xcel Municipalities recommended disallowances of approximately $100 million (natural gas storage, contracted capability and off-system sales margins).
In November 2022, the Administrative Law Judges found that costs were prudently incurred and recommended no disallowances. A final PUCT decision is anticipated in the first quarter of 2023.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivatives, Risk Management and Market Risk
SPS is exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value for a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.
SPS is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While SPS expects that the counterparties will perform on the contracts underlying its derivatives, the contracts expose SPS to credit and non-performance risk.
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the pension fund.
Commodity Price Risk — We are exposed to commodity price risk in our electric operations. Commodity price risk is managed by entering into long and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products.
Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows us to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
Wholesale and Commodity Trading Risk — SPS conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments, including derivatives. SPS’ risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee.
Interest Rate Risk — SPS is subject to interest rate risk. SPS’ risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense annually by an immaterial amount in 2022 and approximately $2 million in 2021.
The value of pension and postretirement plan assets and benefit costs are impacted by changes in discount rates and expected return on plan assets. SPS’ ongoing pension and postretirement investment strategy is based on plan-specific investment recommendations that seek to optimize potential investment risk and minimize interest rate risk associated with changes in the obligations as a plan’s funded status increases over time. The impacts of fluctuations in interest rates on pension and postretirement costs are mitigated by pension cost calculation methodologies and regulatory mechanisms that minimize the earnings impacts of such changes.
Credit Risk — SPS is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. SPS maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $12 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $12 million. At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $3 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $3 million.

SPS conducts credit reviews for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase SPS’ credit risk.
Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. SPS’ investments held in pension and other postretirement funds are also subject to fair value accounting. See Note 8 and 9 to the financial statements for further information.

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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2022, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2023	Feb. 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southwestern Public Service Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2022 and 2021, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
February 23, 2023

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating revenues	$2,426	$2,465	$1,870

Operating expenses
Electric fuel and purchased power	1,157	1,432	835
Operating and maintenance expenses	317	271	275
Demand side management expenses	23	17	16
Depreciation and amortization	388	300	295
Taxes (other than income taxes)	107	79	90
Total operating expenses	1,992	2,099	1,511

Operating income	434	366	359

Other income (expense), net	—	1	(2)
Allowance for funds used during construction — equity	3	4	33

Interest charges and financing costs
Interest charges — includes other financing costs of $4, $4 and $4, respectively	143	114	119
Allowance for funds used during construction — debt	(2)	(2)	(14)
Total interest charges and financing costs	141	112	105

Income before income taxes	296	259	285
Income tax benefit	(53)	(59)	(10)
Net income	$349	$318	$295
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net income	$349	$318	$295
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	391	303	298
Deferred income taxes	17	(47)	22
Allowance for equity funds used during construction	(3)	(4)	(33)
Provision for bad debts	9	6	6
Changes in operating assets and liabilities:
Accounts receivable	(67)	(29)	(14)
Accrued unbilled revenues	(16)	(10)	—
Inventories	(19)	(21)	(35)
Prepayments and other	(50)	16	(14)
Accounts payable	22	4	8
Net regulatory assets and liabilities	(5)	(154)	(115)
Other current liabilities	52	(1)	13
Pension and other employee benefit obligations	1	(18)	(16)
Other, net	(5)	(4)	(1)
Net cash provided by operating activities	676	359	414

Investing activities
Utility capital/construction expenditures	(578)	(580)	(1,142)
Investments in utility money pool arrangement	(176)	(83)	(4)
Receipts from utility money pool arrangement	176	83	4
Net cash used in investing activities	(578)	(580)	(1,142)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(103)	(113)	250
Proceeds from issuance of long-term debt, net	196	247	343
Borrowings under utility money pool arrangement	336	539	561
Repayments under utility money pool arrangement	(427)	(448)	(561)
Capital contributions from parent	220	301	438
Dividends paid to parent	(319)	(310)	(313)
Net cash (used in) provided by financing activities	(97)	216	718

Net change in cash and cash equivalents	1	(5)	(10)
Cash, cash equivalents and restricted cash at beginning of period	1	6	16
Cash, cash equivalents and restricted cash at end of period	$2	$1	$6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(137)	$(108)	$(98)
Cash received for income taxes, net	81	21	10

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$86	$37	$99
Inventory transfers to property, plant and equipment	10	6	31
Allowance for equity funds used during construction	3	4	33
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2	$1
Accounts receivable, net	167	115
Accounts receivable from affiliates	15	9
Accrued unbilled revenues	140	125
Inventories	61	51
Regulatory assets	217	193
Derivative instruments	122	30
Prepaid taxes	5	3
Prepayments and other	68	21
Total current assets	797	548

Property, plant and equipment, net	8,129	7,838

Other assets
Regulatory assets	359	380
Derivative instruments	3	6
Operating lease right-of-use assets	434	463
Other	26	27
Total other assets	822	876
Total assets	$9,748	$9,262

Liabilities and Equity
Current liabilities
Short-term debt	$34	$137
Borrowings under utility money pool arrangement	—	91
Accounts payable	209	172
Accounts payable to affiliates	23	16
Regulatory liabilities	148	54
Taxes accrued	61	47
Accrued interest	31	30
Dividends payable to parent	61	58
Derivative instruments	4	4
Operating lease liabilities	31	30
Other	58	24
Total current liabilities	660	663

Deferred credits and other liabilities
Deferred income taxes	739	702
Regulatory liabilities	715	709
Asset retirement obligations	147	116
Derivative instruments	2	6
Pension and employee benefit obligations	12	8
Operating lease liabilities	403	434
Other	9	8
Total deferred credits and other liabilities	2,027	1,983

Commitments and contingencies
Capitalization
Long-term debt	3,211	3,013
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	3,311	3,091
Retained earnings	540	513
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,850	3,603
Total liabilities and equity	$9,748	$9,262
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2019	100	$—	$2,351	$535	$(1)	$2,885

Net income				295		295
Common dividends declared to parent				(321)		(321)
Contribution of capital by parent			439			439
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298

Net income				318		318
Common dividends declared to parent				(314)		(314)
Contribution of capital by parent			301			301
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603

Net income				349		349
Common dividends declared to parent				(322)		(322)
Contribution of capital by parent			220			220
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other information available. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on SPS’ results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — SPS accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.
SPS uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of tax rate changes that are attributable to the utility subsidiaries are generally subject to a normalization method of accounting. Therefore, the revaluation of most of the utility subsidiaries’ net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, refundable to utility customers over the remaining life of the related assets. SPS anticipates that a tax rate increase would predominantly result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of the related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and SPS tax elections. For tax credits otherwise eligible to be recognized when earned, SPS considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Utility rate regulation has resulted in the recognition of regulatory assets and liabilities related to income taxes.
SPS measures and discloses uncertain tax positions that it has taken or expects to take in its income tax returns. A tax position is recognized in the financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.
Interest and penalties related to income taxes are reported within other (expense) income or interest charges in the statements of income.
Xcel Energy Inc. and its subsidiaries, including SPS file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was 3.4% in 2022, 3.3% in 2021 and 3.1% in 2020.
See Note 3 for further information.
AROs — SPS records AROs as a liability for the fair value of an ARO to be recognized in the period incurred (if it can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable SPS is liable for remediation costs and the amount can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
Estimated remediation costs are regularly adjusted as estimates are revised and remediation is performed. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for SPS’ expected share of the cost.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees.
SPS participates in SPP. SPS recognizes physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. Revenues and charges for short-term physical wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other revenues and charges settled/facilitated through an RTO are recorded on a net basis in cost of sales.
See Note 6 for further information.
Cash and Cash Equivalents — SPS considers investments in instruments with a remaining maturity of 3 months or less at the time of purchase to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. SPS establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.
As of Dec. 31, 2022 and 2021, the allowance for bad debts was $13 million and $12 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$42	$29
Fuel	19	22
Total inventories	$61	$51
Fair Value Measurements — SPS presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its financial statements.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to estimate fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, quoted prices for similar contracts or internally prepared valuation models may be used to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.

Derivative Instruments — SPS uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates, and utility commodity prices, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.
Normal Purchases and Normal Sales — SPS enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
See Note 8 for further information.
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity and is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in SPS’ rate base.
Alternative Revenue — Certain rate rider mechanisms (including DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emission allowances and sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. SPS reduces recoverable fuel and purchased power costs for the cost of RECs received.
An inventory accounting model is used to account for RECs, however these assets are classified as regulatory assets if amounts are recoverable in future rates.
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

2. Accounting Pronouncements
As of Dec. 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$10,182	$9,639
Plant to be retired (a)	266	299
CWIP	167	171
Total property, plant and equipment	10,615	10,109
Less accumulated depreciation	(2,486)	(2,271)
Property, plant and equipment, net	$8,129	$7,838
(a)Amounts include Tolk and coal generation assets at Harrington pending facility gas conversion and are presented net of accumulated depreciation.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$2	$146	$11	$135
Net AROs (b)	1, 10	Various	—	48	—	40
Excess deferred taxes — TCJA	7	Various	1	48	2	50
Recoverable deferred taxes on AFUDC		Plant lives	—	40	—	41
Deferred natural gas and electric energy/fuel costs		One to three years	136	34	146	4
Losses on reacquired debt		Term of related debt	1	19	1	19
Texas revenue surcharges		One year	69	—	20	64
Other		Various	8	24	13	27
Total regulatory assets			$217	$359	$193	$380
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$—	$469	$15	$486
Plant removal costs	1, 10	Various	—	198	—	190
Effects of regulation on employee benefit costs		Various	—	20	—	19
Renewable resources and environmental initiatives		Various	—	14	—	7
Formula rates		One to two years	10	8	6	4
Contract valuation adjustments (c)	1, 8	One to two years	119	1	27	1
Other		Various	19	5	6	2
Total regulatory liabilities			$148	$715	$54	$709
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
SPS’ regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). In addition, regulatory assets included $48 million and $292 million at Dec. 31, 2022 and 2021, respectively, of past expenditures not earning a return. Amounts are predominately related to losses on reacquired debt, rate case expenses, and transmission-related deferrals and amortizations.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	—	—	91	—
Average amount outstanding	7	35	51	43
Maximum amount outstanding	42	100	100	100
Weighted average interest rate, computed on a daily basis	3.17%	0.44%	0.05%	0.54%
Weighted average interest rate at end of period	N/A	N/A	0.05	N/A

Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	34	34	137	250
Average amount outstanding	20	100	63	44
Maximum amount outstanding	65	324	342	250
Weighted average interest rate, computed on a daily basis	4.08%	0.79%	0.21%	1.11%
Weighted average interest rate at end of period	4.55	4.55	0.26	0.29
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At both Dec. 31, 2022 and 2021, there were $2 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2022	2021
46%	47%	$50	2
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
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2022, SPS was in compliance with all financial covenants.
SPS had the following committed credit facility available as of Dec. 31, 2022 (in millions) of dollars:

Credit Facility (a)	Drawn (b)	Available
$500	$36	$464
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2022 and 2021.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of SPS is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds (a)	3.15	May 1, 2050	250	250
First mortgage bonds (b)	5.15	June 1, 2052	200	—
Unamortized discount			(10)	(9)
Unamortized debt issuance cost			(29)	(28)
Total long-term debt			$3,211	$3,013
(a)2020 financing re-opened in 2021.
(b)2022 financing.
Maturities of long-term debt:

(Millions of Dollars)
2023	$—
2024	350
2025	—
2026	—
2027	—
Deferred Financing Costs — Deferred financing costs of approximately $29 million and $28 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2022 and 2021, respectively. SPS is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2022 and 2021
10,000,000	1.00	—
Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.

Requirements and actuals as of Dec. 31, 2022:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2022
45.0%	55.0%	54.3%
(a)Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$540	million	$7,094	million	N/A
(a)SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2022	2021	2020
Major revenue types
Revenue from contracts with customers:
Residential	$445	$375	$359
C&I	1,102	842	739
Other	51	38	39
Total retail	1,598	1,255	1,137
Wholesale	407	873	345
Transmission	296	287	279
Other	10	6	4
Total revenue from contracts with customers	2,311	2,421	1,765
Alternative revenue and other	115	44	105
Total revenues	$2,426	$2,465	$1,870

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2022	2021 (c)	2020 (c)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.3	2.5	2.3
Increases (decreases) in tax from:
Wind PTCs (a)	(35.9)	(39.7)	(18.3)
Plant regulatory differences (b)	(3.8)	(4.8)	(6.4)
Amortization of excess nonplant deferred taxes	(0.9)	(1.1)	(0.8)
Other, net	(0.6)	(0.7)	(1.3)
Effective income tax rate	(17.9)%	(22.8)%	(3.5)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)Prior period amounts have been restated to conform to current year presentation.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Current federal tax benefit	$(65)	$(11)	$(31)
Current state tax benefit	(5)	(1)	(1)
Deferred federal tax expense (benefit)	3	(57)	13
Deferred state tax expense	13	9	8
Deferred change in unrecognized tax expense	1	1	1
Total income tax benefit	$(53)	$(59)	$(10)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2022	2021	2020
Deferred tax expense (benefit) excluding items below	$37	$(23)	$53
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(20)	(24)	(31)
Deferred tax expense (benefit)	$17	$(47)	$22
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2022	2021 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$1,015	$942
Operating lease assets	97	103
Regulatory assets	61	65
Deferred fuel costs	35	34
Pension expense	33	34
Other	1	1
Total deferred tax liabilities	$1,242	$1,179

Deferred tax assets:
Operating lease liabilities	$97	$103
Regulatory liabilities	98	98
Tax credit carryforward	294	187
NOL carryforward	2	76
Other employee benefits	6	7
Other	6	6
Total deferred tax assets	503	477
Net deferred tax liability	$739	$702
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2022	2021
Federal NOL carryforward	$8	$336
Federal tax credit carryforwards	294	187
State NOL carryforwards	4	111
Federal carryforward periods expire starting 2033 and state carryforward periods expire starting 2034.

Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. SPS is not expected to accrue any income tax expense related to this adjustment.
Unrecognized Tax Benefits
Federal Audit — SPS is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2024
2019	October 2023
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
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2022, SPS’ earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Texas	2016	May 2023
Texas	2017	July 2025
Texas	2018	November 2023
In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2022, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Unrecognized tax benefit — Permanent tax positions	$5	$4
Unrecognized tax benefit — Temporary tax positions	4	4
Total unrecognized tax benefit	$9	$8
Changes in unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$8	$7	$5
Additions based on tax positions related to the current year	1	1	1
Additions for tax positions of prior years	—	—	5
Reductions for tax positions of prior years	—	—	(4)
Balance at Dec. 31	$9	$8	$7
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
NOL and tax credit carryforwards	$(8)	$(7)
As the IRS progresses its review of the tax loss carryback claim and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $6 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
(Payable) receivable for interest related to unrecognized tax benefits at Jan. 1	$(1)	$(1)	$1
Interest expense related to unrecognized tax benefits	1	—	(2)
(Payable) receivable for interest related to unrecognized tax benefits at Dec. 31	$—	$(1)	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2022, 2021 or 2020.

8. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value.
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are actively traded instruments with observable actual trading prices.
•Level 2 — Pricing inputs are other than actual trading prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Specific valuation methods include:
Interest rate derivatives — Fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
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
FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction, values of FTRs, these fair value measurements have been assigned a Level 3 classification.
Net congestion costs, including the impact of FTR settlements, are shared through fuel and purchased energy cost recovery mechanisms. As such, the fair value of the unsettled instruments (i.e., derivative asset or liability) is offset/deferred as a regulatory asset or liability.
Derivative Activities and Fair Value Measurements
SPS enters into derivative instruments, including forward contracts, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — SPS enters into contracts that effectively fix the interest rate on a specified principal amount of a hypothetical future debt issuance. These financial swaps net settle based on changes in a specified benchmark interest rate, acting as a hedge of changes in market interest rates that will impact specified anticipated debt issuances. These derivative instruments are designated as cash flow hedges for accounting purposes, with changes in fair value prior to occurrence of the hedged transactions recorded as other comprehensive loss.
As of Dec. 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2022, SPS had no unsettled interest rate derivatives.
Wholesale and Commodity Trading — SPS conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments, including derivatives. SPS is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy.
Derivative instruments entered into for trading purposes are presented in the statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations. This could include the purchase or sale of energy or energy-related products and FTRs.
The most significant derivative positions outstanding at December 31, 2022 and 2021 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
Gross notional amounts of FTRs:

(Amounts in Millions) (a)	Dec. 31, 2022	Dec. 31, 2021
MWh of electricity	8	8
(a)Not reflective of net positions in the underlying commodities.
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
As of Dec. 31, 2022, two of SPS’ eight most significant counterparties for these activities, comprising $7 million or 23% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services, or Fitch Ratings.
Five of the eight most significant counterparties, comprising $24 million or 77% of this credit exposure, were not rated by these external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. These eight significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$(3)
Total	$(3)

Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	$28
Total	$28

Year Ended Dec. 31, 2020
Other derivative instruments
Electric commodity	$(7)
Total	$(7)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	2	(a)
Total	$2

Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	(20)	(a)
Total	$(20)
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
An immaterial amount of settlements were recorded in 2020. SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2022, 2021 and 2020.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$119	$119	$—	$119	$—	$—	$27	$27	$—	$27
Total current derivative assets	$—	$—	$119	$119	$—	119	$—	$—	$27	$27	$—	27
PPAs (b)						3						3
Current derivative instruments						$122						$30
Noncurrent derivative assets
PPAs (b)						$3						$6
Noncurrent derivative instruments						$3						$6
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$4						$4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						$2						$6
Noncurrent derivative instruments						$2						$6
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At Dec. 31, 2022 and 2021, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$27	$7	$12
Purchases (a)	248	10	23
Settlements (a)	(168)	(79)	(23)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	12	89	(5)
Balance at Dec. 31	$119	$27	$7
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2022		2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,211	$2,674	$3,013	$3,454

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2022 and 2021, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes SPS, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 4.69, 2.35 and 2.37 percent in 2022, 2021, and 2020, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2022 and 2021 were $11 million and $43 million, respectively, of which $1 million and $2 million was attributable to SPS in 2022 and 2021, respectively. In 2022 and 2021, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $17 million and $4 million, respectively, of which immaterial amounts were attributable to SPS.
Investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as long-term projected return levels by investment experts. Xcel Energy and SPS continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2022 were below the assumed level of 6.39%.
•Investment returns in 2021 were above the assumed level of 6.39%.
•Investment returns in 2020 were above the assumed level of 6.78%.
•In 2023, SPS’s expected investment-return assumption is 6.96%.
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

Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$21	$—	$—	$—	$21	$20	$—	$—	$—	$20
Commingled funds	144	—	—	129	273	202	—	—	169	371
Debt securities	—	115	—	—	115	—	148	1	—	149
Equity securities	7	—	—	—	7	10	—	—	—	10
Other	—	1	—	—	1	—	2	—	5	7
Total	$172	$116	$—	$129	$417	$232	$150	$1	$174	$557
(a)See Note 8 for further information on fair value measurement inputs and methods.

For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$3	$—	$—	$—	$3	$3	$—	$—	$—	$3
Insurance contracts	—	4	—	—	4	—	5	—	—	5
Commingled funds	5	—	—	6	11	6	—	—	7	13
Debt securities	—	18	—	—	18	—	22	—	—	22
Total	$8	$22	$—	$6	$36	$9	$27	$—	$7	$43
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2022 or 2021.
Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2021 to Dec. 31, 2022, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Change in Benefit Obligation:
Obligation at Jan. 1	$545	$562	$34	$38
Service cost	10	11	1	1
Interest cost	16	15	1	1
Actuarial gain	(123)	(13)	(8)	(3)
Plan participants’ contributions	—	—	1	—
Benefit payments	(34)	(30)	(3)	(3)
Obligation at Dec. 31	$414	$545	$26	$34
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$557	$527	$43	$44
Actual return on plan assets	(106)	46	(5)	1
Employer contributions	—	14	—	—
Plan participants’ contributions	—	—	1	1
Benefit payments	(34)	(30)	(3)	(3)
Fair value of plan assets at Dec. 31	$417	$557	$36	$43
Funded status of plans at Dec. 31	$3	$12	$10	$9
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	7	12	10	9
Noncurrent liabilities	(4)	—	—	—
Net amounts recognized	$3	$12	$10	$9

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2022	2021	2022	2021
Discount rate for year-end valuation	5.80%	3.08%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	5.30%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	4.90%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	7	4
Accumulated benefit obligation for the pension plan was $386 million and $506 million as of Dec. 31, 2022 and 2021, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$10	$11	$10	$1	$1	$1
Interest cost	16	15	18	1	1	1
Expected return on plan assets	(31)	(30)	(29)	(2)	(2)	(2)
Amortization of net loss (gain)	10	14	12	(1)	(1)	—
Settlement charge (a)	2	—	—	—	—	—
Net periodic pension cost	7	10	11	(1)	(1)	—
Effects of regulation	(1)	—	2	—	—	—
Net benefit cost recognized for financial reporting	$6	$10	$13	$(1)	$(1)	$—
Significant Assumptions Used to Measure Costs:
Discount rate	3.08%	2.71%	3.49%	3.09%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.39	6.39	6.78	4.10	4.10	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022, as a result of lump-sum distributions during each plan year, SPS recorded a total pension settlement charge of $2 million. An immaterial amount was recorded in the income statement in 2022. There were no settlement charges recorded to the qualified pension plans in 2021 or 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss (gain)	$145	$143	$(21)	$(19)
Prior service credit	(1)	(1)	—	(1)
Total	$144	$142	$(21)	$(20)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$2	$11	$—	$—
Noncurrent regulatory assets	142	131	—	—
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(20)	(19)
Total	$144	$142	$(21)	$(20)

Measurement date	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2020 - 2023 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2023, of which none was attributable to SPS.
•$50 million in 2022, of which none was attributable to SPS.
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
Xcel Energy’s voluntary postretirement funding contributions, of which the amounts attributable to SPS were immaterial, were as follows:
•$12 million expected in 2023.
•$13 million during 2022.
•$15 million during 2021.
•$11 million during 2020.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Domestic and international equity securities	33%	33%	16%	15%
Long-duration fixed income securities	38	37	—	—
Short-to-intermediate fixed income securities	9	11	71	71
Alternative investments	18	17	12	8
Cash	2	2	1	6
Total	100%	100%	100%	100%

The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — There were no significant plan amendments made in 2022 or 2020 which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2023	$33	$2
2024	31	2
2025	32	2
2026	31	2
2027	32	2
2028-2032	157	11
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $3 million in 2022, 2021 and 2020.

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
Other Litigation — In 2019, SPS and Xcel Energy Services, Inc. were served with a lawsuit related to a traffic accident that resulted in two fatalities in New Mexico. In July 2022, a confidential settlement was reached of approximately $50 million. No impact to earnings occurred, as the amounts were reimbursed by SPS’ insurers. An asset has been recorded to reflect the reimbursement within Prepayments and other current assets.
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
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, annual generation must exceed a net capacity factor of 48%. If annual generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2022, the full-year net capacity factor exceeded the guaranteed level, resulting in no refund liability for 2022.
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
Historical MGP, Landfill and Disposal Sites
SPS is remediating one former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Reasonable Progress Rule and BART— In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1, 2, and 3 and Tolk Units 1 and 2 participate in intrastate SO2 budget and trading program. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule. The EPA is reconsidering this rule. In October 2020, the TCEQ approved an agreement that SPS will convert the Harrington plant from coal to natural gas by Jan. 1, 2025.
AROs — AROs have been recorded for SPS’ assets, as follows:

	2022
(Millions of Dollars)	Jan. 1, 2022	Accretion	Cash Flow Revisions (a)	Dec. 31, 2022
Electric
Steam and other production	$54	$3	$26	$83
Wind	52	2	—	54
Distribution	10	—	—	10
Total liability	$116	$5	$26	$147
(a)In 2022, AROs were revised for changes in estimates of cash flows. Revisions in steam and other production AROs primarily related to changes in costs for steam production ponds remediation.

	2021
(Millions of Dollars)	Jan. 1, 2021	Accretion	Dec. 31, 2021 (a)
Electric
Steam and other production	$52	$2	$54
Wind	50	2	52
Distribution	10	—	10
Total liability	$112	$4	$116
(a)No AROs were revised in 2021.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2022. Therefore, an ARO has not been recorded for these facilities.
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
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
PPAs	$500	$500
Other	44	45
Gross operating lease ROU assets	544	545
Accumulated amortization	(110)	(82)
Net operating lease ROU assets	$434	$463
Components of lease expense:

(Millions of Dollars)	2022	2021	2020
Operating leases
PPA capacity payments	$53	$53	$48
Other operating leases (a)	4	4	3
Total operating lease expense (b)	$57	$57	$51
(a)Includes short-term lease expense of $1 million for 2022, 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.

Commitments under operating leases as of Dec. 31, 2022:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2023	$46	$3	$49
2024	46	3	49
2025	46	4	50
2026	46	4	50
2027	46	4	50
Thereafter	266	36	302
Total minimum obligation	496	54	550
Interest component of obligation	(102)	(14)	(116)
Present value of minimum obligation	394	40	434
Less current portion			(31)
Noncurrent operating and finance lease liabilities			$403

Weighted-average remaining lease term in years			11
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
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $12 million in 2022, 2021 and 2020.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices.
At Dec. 31, 2022, the estimated future payments for capacity that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2023	$13
2024	6
2025	—
2026	—
2027	—
Thereafter	—
Total	$19
Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2023 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2022:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2023	$201	$33	30
2024	133	—	16
2025	18	—	12
2026	19	—	6
2027	19	—	6
Thereafter	—	—	8
Total	$390	$33	$78
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2022 and 2021 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.
Fuel Contracts — SPS purchases all of its coal requirements for its Harrington and Tolk plants from TUCO Inc. under contracts that will expire in December 2024 and December 2027, respectively. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing, and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.
SPS has not provided any significant financial support to TUCO, other than contractual payments for delivered coal. However, the fuel contracts create a variable interest in TUCO due to SPS’ reimbursement of fuel procurement costs.
SPS has determined that TUCO is a VIE, however it has concluded that SPS is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact TUCO’s economic performance.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$238	$209	$200
Interest expense	1	—	—
Accounts receivable and payable with affiliates at Dec. 31 were:

	2022		2021
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$3	$—	$2	$—
PSCo	11	—	7	—
Other subsidiaries of Xcel Energy Inc.	1	23	—	16
	$15	$23	$9	$16

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
Internal Control Over Financial Reporting
No changes in SPS’ internal control over financial reporting occurred during SPS’ most recent fiscal quarter ended Dec. 31, 2022 that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2022 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Items 10, 11 and 12 of Part III of Form 10-K have been omitted from this report for SPS in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2022.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Balance Sheets — As of Dec. 31, 2022 and 2021.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2022, 2021 and 2020.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2022, 2021 and 2020.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan, (Chase Bank, as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York, (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.06*	Supplemental Indenture No. 3, dated as of June 1, 2014, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $150 million aggregate principal amount of 3.30% First Mortgage Bonds, Series No. 3 due June 15, 2024	SPS Form 8-K dated June 9, 2014	4.02
4.07*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.08*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.09*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.10*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.11*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee), creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.12*
Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052
		SPS Form 8-K dated May 31, 2022
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02

10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$12	$8	$5
Additions charged to costs and expenses	9	6	6
Additions charged to other accounts (a)	1	3	2
Deductions from reserves (b)	(9)	(5)	(5)
Balance at Dec. 31	$13	$12	$8
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 23, 2023	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ ADRIAN J. RODRIGUEZ
Robert C. Frenzel	Adrian J. Rodriguez
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Accounting Officer and Principal Financial Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.