Form 10-Q
period 2023-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2023-04-27
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
LES-FEA	Louisiana Energy Services & Federal Executive Agencies
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
ETR	Effective tax rate
FTR	Financial transmission right
FTY	Future test year
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
LP&L	Lubbock Power and Light
MGP	Manufactured Gas Plant
NMLCG	New Mexico Large Customer Group
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
OPL	Occidental Permian Ltd.
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating revenues	$508	$477

Operating expenses
Electric fuel and purchased power	245	237
Operating and maintenance expenses	80	72
Demand side management expenses	6	5
Depreciation and amortization	91	78
Taxes (other than income taxes)	25	25
Total operating expenses	447	417

Operating income	61	60

Allowance for funds used during construction — equity	1	—

Interest charges and financing costs
Interest charges — includes other financing costs of $1	34	29
Allowance for funds used during construction — debt	(1)	—
Total interest charges and financing costs	33	29

Income before income taxes	29	31
Income tax benefit	(25)	(21)
Net income	$54	$52

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$54	$52
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92	79
Deferred income taxes	(40)	(2)
Allowance for equity funds used during construction	(1)	—
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	23	(26)
Accrued unbilled revenues	(3)	—
Inventories	(14)	(6)
Prepayments and other	4	(8)
Accounts payable	(30)	—
Net regulatory assets and liabilities	108	3
Other current liabilities	(3)	(3)
Pension and other employee benefit obligations	(1)	1
Other, net	(3)	(3)
Net cash provided by operating activities	188	89

Investing activities
Utility capital/construction expenditures	(170)	(123)
Net cash used in investing activities	(170)	(123)

Financing activities
Repayments of short-term borrowings, net	44	75
Borrowings under utility money pool arrangement	5	202
Repayments under utility money pool arrangement	—	(193)
Capital contributions from parent	—	8
Dividends paid to parent	(66)	(58)
Net cash (used in) provided by financing activities	(17)	34

Net change in cash, cash equivalents and restricted cash	1	—
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$3	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(22)	$(21)
Cash (paid) received for income taxes, net	(11)	3

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$46	$38
Inventory transfers to property, plant and equipment	9	4
Allowance for equity funds used during construction	1	—

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$3	$2
Accounts receivable, net	140	167
Accounts receivable from affiliates	15	15
Accrued unbilled revenues	143	140
Inventories	66	61
Regulatory assets	143	217
Derivative instruments	26	122
Prepaid taxes	4	5
Prepayments and other	65	68
Total current assets	605	797

Property, plant and equipment, net	8,210	8,129

Other assets
Regulatory assets	344	359
Derivative instruments	2	3
Operating lease right-of-use assets	426	434
Other	28	26
Total other assets	800	822
Total assets	$9,615	$9,748

Liabilities and Equity
Current liabilities
Short-term debt	$78	$34
Borrowings under utility money pool arrangement	5	—
Accounts payable	170	209
Accounts payable to affiliates	18	23
Regulatory liabilities	67	148
Taxes accrued	47	61
Accrued interest	42	31
Dividends payable to parent	61	61
Derivative instruments	4	4
Operating lease liabilities	31	31
Other	58	58
Total current liabilities	581	660

Deferred credits and other liabilities
Deferred income taxes	702	739
Regulatory liabilities	720	715
Asset retirement obligations	148	147
Derivative instruments	1	2
Pension and employee benefit obligations	11	12
Operating lease liabilities	395	403
Other	8	9
Total deferred credits and other liabilities	1,985	2,027

Commitments and contingencies
Capitalization
Long-term debt	3,211	3,211
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	3,311	3,311
Retained earnings	528	540
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,838	3,850
Total liabilities and equity	$9,615	$9,748
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				52		52
Common dividends declared to parent				(53)		(53)
Contributions of capital by parent			8			8
Balance at March 31, 2022	100	$—	$3,099	$512	$(1)	$3,610

Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				54		54
Common dividends declared to parent				(66)		(66)
Balance at March 31, 2023	100	$—	$3,311	$528	$(1)	$3,838

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2023 and Dec. 31, 2022; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three months ended March 31, 2023 and 2022; and SPS’ cash flows for the three months ended March 31, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2023 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2022.
Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$153	$180
Less allowance for bad debts	(13)	(13)
Accounts receivable, net	$140	$167

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$47	$42
Fuel	19	19
Total inventories	$66	$61

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$10,254	$10,182
Plant to be retired (a)	260	266
CWIP	239	167
Total property, plant and equipment	10,753	10,615
Less accumulated depreciation	(2,543)	(2,486)
Property, plant and equipment, net	$8,210	$8,129
(a)Amounts include Tolk and coal generation assets at Harrington pending facility gas conversion and are reported net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
SPS meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy.
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$100	$100
Amount outstanding at period end	5	—
Average amount outstanding	—	35
Maximum amount outstanding	5	100
Weighted average interest rate, computed on a daily basis	4.59%	0.44%
Weighted average interest rate at period end	4.59	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$500	$500
Amount outstanding at period end	78	34
Average amount outstanding	88	100
Maximum amount outstanding	118	324
Weighted average interest rate, computed on a daily basis	4.86%	0.79%
Weighted average interest rate at period end	5.58	4.55
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2023 and Dec. 31, 2022, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, SPS must have a revolving credit facility equal or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of March 31, 2023, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$80	$420
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2023 and Dec. 31, 2022.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Major revenue types
Revenue from contracts with customers:
Residential	$101	$97
Commercial and Industrial	267	222
Other	12	8
Total retail	380	327
Wholesale	45	69
Transmission	74	72
Other	—	3
Total revenue from contracts with customers	499	471
Alternative revenue and other	9	6
Total revenues	$508	$477

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.3	2.5
Increases (decreases):
Wind PTCs (a)	(105.5)	(87.2)
Plant regulatory differences (b)	(3.7)	(4.0)
Amortization of excess nonplant deferred taxes	0.3	(1.1)
Other (net)	(0.6)	1.1
Effective income tax rate	(86.2)%	(67.7)%
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
As of March 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2023, SPS had no unsettled interest rate derivatives.
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
Results of derivative instrument transactions entered into for trading purposes are presented in the statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — SPS enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric utility operations. This could include the purchase or sale of energy or energy-related products and FTRs.
The most significant derivative positions outstanding at March 31, 2023 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
Gross notional amounts of FTRs:

Amounts in Millions (a)	March 31, 2023	Dec. 31, 2022
Megawatt hours of electricity	3	8
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
At March 31, 2023, four of the ten most significant counterparties for these activities, comprising $10 million, or 31%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $23 million , or 69%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Other derivative instruments
Electric commodity	$(75)
Total	$(75)

Three Months Ended March 31, 2022
Other derivative instruments
Electric commodity	$1
Total	$1

Pre-Tax Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Other derivative instruments
Electric commodity	68	(a)
Total	$68

Three Months Ended March 31, 2022
Other derivative instruments
Electric commodity	12	(a)
Total	$12
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
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$23	$23	$—	$23	$—	$—	$119	$119	$—	$119
Total current derivative assets	$—	$—	$23	$23	$—	23	$—	$—	$119	$119	$—	119
PPAs (b)						3						3
Current derivative instruments						$26						$122
Noncurrent derivative assets
PPAs (b)						2						3
Noncurrent derivative instruments						$2						$3
Current derivative liabilities
PPAs (b)						4						4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						1						2
Noncurrent derivative instruments						$1						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At March 31, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$119	$27
Purchases (a)	6	4
Settlements (a)	(16)	(33)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(86)	34
Balance at March 31	$23	$32
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of March 31, 2023, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,211	$2,770	$3,211	$2,674
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	6	4
Expected return on plan assets (a)	(8)	(8)
Amortization of net loss (a)	—	3
Net periodic benefit cost	$—	$1
Effects of regulation	1	1
Net benefit cost recognized for financial reporting	$1	$2

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2023, contributions totaling $50 million were made across Xcel Energy’s pension plans, none of which was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2023.

9. Commitments and Contingencies
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
In 2018, SPS’ appeal to the D.C. Circuit over the FERC rulings granting SPP the right to recover previously unbilled charges was remanded to the FERC. In 2019, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In 2020, SPP and Oklahoma Gas & Electric separately filed petitions for review of the FERC’s orders at the D.C. Circuit. In 2021, the D.C. Circuit issued a decision denying these appeals and upholding the FERC’s orders. Refunds received by SPS are expected to be given back to SPS customers through future rates.
In 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in 2018. The FERC subsequently issued a tolling order granting a rehearing for further consideration. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In 2020, SPS filed a petition for review of the FERC’s 2018 orders at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. SPS has appealed that order. That appeal has been combined with SPS’ prior appeal.
Environmental
MGP, Landfill and Disposal Sites
SPS is remediating one former disposal site. SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Regional Haze Rules — In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1, 2, and 3 and Tolk Units 1 and 2 participate in intrastate SO2 budget and trading program. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule. The EPA is reconsidering this rule and a proposal for reconsideration is anticipated in the second quarter of 2023.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	1	2
Total operating lease expense (b)	$14	$15
(a)Includes immaterial short-term lease expense for 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$485	$52	$537
Interest component of obligation	(98)	(13)	(111)
Present value of minimum obligation	$387	$39	426
Less current portion			(31)
Noncurrent operating lease liabilities			$395
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both March 31, 2023 and Dec. 31, 2022 with entities that have been determined to be variable interest entities. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three months ended March 31, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was approximately $54 million for the three months ended March 31, 2023 compared with approximately $52 million for the prior year. The increase largely reflects recovery of electric infrastructure investment and strong sales growth, partially offset by higher depreciation and O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Electric revenues	$508	$477
Electric fuel and purchased power	(245)	(237)
Electric margin	$263	$240
Changes in Electric Margin

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes (Texas and New Mexico)	$24
Sales and demand	11
Wholesale transmission (net)	6
PTCs flowed back to customers (offset by lower ETR)	(8)
Estimated impact of weather	(4)
Other (net)	(6)
Total increase	$23
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $8 million for the first quarter. The increase was primarily due to previously deferred amounts related to the 2021 Texas rate case and inflationary impacts.
Depreciation and Amortization — Depreciation and amortization increased $13 million for the first quarter. The increase is primarily due to the 2021 Texas Rate Case depreciation deferral, system expansion and the implementation of new depreciation rates.

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
Pending and Recently Concluded Regulatory Proceedings
2022 New Mexico Electric Rate Case — In November 2022, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $78 million, or 10%. The request is based on a FTY ending June 30, 2024, a ROE of 10.75%, an equity ratio of 54.7% and rate base of $2.4 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2032 to 2028. In March 2023, the NMPRC issued an Order extending the suspension period by one month. Additionally, SPS filed a supplemental filing, which decreased the requested increase to $76 million.
On April 21, 2023, the following parties filed testimony: NMPRC staff, OPL, AG, NMLCG, LES-FEA and Walmart, with all except Walmart providing a proposed revenue change.

(Millions of Dollars)	NMPRC Staff	OPL	AG	NMLCG	LES-FEA
SPS direct testimony	$76	$76	$76	$76	$76

Recommended base rate adjustments:
Test year present revenues and allocators	(1)	2	(1)	1	(47)
ROE (a)	(24)	(29)	(37)	(29)	(21)
Capital structure	—	(22)	—	(22)	—
Adjustment to FTY plant additions/rate base items	—	(4)	(10)	(5)	—
Tolk Generating Station depreciation expense	—	(7)	—	(7)	(11)
Other, net	(14)	(1)	(19)	(13)	—
Total adjustments	(39)	(61)	(67)	(75)	(79)
Total proposed revenue change	$37	$15	$9	$1	$(3)
(a)AG recommends a reduction of $37 million reflecting its combined recommendation for ROE and capital structure.

Recommended Position	NMPRC Staff	OPL	AG	NMLCG	LES-FEA	Walmart
ROE	9.35%	8.70%	9.00%	8.70%	9.40%	9.61%
Equity Ratio	54.70	45.00	50.57	45.00	54.70	N/A
Next steps in the revised procedural schedule are as follows:
•Rebuttal testimony: May 10, 2023.
•Stipulation: May 17, 2023.
•Hearing: June 20, 2023.
•End of rate suspension: Oct. 19, 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed an electric rate case with the Public Utility Commission of Texas (PUCT) seeking an increase in base rate revenue of $149 million (13%). In March 2023, SPS updated the filing based on a historical test year period ended Dec. 31, 2022, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects further acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
the next steps in the procedural schedule are as follows:
•Intervenor direct testimony: August 4, 2023.
•Staff direct testimony: August 11, 2023.
•Rebuttal testimony: August 25, 2023.
•Hearings: Sept. 12-21, 2023.
•Proposed findings: Oct. 25, 2023.
A PUCT decision is expected in the first quarter of 2024.
Contract Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (to the benefit of SPS’ remaining customers). LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement has received PUCT approval and is pending FERC approval.
2022 All-Source RFP — In 2022, SPS issued an RFP, which seeks up to 947 MW of new or existing capacity resources to provide replacement capacity for retiring units and meet SPS’ growing capacity needs through 2027. SPS has received bids and is currently reviewing the proposals. SPS will file for the approval of successful proposals in the third quarter of 2023.
Texas Fuel Reconciliation — In 2021, SPS filed to recover $88 million of Winter Storm Uri costs over 24 months, as part of the Texas fuel surcharge filing, with total under-recovered costs of $121 million. In April 2022, interim rates designed to recover $121 million over 30 months were approved, subject to PUCT approval through the triennial Fuel Reconciliation proceeding.
In November 2022, the ALJs found that costs were prudently incurred and recommended no disallowances. In March 2023, the PUCT issued a Final Order which fully adopted the recommended decision with no disallowances of costs.
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

Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters. Full 2023 impacts and mitigation plans are currently being evaluated.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and, in some cases, may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. SPS continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.

Environmental
Clean Air Act
NOx Allowance Allocations — In March 2023, after disapproving state implementation plans, the EPA released a prepublication version of the final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Texas as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact SPS fossil fuel-fired electric generating facilities in the states within our service territory. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, SPS anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS has joined other impacted companies in litigation challenging the EPA’ disapproval of Texas’ state implementation plans.
GHG Emissions Limits — It is anticipated the EPA will propose rules to limit GHG emissions from new fossil fuel-fired electric generating units and natural gas-fired stationary combustion units under Clean Air Act Section 111(b) as well as emission guidelines under Clean Air Act Section 111(d) to limit GHG emissions from existing fossil fuel-fired electric generating units in 2023.
If any new rules require additional investment, SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In February 2023, the EPA entered into a Consent Decree committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time or to determine no such rules are necessary by that date.
If proposed rules are issued, the EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until proposed rules are issued, it is not certain what the impact will be on SPS.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. SPS does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals.
The proposed rules could result in new obligations for investigation and cleanup. SPS is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.

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
As of March 31, 2023, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2022, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Southwestern Public Service Company

4/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)