Form 10-Q
period 2023-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2023-07-27
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
ALJ	Administrative Law Judge
BART	Best available retrofit technology
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
LP&L	Lubbock Power and Light
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating revenues	$496	$658	$1,004	$1,135

Operating expenses
Electric fuel and purchased power	211	282	456	519
Operating and maintenance expenses	69	87	149	159
Demand side management expenses	4	6	10	11
Depreciation and amortization	92	132	183	210
Taxes (other than income taxes)	24	33	49	58
Total operating expenses	400	540	847	957

Operating income	96	118	157	178

Other income, net	1	1	1	1
Allowance for funds used during construction — equity	2	1	3	1

Interest charges and financing costs
Interest charges and other financing costs	37	46	71	75
Allowance for funds used during construction — debt	(2)	(1)	(3)	(1)
Total interest charges and financing costs	35	45	68	74

Income before income taxes	64	75	93	106
Income tax benefit	(17)	(18)	(42)	(39)
Net income	$81	$93	$135	$145

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$135	$145
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	184	211
Deferred income taxes	(77)	(19)
Allowance for equity funds used during construction	(3)	(1)
Provision for bad debts	6	4
Changes in operating assets and liabilities:
Accounts receivable	3	(56)
Accrued unbilled revenues	(12)	(27)
Inventories	(23)	(15)
Prepayments and other	7	11
Accounts payable	(21)	35
Net regulatory assets and liabilities	194	(30)
Other current liabilities	(10)	8
Pension and other employee benefit obligations	—	1
Other, net	(4)	(2)
Net cash provided by operating activities	379	265

Investing activities
Utility capital/construction expenditures	(351)	(260)
Net cash used in investing activities	(351)	(260)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	34	(137)
Proceeds from issuance of long-term debt, net	—	196
Borrowings under utility money pool arrangement	174	258
Repayments under utility money pool arrangement	(74)	(349)
Capital contributions from parent	—	209
Dividends paid to parent	(163)	(110)
Net cash (used in) provided by financing activities	(29)	67

Net change in cash, cash equivalents and restricted cash	(1)	72
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$1	$73

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(65)	$(71)
Cash (paid) received for income taxes, net	(35)	26

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$41	$36
Inventory transfers to property, plant and equipment	17	7
Allowance for equity funds used during construction	3	1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$1	$2
Accounts receivable, net	156	167
Accounts receivable from affiliates	24	15
Accrued unbilled revenues	152	140
Inventories	67	61
Regulatory assets	78	217
Derivative instruments	86	122
Prepaid taxes	5	5
Prepayments and other	61	68
Total current assets	630	797

Property, plant and equipment, net	8,313	8,129

Other assets
Regulatory assets	337	359
Derivative instruments	2	3
Operating lease right-of-use assets	419	434
Other	30	26
Total other assets	788	822
Total assets	$9,731	$9,748

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$350	$—
Short-term debt	68	34
Borrowings under utility money pool arrangement	100	—
Accounts payable	169	209
Accounts payable to affiliates	24	23
Regulatory liabilities	134	148
Taxes accrued	52	61
Accrued interest	31	31
Dividends payable to parent	67	61
Derivative instruments	4	4
Operating lease liabilities	32	31
Other	56	58
Total current liabilities	1,087	660

Deferred credits and other liabilities
Deferred income taxes	669	739
Regulatory liabilities	731	715
Asset retirement obligations	150	147
Derivative instruments	—	2
Pension and employee benefit obligations	12	12
Operating lease liabilities	387	403
Other	8	9
Total deferred credits and other liabilities	1,957	2,027

Commitments and contingencies
Capitalization
Long-term debt	2,862	3,211
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	3,319	3,311
Retained earnings	507	540
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,825	3,850
Total liabilities and equity	$9,731	$9,748
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2022	100	$—	$3,099	$512	$(1)	$3,610
Net income				93		93
Common dividends declared to parent				(58)		(58)
Contributions of capital by parent			202			202
Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847

Balance at March 31, 2023	100	$—	$3,311	$528	$(1)	$3,838
Net income				81		81
Common dividends declared to parent				(102)		(102)
Contributions of capital by parent			8			8
Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				145		145
Dividends declared to parent				(111)		(111)
Contributions of capital by parent			210			210
Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847

Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				135		135
Dividends declared to parent				(168)		(168)
Contributions of capital by parent			8			8
Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2023 and Dec. 31, 2022; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2023 and 2022; and SPS’ cash flows for the six months ended June 30, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2023 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2023.
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

2. Accounting Pronouncements
As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’ financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$170	$180
Less allowance for bad debts	(14)	(13)
Accounts receivable, net	$156	$167

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$51	$42
Fuel	16	19
Total inventories	$67	$61

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$10,451	$10,182
Plant to be retired (a)	254	266
CWIP	215	167
Total property, plant and equipment	10,920	10,615
Less accumulated depreciation	(2,607)	(2,486)
Property, plant and equipment, net	$8,313	$8,129
(a)Amounts include Tolk and coal generation assets at Harrington pending facility gas conversion. Amounts are reported net of accumulated depreciation.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$100	$100
Amount outstanding at period end	100	—
Average amount outstanding	96	35
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	4.88%	0.44%
Weighted average interest rate at period end	5.01	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$500	$500
Amount outstanding at period end	68	34
Average amount outstanding	47	100
Maximum amount outstanding	78	324
Weighted average interest rate, computed on a daily basis	5.23%	0.79%
Weighted average interest rate at period end	5.26	4.55
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2023 and Dec. 31, 2022, there were $2 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, SPS must have a revolving credit facility equal to or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of June 30, 2023, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$70	$430
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2023 and Dec. 31, 2022.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Major revenue types
Revenue from contracts with customers:
Residential	$91	$100
Commercial and Industrial	257	264
Other	14	13
Total retail	362	377
Wholesale	51	109
Transmission	72	74
Other	2	3
Total revenue from contracts with customers	487	563
Alternative revenue and other	9	95
Total revenues	$496	$658

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Major revenue types
Revenue from contracts with customers:
Residential	$192	$197
Commercial and Industrial	524	486
Other	26	21
Total retail	742	704
Wholesale	96	178
Transmission	146	146
Other	2	6
Total revenue from contracts with customers	986	1,034
Alternative revenue and other	18	101
Total revenues	$1,004	$1,135

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.2	2.5
(Decreases) increases:
Wind PTCs (a)	(65.2)	(55.8)
Plant regulatory differences (b)	(3.5)	(4.0)
Amortization of excess nonplant deferred taxes	0.3	(1.1)
Other (net)	—	0.6
Effective income tax rate	(45.2)%	(36.8)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
Interest Rate Derivatives — SPS enters into contracts that effectively fix the interest rate on a specified principal amount of a hypothetical future debt issuance. These financial swaps net settle based on changes in a specified benchmark interest rate, acting as a hedge of changes in market interest rates that will impact specified anticipated debt issuances. These derivative instruments are designated as cash flow hedges for accounting purposes, with changes in fair value prior to occurrence of the hedged transactions recorded as other comprehensive income.
As of June 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2023, SPS had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at June 30, 2023 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
Gross notional amounts of FTRs:

Amounts in Millions (a)	June 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	17	8
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
As of June 30, 2023, four of the ten most significant counterparties for these activities, comprising $12 million, or 34%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $23 million, or 66%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Nine of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$(8)
Total	$(8)

Six Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$(83)
Total	$(83)

Three Months Ended June 30, 2022
Other derivative instruments
Electric commodity	$92
Total	$92

Six Months Ended June 30, 2022
Other derivative instruments
Electric commodity	$93
Total	$93

Pre-Tax Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Other derivative instruments
Electric commodity	4	(a)
Total	$4

Six Months Ended June 30, 2023
Other derivative instruments
Electric commodity	72	(a)
Total	$72

Three Months Ended June 30, 2022
Other derivative instruments
Electric commodity	24	(a)
Total	$24

Six Months Ended June 30, 2022
Other derivative instruments
Electric commodity	34	(a)
Total	$34
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
SPS had no derivative instruments designated as fair value hedges during the six months ended June 30, 2023 and immaterial derivative instruments designated as fair value hedges during the six months ended June 30, 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$83	$83	$—	$83	$—	$—	$119	$119	$—	$119
Total current derivative assets	$—	$—	$83	$83	$—	83	$—	$—	$119	$119	$—	119
PPAs (b)						3						3
Current derivative instruments						$86						$122
Noncurrent derivative assets
PPAs (b)						2						3
Noncurrent derivative instruments						$2						$3
Current derivative liabilities
PPAs (b)						4						4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						—						2
Noncurrent derivative instruments						$—						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at April 1	$23	$32
Purchases (a)	68	232
Settlements (a)	(32)	(85)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	24	105
Balance at June 30	$83	$284

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$119	$27
Purchases (a)	74	237
Settlements (a)	(48)	(94)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(62)	114
Balance at June 30	$83	$284
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of June 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,212	$2,678	$3,211	$2,674
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$3	$—	$—
Interest cost (a)	6	4	—	1
Expected return on plan assets (a)	(8)	(7)	—	(1)
Amortization of net loss (a)	—	2	—	—
Net periodic benefit cost	$—	$2	$—	$—
Effects of regulation	1	(1)	—	—
Net benefit cost recognized for financial reporting	$1	$1	$—	$—

	Six Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3	$5	$—	$—
Interest cost (a)	12	8	1	1
Expected return on plan assets (a)	(16)	(15)	(1)	(1)
Amortization of net loss (a)	1	5	—	—
Net periodic benefit (credit) cost	$—	$3	$—	$—
Effects of regulation	2	—	—	—
Net benefit cost recognized for financial reporting	$2	$3	$—	$—
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
Other Litigation — In 2019, SPS and Xcel Energy Services, Inc. were served with a lawsuit related to a traffic accident that resulted in two fatalities in New Mexico. In July 2022, a confidential settlement was reached of approximately $50 million. No impact to earnings occurred, as the amounts will be reimbursed by SPS’ insurers. An asset has been recorded to reflect the reimbursement within Prepayments and other current assets.
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
Environmental
MGP, Landfill and Disposal Sites
SPS is investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under coal ash regulations.
SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, after disapproving state implementation plans, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact SPS’ fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, SPS anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS has joined other impacted companies in litigation challenging the EPA’s disapproval of Texas’ state implementation plan. Currently, the regulation is under a judicial stay for Texas and not applicable to SPS until litigation concludes.
Regional Haze Rules — In 2016, the EPA adopted a final rule establishing a federal implementation plan for reasonable further progress under the regional haze program for the state of Texas. The rule imposes SO2 emission limitations which would require the installation of dry scrubbers on Tolk Units 1 and 2; compliance would have been required by February 2021. SPS appealed the EPA’s decision and obtained a stay of the final rule. In July 2023, the EPA issued a prepublication proposed rule to address the first planning period for the Clean Air Act regional haze reasonable further progress requirements in Texas. As proposed, no additional controls are required at SPS generating facilities.
In 2017, the EPA adopted a final BART rule for Texas. Under that rule, Harrington Units 1 and 2 participate in an intrastate SO2 budget trading program to meet BART requirements. The rule also implemented participation in a federal ozone season NOx budget and trading program, named the Cross State Air Pollution Rule. The EPA has proposed to require installation of SO2 controls as BART rather than participation in the trading program. For Harrington Units 1 and 2, EPA has alternatively proposed that Harrington may comply with the SO2 control requirements by agreeing to include the planned January 1, 2025 gas conversion in the federal plan.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$14	$13
Other operating leases (a)	1	1
Total operating lease expense (b)	$15	$14
(a)Includes $1 million of short-term lease expense for 2023 and an immaterial short-term lease expense for 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$27	$26
Other operating leases (a)	2	3
Total operating lease expense (b)	$29	$29
(a)Includes $1 million of short-term lease expense for 2023 and an immaterial short-term lease expense for 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

Commitments under operating leases as of June 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$474	$51	$525
Interest component of obligation	(93)	(13)	(106)
Present value of minimum obligation	$381	$38	419
Less current portion			(32)
Noncurrent operating lease liabilities			$387
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both June 30, 2023 and Dec. 31, 2022 with entities that have been determined to be variable interest entities. SPS concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2041.

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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and six months ended June 30, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was approximately $135 million for the six months ended June 30, 2023 compared with approximately $145 million for the prior year. The impact of regulatory rate outcomes and sales growth was more than offset by unfavorable weather, increased depreciation and interest expenses (excluding the impact of the prior year Texas rate case surcharge amounts).
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Electric revenues	$1,004	$1,135
Electric fuel and purchased power	(456)	(519)
Electric margin	$548	$616
Changes in Electric Margin

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Revenue recognition for the Texas rate case surcharge (a)	$(85)
Estimated impact of weather	(16)
Firm wholesale	(11)
Regulatory rate outcomes (Texas and New Mexico)	24
Sales and demand	14
Other (net)	6
Total decrease	$(68)
(a)The decline in electric margin is due to the recognition of the Texas rate case outcome in the second quarter of 2022, which was largely offset by recognition of previously deferred costs.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses decreased $10 million year-to-date. The decrease was primarily due to the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022 (offset in Electric revenues).
Depreciation and Amortization — Depreciation and amortization decreased $27 million year-to-date. The decrease is primarily due to the recognition of previously deferred depreciation costs associated with the Texas Electric Rate Case in 2022 (approximately $40 million), partially offset by system expansion.

Taxes (Other than Income Taxes) — Taxes (other than income taxes) decreased $9 million year-to-date, primarily due to the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2022.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2022 New Mexico Electric Rate Case — In November 2022, SPS filed a New Mexico electric rate case seeking a revenue increase of $78 million, or 10%. In May 2023, SPS revised its request to $75 million. The request is based on a ROE of 10.75%, an equity ratio of 54.7%, a future test year ending June 30, 2024, rate base of $2.4 billion and acceleration of the Tolk coal plant depreciation life from 2032 to 2028.
In May 2023, SPS, Staff, and various parties filed a contested comprehensive stipulation. Two environmental advocacy organizations, opposed the stipulation. However, one intervenor withdrew their opposition and abstained. Hearings were held in June 2023.
Terms of the contested stipulation include:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•Acceleration of Tolk coal plant depreciation life to 2028.
A NMPRC decision is anticipated in the fourth quarter of 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $149 million (13%). In March 2023, SPS updated the filing, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects the acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
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
2022 All-Source RFP — In July 2023, SPS filed a recommended portfolio, which includes 418 MW of self-build solar projects. A decision from PUCT and NMPRC is expected in mid-2024.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters. As a result of delays, SPS projects impacts to deployment schedules into 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. SPS continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.

Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Action Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on SPS. SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
SPS provided comments related to both efforts described above through its regulatory coalitions. Final rules are expected in 2024. Costs are uncertain until a final rule is published.
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
As of June 30, 2023, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

Southwestern Public Service Company

7/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)