Form 10-Q
period 2023-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2023-10-27
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
BART	Best available retrofit technology
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
LP&L	Lubbock Power and Light
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Operating revenues	$677	$741	$1,681	$1,876

Operating expenses
Electric fuel and purchased power	271	362	727	881
Operating and maintenance expenses	73	79	222	238
Demand side management expenses	6	7	16	18
Depreciation and amortization	90	89	273	299
Taxes (other than income taxes)	25	26	74	84
Total operating expenses	465	563	1,312	1,520

Operating income	212	178	369	356

Other expense, net	(1)	(3)	—	(2)
Allowance for funds used during construction — equity	2	1	5	2

Interest charges and financing costs
Interest charges and other financing costs	36	33	107	108
Allowance for funds used during construction — debt	(2)	—	(5)	(1)
Total interest charges and financing costs	34	33	102	107

Income before income taxes	179	143	272	249
Income tax expense (benefit)	12	5	(30)	(34)
Net income	$167	$138	$302	$283

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2023	2022
Operating activities
Net income	$302	$283
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	275	302
Deferred income taxes	(88)	21
Allowance for equity funds used during construction	(5)	(2)
Provision for bad debts	9	6
Changes in operating assets and liabilities:
Accounts receivable	(26)	(69)
Accrued unbilled revenues	(22)	(28)
Inventories	(16)	(14)
Prepayments and other	39	(5)
Accounts payable	(9)	49
Net regulatory assets and liabilities	223	(73)
Other current liabilities	35	30
Pension and other employee benefit obligations	(3)	1
Other, net	(4)	(2)
Net cash provided by operating activities	710	499

Investing activities
Utility capital/construction expenditures	(552)	(405)
Investments in utility money pool arrangement	—	(133)
Repayments from utility money pool arrangement	—	113
Net cash used in investing activities	(552)	(425)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	(34)	(137)
Proceeds from issuance of long-term debt, net	98	196
Borrowings under utility money pool arrangement	266	262
Repayments under utility money pool arrangement	(266)	(353)
Capital contributions from parent	53	210
Dividends paid to parent	(229)	(250)
Net cash used in financing activities	(112)	(72)

Net change in cash, cash equivalents and restricted cash	46	2
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$48	$3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(86)	$(94)
Cash (paid) received for income taxes, net	(50)	45

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$45	$40
Inventory transfers to property, plant and equipment	8	8
Allowance for equity funds used during construction	5	2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$48	$2
Accounts receivable, net	176	167
Accounts receivable from affiliates	15	15
Accrued unbilled revenues	162	140
Inventories	68	61
Regulatory assets	35	217
Derivative instruments	66	122
Prepaid taxes	2	5
Prepayments and other	32	68
Total current assets	604	797

Property, plant and equipment, net	8,425	8,129

Other assets
Regulatory assets	347	359
Derivative instruments	1	3
Operating lease right-of-use assets	411	434
Other	30	26
Total other assets	789	822
Total assets	$9,818	$9,748

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$350	$—
Short-term debt	—	34
Accounts payable	191	209
Accounts payable to affiliates	18	23
Regulatory liabilities	100	148
Taxes accrued	84	61
Accrued interest	42	31
Dividends payable to parent	69	61
Derivative instruments	4	4
Operating lease liabilities	32	31
Other	57	58
Total current liabilities	947	660

Deferred credits and other liabilities
Deferred income taxes	663	739
Regulatory liabilities	738	715
Asset retirement obligations	152	147
Derivative instruments	—	2
Pension and employee benefit obligations	9	12
Operating lease liabilities	379	403
Other	8	9
Total deferred credits and other liabilities	1,949	2,027

Commitments and contingencies
Capitalization
Long-term debt	2,961	3,211
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	3,358	3,311
Retained earnings	604	540
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,961	3,850
Total liabilities and equity	$9,818	$9,748
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2023 and 2022
Balance at June 30, 2022	100	$—	$3,301	$547	$(1)	$3,847
Net income				138		138
Common dividends declared to parent				(150)		(150)
Balance at Sept. 30, 2022	100	$—	$3,301	$535	$(1)	$3,835

Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825
Net income				167		167
Common dividends declared to parent				(70)		(70)
Contributions of capital by parent			39			39
Balance at Sept. 30, 2023	100	$—	$3,358	$604	$(1)	$3,961

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603
Net income				283		283
Dividends declared to parent				(261)		(261)
Contributions of capital by parent			210			210
Balance at Sept. 30, 2022	100	$—	$3,301	$535	$(1)	$3,835

Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				302		302
Dividends declared to parent				(238)		(238)
Contributions of capital by parent			47			47
Balance at Sept. 30, 2023	100	$—	$3,358	$604	$(1)	$3,961

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2023 and Dec. 31, 2022; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2023 and 2022; and SPS’ cash flows for the nine months ended Sept. 30, 2023 and 2022.
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

2. Accounting Pronouncements
As of Sept. 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on SPS’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$191	$180
Less allowance for bad debts	(15)	(13)
Accounts receivable, net	$176	$167

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$55	$42
Fuel	13	19
Total inventories	$68	$61

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$10,555	$10,182
Plant to be retired (a)	251	266
CWIP	293	167
Total property, plant and equipment	11,099	10,615
Less accumulated depreciation	(2,674)	(2,486)
Property, plant and equipment, net	$8,425	$8,129
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$100	$100
Amount outstanding at period end	—	—
Average amount outstanding	73	35
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	5.19%	0.44%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$500	$500
Amount outstanding at period end	—	34
Average amount outstanding	47	100
Maximum amount outstanding	119	324
Weighted average interest rate, computed on a daily basis	5.35%	0.79%
Weighted average interest rate at period end	N/A	4.55
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2023 and Dec. 31, 2022.
Long-Term Borrowings
During the nine months ended September 30, 2023, SPS issued $100 million of 6.00% first mortgage bonds due September 15, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Major revenue types
Revenue from contracts with customers:
Residential	$164	$159
Commercial and Industrial	319	325
Other	18	17
Total retail	501	501
Wholesale	88	149
Transmission	81	80
Total revenue from contracts with customers	670	730
Alternative revenue and other	7	11
Total revenues	$677	$741

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Major revenue types
Revenue from contracts with customers:
Residential	$356	$356
Commercial and Industrial	843	811
Other	44	38
Total retail	1,243	1,205
Wholesale	184	327
Transmission	227	226
Other	2	6
Total revenue from contracts with customers	1,656	1,764
Alternative revenue and other	25	112
Total revenues	$1,681	$1,876

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.3
(Decreases) increases:
Wind PTCs (a)	(31.4)	(31.8)
Plant regulatory differences (b)	(3.4)	(3.7)
Amortization of excess nonplant deferred taxes	0.3	(0.9)
Other (net)	—	(0.6)
Effective income tax rate	(11.0)%	(13.7)%
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
As of Sept. 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2023, SPS had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at Sept. 30, 2023 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
Gross notional amounts of FTRs:

Amounts in Millions (a)	Sept. 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	11	8
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
As of Sept. 30, 2023, four of the ten most significant counterparties for these activities, comprising $10 million, or 30%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $23 million, or 69%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Nine of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Other derivative instruments
Electric commodity	$(4)
Total	$(4)

Nine Months Ended Sept. 30, 2023
Other derivative instruments
Electric commodity	$(87)
Total	$(87)

Three Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	$(13)
Total	$(13)

Nine Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	$80
Total	$80

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Other derivative instruments
Electric commodity	6	(a)
Total	$6

Nine Months Ended Sept. 30, 2023
Other derivative instruments
Electric commodity	78	(a)
Total	$78

Three Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	8	(a)
Total	$8

Nine Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	(26)	(a)
Total	$(26)
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
SPS had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2023 and immaterial derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2022.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$63	$63	$—	$63	$—	$—	$119	$119	$—	$119
Total current derivative assets	$—	$—	$63	$63	$—	63	$—	$—	$119	$119	$—	119
PPAs (b)						3						3
Current derivative instruments						$66						$122
Noncurrent derivative assets
PPAs (b)						1						3
Noncurrent derivative instruments						$1						$3
Current derivative liabilities
PPAs (b)						4						4
Current derivative instruments						$4						$4
Noncurrent derivative liabilities
PPAs (b)						—						2
Noncurrent derivative instruments						$—						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at July 1	$83	$284
Purchases (a)	1	4
Settlements (a)	(18)	(22)
Net transactions recorded during the period:
Net losses recognized as regulatory assets and liabilities (a)	(3)	(32)
Balance at Sept. 30	$63	$234

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$119	$27
Purchases (a)	75	241
Settlements (a)	(66)	(116)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(65)	82
Balance at Sept. 30	$63	$234
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Sept. 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,311	$2,580	$3,211	$2,674
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$2	$—	$—
Interest cost (a)	5	4	—	—
Expected return on plan assets (a)	(8)	(8)	—	—
Amortization of net loss (a)	—	3	—	(1)
Settlement charge (b)	—	2	—	—
Net periodic benefit (credit) cost	$(1)	$3	$—	$(1)
Effects of regulation	1	(1)	—	—
Net benefit cost recognized for financial reporting	$—	$2	$—	$(1)

	Nine Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$7	$—	$—
Interest cost (a)	17	12	1	1
Expected return on plan assets (a)	(24)	(23)	(1)	(1)
Amortization of net loss (gain) (a)	1	8	—	(1)
Settlement charge (b)	—	2	—	—
Net periodic (credit) benefit cost	$(1)	$6	$—	$(1)
Effects of regulation	3	(1)	—	—
Net benefit cost recognized for financial reporting	$2	$5	$—	$(1)

(a)The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022, as a result of lump-sum distributions during the 2022 plan year, SPS recorded a pension settlement charge of $2 million, the majority of which was not recognized in earnings due to the effects of rate making.
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
In 2019, the FERC reversed its decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. Refunds received by SPS are expected to be given back to SPS customers through future rates. An appeal is now pending at the Eighth Circuit, in which a group of entities is challenging FERC’s decision to order refunds for these charges. SPS has intervened in that appellate proceeding in support of FERC.
In 2017, SPS filed a separate related complaint asserting SPP assessed upgrade charges to SPS in violation of the SPP OATT. In 2018, the FERC issued an order denying the SPS complaint. SPS filed a request for rehearing in 2018. The FERC subsequently issued a tolling order granting a rehearing for further consideration. If SPS’ complaint results in additional charges or refunds, SPS will seek to recover or refund the amount through future SPS customer rates. In 2020, SPS filed a petition for review of the FERC’s 2018 orders at the D.C. Circuit. In February 2022, FERC issued an order rejecting SPS’ request for hearing. In August 2023, the D.C. Circuit issued a decision upholding these decisions by FERC.
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
Regional Haze Rules — The EPA has proposed rules addressing Regional Haze compliance in Texas, which address requirements for reasonable progress at Tolk and BART at Harrington. As proposed, these rules would not require additional controls at either facility, in part due to the conversion of Harrington to gas in 2025 and the planned retirement of Tolk. These rules will be monitored until final versions are published.
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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$40	$39
Other operating leases (a)	3	4
Total operating lease expense (b)	$43	$43
(a)Includes immaterial short-term lease expense for both 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$462	$51	$513
Interest component of obligation	(89)	(13)	(102)
Present value of minimum obligation	$373	$38	411
Less current portion			(32)
Noncurrent operating lease liabilities			$379
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

Results of Operations
SPS’ net income was approximately $302 million for the nine months ended Sept. 30, 2023 compared with approximately $283 million for the prior year. The impact of regulatory rate outcomes and sales growth was partially offset by unfavorable weather, increased depreciation and interest expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Electric revenues	$1,681	$1,876
Electric fuel and purchased power	(727)	(881)
Electric margin	$954	$995
Changes in Electric Margin

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Revenue recognition for the Texas rate case surcharge (a)	$(85)
PTCs flowed back to customers (offset by a lower ETR)	(12)
Estimated impact of weather	(11)
Firm wholesale	(10)
Sales and demand	28
Regulatory rate outcomes (Texas and New Mexico)	24
Wholesale transmission (net)	20
Other (net)	5
Total decrease	$(41)
(a)The decline in electric margin is due to the recognition of the Texas rate case outcome in the second quarter of 2022, which was largely offset by recognition of previously deferred costs.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses decreased $16 million year-to-date. The decrease was primarily due to change in deferred costs associated with the Texas rate cases (offset in electric revenues).
Depreciation and Amortization — Depreciation and amortization decreased $26 million year-to-date. The decrease is primarily due to the recognition of previously deferred depreciation costs associated with the Texas Electric Rate Case in 2022 (approximately $40 million), partially offset by system expansion.
Taxes (Other than Income Taxes) — Taxes (other than income taxes) decreased $10 million year-to-date, primarily due to the change in deferred costs associated with the Texas rate cases.
Interest Charges — Interest charges decreased $1 million year-to-date, primarily due to recognition of previously deferred costs associated with the Texas Electric Rate Case (offset in Electric revenues), offset by higher interest rates and increased long-term debt levels.

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
In October 2023, the NMPRC approved a settlement between SPS, NMPRC Staff, and various parties, which included the following terms:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•Acceleration of Tolk coal plant depreciation life to 2028.
Rates went into effect in October 2023.
2023 Texas Electric Rate Case — In February 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $149 million. In March 2023, SPS updated the filing, which increased the rate revenue request to $158 million (14% impact to customer bills). The request is based on a ROE of 10.65%, an equity ratio of 54.6% and retail rate base of $3.6 billion. Additionally, the request reflects the acceleration of the Tolk coal plant depreciation life from 2034 to 2028. SPS is requesting a surcharge from July 13, 2023 through the effective date of new base rates.
In September 2023, SPS and various parties reached a settlement in principle regarding the overall revenue requirement and key terms. The parties are still completing cost allocation and rate design settlement details and will file the settlement assuming finalization of remaining issues.
A PUCT decision is expected in the first quarter of 2024.
SPS and LP&L Termination — SPS and LP&L have a 25-year, 170 MW partial requirements contract. In May 2021, SPS and LP&L finalized a settlement which would terminate the contract upon LP&L’s move from the SPP to the Electric Reliability Council of Texas (expected in 2023). The settlement agreement requires LP&L to pay SPS $78 million (to the benefit of SPS’ remaining customers). LP&L would remain obligated to pay for SPP transmission charges associated with LP&L’s load in SPP. The agreement has received PUCT approval. In September 2023, SPS received FERC approval.
2022 All-Source RFP — In July 2023, SPS filed a recommended portfolio, which includes 418 MW of self-build solar projects. A decision from PUCT and NMPRC is expected in mid-2024.
New Mexico Resource Plan — On Oct. 13, 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and secures replacement energy and capacity for retiring resources. SPS presented three load forecasts ranging from a low load growth scenario to a stakeholder-driven high load growth forecast (the “Electrification Forecast”). Based on these forecast scenarios, SPS’ initial IRP modeling projects a total resource need ranging from approximately 5,300 MW to 10,200 MW by 2030. Upon acceptance of the IRP, SPS expects to issue an RFP for new generation in mid-2024. The RFP will be evaluated in the latter half of 2024 with project selection expected in early 2025.
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
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.

An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Act Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on SPS. SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2023.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

10/27/23	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)