Form 10-K
period 2023-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2024-02-21
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 21, 2024, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 9, 2024. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
BART	Best available retrofit technology
C&I	Commercial and Industrial
CCN	Certificates of Convenience and Necessity
CEO	Chief executive officer
CFO	Chief financial officer
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas

IPP	Independent power producing entity
ISO	Independent System Operator
ITC	Investment tax credit
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OATT	Open Access Transmission Tariff
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for Proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$9.9 billion
Rate Base (estimated)	$7.2 billion
GAAP ROE	9.80%
Electric generating capacity	5,100 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	24,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 29,478 (millions of KWh), 0.4 million customers and electric revenues of $2,152 million for 2023.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	13%	79%	21%
C&I	65%	19%	51%
Other	22%	2%	28%
Retail Sales/Revenue Statistics (a)

	2023		2022
KWH sales per retail customer	57,541		55,835
Revenue per retail customer	$3,914		$3,946
Residential revenue per KWh	11.86	¢	11.58	¢
C&I revenue per KWh	5.70	¢	6.04	¢
Total retail revenue per KWh	6.80	¢	7.07	¢
(a)See Note 6 to the financial statements for further information.

Owned and Purchased Energy Generation — 2023
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
See Item 2 — Properties for further information.
Wind
Wind Capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available
Owned — Owned and operated wind farms with corresponding capacity:

2023		2022
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	985	2	984
PPAs — Number of PPAs with capacity range:

2023		2022
PPAs	Range (MW)	PPAs	Range (MW)
16	1 — 250	17	1 — 250
Current contracted wind capacity for PPAs was 1,562 and 1,564 in 2023 and 2022, respectively.
In 2023, the average cost of wind energy was $6 per MWh for owned generation and $26 per MWh for existing PPAs. In 2022, the average cost of wind energy was $13 per MWh for owned generation and $27 per MWh for existing PPAs.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	28
Utility-Scale	192
Total	220
The average cost of solar energy under existing PPAs was $67 per MWh and $62 per MWh in 2023 and 2022, respectively.
SPS currently has approximately 400 MW of owned solar and storage under development, pending regulatory approval (expected to be placed in service in 2026 and 2027).
Fossil Fuel
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 2,100 MW of total 2023 net summer dependable capacity, which provided 22% of the SPS energy mix in 2023.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2024	Harrington (a)	1,018
2034	Tolk 1 (b)	532
2034	Tolk 2 (b)	535
(a)Reflects conversion from coal to natural gas.
(b)Tolk Unit 1 and 2 are approved to be retired early in 2034. The NMPRC has approved a retirement date of 2028. SPS has filed a Texas rate case settlement agreement pending PUCT approval for a retirement date of 2028.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2023	$2.73	48%
2022	2.37	59
Natural Gas
SPS has eight natural gas plants with approximately 2,000 MW of total 2023 net summer dependable capacity, which provided 41% of the SPS energy mix in 2023.
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

Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2023	$2.35	52%
2022	5.87	41
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2023		2022
4,372	Aug. 17	4,280	July 19
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. SPS owns more than 40,000 conductor miles of transmission lines across its service territory.
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
Emerging Environmental Regulation
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on SPS. SPS believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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

General
Seasonality
Demand for electric power is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, SPS’ operations have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer.
Competition
SPS is subject to public policies that promote competition and development of energy markets. SPS’ industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them in most jurisdictions.

Several states have incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to SPS’ electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. SPS’ wholesale customers can purchase energy from competing generation resources and transmission services from other service providers to serve their native load.
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

Employees
As of Dec. 31, 2023, SPS had 1,115 full-time employees and nine part-time employees, of which 790 were covered under collective-bargaining agreements.

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
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods, high winds and droughts.
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
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where SPS operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We require inputs such as coal, natural gas and water. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for SPS and our customers. Such impacts could include timing of projects and the potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
A significant disruption in supply could cause us to seek alternatives at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are passed through to customer bills could impact our ability to recover costs for other improvements and operations.
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
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market and decisions related to strategic workforce planning. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire, adequately train replacement employees, transfer knowledge/expertise or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our businesses have collective bargaining agreements with labor unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts. Such disruptions or any negotiated wage or benefit increases could have a material adverse impact to our results of operations, financial condition or cash flows.
National unionization efforts could affect our business, as an increase in unionized workers could challenge our operational efficiency and increase costs.
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
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. SPS does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.

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
Our credit ratings are subject to change and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flow and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, Midcontinent Independent System Operator, Inc., ERCOT and California ISO), in which any credit losses are socialized to all market participants.
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
If either S&P or Moody’s Investor Services were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2023, Xcel Energy Inc. and its utility subsidiaries had approximately $24.9 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2023, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$100 million for performance on tax credit sale agreements of its subsidiaries, with immaterial exposure.
•$75 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
The oil and gas industry represents our largest commercial and industrial customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
Health epidemics impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
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

A cybersecurity incident or security breach could have a material effect on our business.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
Cybersecurity incidents could harm our businesses by limiting our generation, transmission and distribution capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Generative Artificial Intelligence, such as large language models like ChatGPT, present a range of challenges and potential risks as we consider impacts to the business. These challenges involve navigating the complexities of creating and deploying AI models that generate content autonomously. Data privacy, legal concerns, and security issues are all risks as this technology continues to be adopted.
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cybersecurity threats or subsequent related actions. Cybersecurity incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cybersecurity incidents, including asset failure or unauthorized access to assets or information. A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cybersecurity threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties. In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cybersecurity or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
SPS is a wholly owned subsidiary of Xcel Energy. As such, its cybersecurity processes are maintained by Xcel Energy management and governed by its Board of Directors.
As described in Item 1A – Risk Factors, Xcel Energy operates in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure, as such, our business is subject to the risk of interruption by cybersecurity incidents that range from attacks common to most industries, such as phishing and denial-of-service, to attacks from more sophisticated adversaries, including nation state actors, that target the critical infrastructure used in the operation of our business.
Xcel Energy has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
Annually, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
Xcel Energy’s cybersecurity policies, standards, practices and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to Xcel Energy. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, Xcel Energy requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. Xcel Energy deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has extensive experience in critical infrastructure protection, including multiple years of experience with the Department of Defense. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown cybersecurity threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on a quarterly basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at each regular board meeting as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the Board conducts drills to practice its response in a possible emergency situation to ensure it is well prepared and positioned to perform in a possible crisis.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. As of Feb. 21, 2024 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 1 Unit	Natural Gas	1957 - 1965	183	(b)
Harrington-Amarillo, TX, 3 Units	Coal	1976 - 1980	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 1 Unit	Natural Gas	1952 - 1964	190	(b)
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	478	(c)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(c)
		Total	5,100
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Retired unit(s) in 2023.
(c)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023 SPS’ wind facilities had a weighted-average capacity factors of 48%.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2023:

Conductor Miles
Transmission
345 KV	11,701
230 KV	9,854
115 KV	14,896
Less than 115 KV	4,494
Total Transmission	40,945

Distribution
Less than 115 KV	23,965

Total	64,910
SPS had 454 electric utility transmission and distribution substations at Dec. 31, 2023.
SPS had 20 miles of natural gas utility transmission mains at Dec. 31, 2023.

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.
The dividends declared during 2023 and 2022 were as follows:

(Millions of Dollars)	2023	2022
First quarter	$66	$53
Second quarter	102	58
Third quarter	70	150
Fourth quarter	69	61

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that is adjusted from measures calculated and presented in accordance with GAAP.
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
We use this non-GAAP financial measure to evaluate and provide details of SPS’ core earnings and underlying performance. For instance, to present ongoing earnings, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. This non-GAAP financial measure should not be considered as an alternative to measures calculated and reported in accordance with GAAP.
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2023	2022
GAAP net income	$384	$349
Workforce reduction expenses	9	—
Less: tax effect of adjustment	(2)	—
Ongoing earnings	$391	$349
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs, and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $9 million was attributable to SPS. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.

Results of Operations
2023 Comparison with 2022
SPS’ GAAP net income was $384 million for 2023, compared with GAAP net income of $349 million for 2022. Ongoing net income was $391 million for 2023, compared to $349 million for 2022. Ongoing earnings were largely impacted by regulatory rate outcomes and sales growth, partially offset by increased depreciation, interest charges and unfavorable weather.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2023	2022
Electric revenues	$2,152	$2,426
Electric fuel and purchased power	(910)	(1,157)
Electric margin	$1,242	$1,269
Changes in Electric Margin

(Millions of Dollars)	2023 vs. 2022
Revenue recognition for the Texas rate case surcharge (a)	$(85)
PTCs flowed back to customers (offset by lower ETR)	(15)
Estimated impact of weather	(13)
Firm wholesale	(11)
Sales and demand	39
Regulatory rate outcomes (New Mexico and Texas)	30
Wholesale transmission (net)	30
Other (net)	(2)
Total decrease	$(27)
(a)Recognition of revenue from the Texas rate case outcome is largely offset by recognition of previously deferred costs, see Public Utility Regulation and Other for additional information.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses decreased $38 million in 2023. The decrease was primarily due to change in deferred costs associated with the Texas rate cases (offset in electric revenues).
Depreciation and Amortization — Depreciation and amortization decreased $20 million for 2023. The decrease is primarily due to the change in deferred depreciation costs associated with the Texas rate cases, partially offset by system expansion.
Interest Charges — Interest charges were flat for 2023, primarily due to recognition of previously deferred costs associated with the Texas Electric Rate Case (offset in Electric revenues), offset by higher interest rates and increased long-term debt levels.

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

NMPRC	Retail electric operations, retail rates and services and the construction of transmission or generation. Reviews Integrated Resource Plans for meeting future energy needs.
FERC
Wholesale electric operations, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.

SPP RTO and SPP Integrated and Wholesale Markets	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP integrated and wholesale markets. SPS is authorized to make wholesale electric sales at market-based prices.
DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Advanced Metering System Surcharge	Recovers costs incurred in deployment of the Advanced Metering System in Texas.
Consulting Fee Rider	Recovers consulting fees and carrying charges incurred by SPS on behalf of the PUCT.
Distribution Cost Recovery Factor	Recovers distribution costs not included in rates in Texas.
Electric Vehicle Rider	Recovers costs of the Transportation Electrification Plan in New Mexico.
Energy Efficiency Cost Recovery Factor	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
Fixed Fuel and Purchased Recovery Factor
Provides for the over- or under-recovery of energy expenses in Texas. Regulations require refunding or surcharging over- or under- recovery amounts, including interest, when they exceed 4% of the utility’s annual fuel and purchased energy costs on a rolling 12-month basis, if this condition is expected to continue.

Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Generation Cost Recovery Rider	Allows recovery of investment in power generation facilities outside of a base rate case proceeding.
Purchased Power Capacity Cost Recovery Factor	Allows recovery of purchased power capacity costs not included in Texas rates.
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
Wholesale Fuel and Purchased Energy Cost Adjustment
SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased energy cost adjustment clause accepted by the FERC. Wholesale customers also pay the jurisdictional allocation of production costs.

Pending and Recently Concluded Regulatory Proceedings
2022 New Mexico Electric Rate Case — In 2022, SPS filed a New Mexico electric rate case seeking a revised revenue increase of $75 million. The request was based on a ROE of 10.75%, an equity ratio of 54.7%, a future test year ending June 30, 2024 and rate base of $2.4 billion.
In October 2023, the NMPRC approved a settlement between SPS, NMPRC Staff, and various parties, which included the following terms:
•Base rate revenue increase of $33 million, based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.7%.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
Rates went into effect in October 2023.
2023 Texas Electric Rate Case — In 2023, SPS filed a Texas electric rate case seeking an increase in base rate revenue of $158 million (14%). The request was based on a ROE of 10.65%, an equity ratio of 54.6% and rate base of $3.6 billion. SPS requested a surcharge from July 13, 2023 through the effective date of new base rates.
In December 2023, SPS, PUCT Staff and intervenors filed a black box settlement. Key terms include:
•A base rate increase of $65 million effective back to July 13, 2023.
•A 9.55% ROE, a 54.51% equity ratio and a 7.11% WACC for purposes of calculating SPS’ allowance for funds used during construction.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
A PUCT decision is expected in the first half of 2024.
SPS and LP&L Termination — SPS and LP&L were parties to a 25-year, 170 MW partial requirements contract serving LP&L. In May 2021, SPS and LP&L finalized a settlement which terminated the contract upon LP&L’s move from the SPP to the ERCOT. Based on the approved de-escalation clause, LP&L paid SPS $66 million in January 2024 to the benefit of SPS’ remaining customers.
2022 All-Source RFP — In July 2023, SPS filed for approval of CCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. A decision from PUCT and NMPRC is expected in mid-2024.
The second portion of the portfolio includes a November 2023 filing for the approval of PPAs including 48 MW of battery energy storage and 230 MW of existing gas generation. Regulatory decisions on these PPA agreements are expected in Q3 2024.
New Mexico Resource Plan — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and secures replacement energy and capacity for retiring resources. Based on load forecast scenarios, SPS’ initial IRP modeling projects a total resource need ranging from approximately 5,300 MW to 10,200 MW by 2030. Upon acceptance of the IRP, SPS expects to issue an RFP for new generation in mid-2024. The RFP will be evaluated in the latter half of 2024 with portfolio selection expected in early 2025.
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
Natural Gas
SPS does not provide retail natural gas service, but purchases and transports natural gas for its generation facilities and operates limited natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines. SPS is subject to the jurisdiction of the FERC with respect to natural gas transactions in interstate commerce and the PHMSA, DOT and PUCT for pipeline safety compliance.
Wholesale and Commodity Marketing Operations
SPS conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. SPS uses physical and financial instruments to minimize commodity price risk and to hedge sales and purchases. Sharing of any margin is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.

Other
Supply Chain
SPS’ ability to meet customer energy requirements, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. Inflationary pressures, labor shortages, and the impact of geopolitical events have further exacerbated these disruptions. SPS continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Additionally, certain products, components, and equipment, particularly in renewables categories, originate in countries that could face tariffs, fines, or restrictions from government or other regulatory bodies and present a cost and supply risk until there is sufficient capacity and supply base with adequate capacity to meet US needs.
Electric Meters and Transformers
Supply chain issues associated with semiconductors delayed the availability of AMI meters, which led to a reduced number of meters deployed in 2022. SPS saw significant improvement in meter availability in 2023 and we expect normal conditions in 2024 and going forward. SPS expects to complete AMI meter deployment in 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases resulted in delays to projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. SPS continues to seek alternative suppliers and prioritize work plans to mitigate the impacts of supply constraints.
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation. It concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remains in effect until June 2024. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., due to implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

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
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense annually by an immaterial amount in 2023 and 2022.
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
At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $4 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $4 million. At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $12 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $12 million.
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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2023, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2024	Feb. 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southwestern Public Service Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2023 and 2022, the related statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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
•We read relevant regulatory orders issued by the Commissions for the Company, other regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2024

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating revenues	$2,152	$2,426	$2,465

Operating expenses
Electric fuel and purchased power	910	1,157	1,432
Operating and maintenance expenses	279	317	271
Demand side management expenses	20	23	17
Depreciation and amortization	368	388	300
Taxes (other than income taxes)	100	107	79
Workforce reduction expense	9	—	—
Total operating expenses	1,686	1,992	2,099

Operating income	466	434	366

Other income, net	2	—	1
Allowance for funds used during construction — equity	7	3	4

Interest charges and financing costs
Interest charges — includes other financing costs of $4, $4 and $4, respectively	143	143	114
Allowance for funds used during construction — debt	(7)	(2)	(2)
Total interest charges and financing costs	136	141	112

Income before income taxes	339	296	259
Income tax benefit	(45)	(53)	(59)
Net income	$384	$349	$318
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net income	$384	$349	$318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	373	391	303
Deferred income taxes	(133)	17	(47)
Allowance for equity funds used during construction	(7)	(3)	(4)
Provision for bad debts	11	9	6
Changes in operating assets and liabilities:
Accounts receivable	(67)	(67)	(29)
Accrued unbilled revenues	1	(16)	(10)
Inventories	(51)	(19)	(21)
Prepayments and other	39	(50)	16
Accounts payable	(37)	22	4
Net regulatory assets and liabilities	307	(5)	(154)
Other current liabilities	5	52	(1)
Pension and other employee benefit obligations	3	1	(18)
Other, net	(18)	(5)	(4)
Net cash provided by operating activities	810	676	359

Investing activities
Utility capital/construction expenditures	(714)	(578)	(580)
Investments in utility money pool arrangement	—	(176)	(83)
Receipts from utility money pool arrangement	—	176	83
Net cash used in investing activities	(714)	(578)	(580)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	41	(103)	(113)
Proceeds from issuance of long-term debt, net	98	196	247
Borrowings under utility money pool arrangement	371	336	539
Repayments under utility money pool arrangement	(344)	(427)	(448)
Capital contributions from parent	48	220	301
Dividends paid to parent	(309)	(319)	(310)
Net cash (used in) provided by financing activities	(95)	(97)	216

Net change in cash and cash equivalents	1	1	(5)
Cash, cash equivalents and restricted cash at beginning of period	2	1	6
Cash, cash equivalents and restricted cash at end of period	$3	$2	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(127)	$(137)	$(108)
Cash (paid) received for income taxes, net	(80)	81	21

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$56	$86	$37
Inventory transfers to property, plant and equipment	43	10	6
Allowance for equity funds used during construction	7	3	4
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$3	$2
Accounts receivable, net	222	167
Accounts receivable from affiliates	26	15
Accrued unbilled revenues	139	140
Inventories	69	61
Regulatory assets	30	217
Derivative instruments	42	122
Prepaid taxes	2	5
Prepayments and other	32	68
Total current assets	565	797

Property, plant and equipment, net	8,536	8,129

Other assets
Regulatory assets	349	359
Derivative instruments	—	3
Operating lease right-of-use assets	403	434
Other	28	26
Total other assets	780	822
Total assets	$9,881	$9,748

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$350	$—
Short-term debt	75	34
Borrowings under utility money pool arrangement	27	—
Accounts payable	188	209
Accounts payable to affiliates	7	23
Regulatory liabilities	116	148
Taxes accrued	77	61
Accrued interest	33	31
Dividends payable to parent	59	61
Derivative instruments	2	4
Operating lease liabilities	32	31
Other	42	58
Total current liabilities	1,008	660

Deferred credits and other liabilities
Deferred income taxes	622	739
Regulatory liabilities	761	715
Asset retirement obligations	153	147
Derivative instruments	—	2
Pension and employee benefit obligations	12	12
Operating lease liabilities	371	403
Other	7	9
Total deferred credits and other liabilities	1,926	2,027

Commitments and contingencies
Capitalization
Long-term debt	2,961	3,211
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	3,370	3,311
Retained earnings	617	540
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,986	3,850
Total liabilities and equity	$9,881	$9,748
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2020	100	$—	$2,790	$509	$(1)	$3,298

Net income				318		318
Common dividends declared to parent				(314)		(314)
Contribution of capital by parent			301			301
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603

Net income				349		349
Common dividends declared to parent				(322)		(322)
Contribution of capital by parent			220			220
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850

Net income				384		384
Common dividends declared to parent				(307)		(307)
Contribution of capital by parent			59			59
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
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
Use of Estimates — SPS uses estimates based on the best information available to record transactions and balances resulting from business operations.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, SPS may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on SPS’ results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — SPS accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities utilizing rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and SPS tax elections. For tax credits otherwise eligible to be recognized when earned, SPS considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740 Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense.
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
Interest and penalties related to income taxes are reported within Other income, net or interest charges in the statements of income.
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
See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs and replacement of items determined to be less than a unit of property are charged to expense as incurred.

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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was 3.4% in 2023, 3.4% in 2022 and 3.3% in 2021.
See Note 3 for further information.
AROs — SPS records AROs as a liability in the period incurred (if fair value can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
Estimated future expenditures to restore sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
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
As of Dec. 31, 2023 and 2022, the allowance for bad debts was $15 million and $13 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$56	$42
Fuel	13	19
Total inventories	$69	$61
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
Derivative Instruments — SPS uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives not qualifying for the normal purchases and normal sales exception are recorded on the balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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

2. Accounting Pronouncement
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and SPS does not expect implementation of the new disclosure guidance to have a material impact to its financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and SPS does not expect implementation of the new disclosure guidance to have a material impact to its financial statements. .

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$10,752	$10,182
Plant to be retired (a)	248	266
CWIP	226	167
Total property, plant and equipment	11,226	10,615
Less accumulated depreciation	(2,690)	(2,486)
Property, plant and equipment, net	$8,536	$8,129
(a)Amounts include Tolk Unit 1 and 2 and coal generation assets at Harrington pending facility gas conversion. Amounts are reported net of accumulated depreciation.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$2	$147	$2	$146
Net AROs (b)	1, 10	Various	—	59	—	48
Excess deferred taxes — TCJA	7	Various	1	47	1	48
Recoverable deferred taxes on AFUDC		Plant lives	—	44	—	40
Losses on reacquired debt		Term of related debt	1	18	1	19
Deferred electric energy/fuel costs		N/A	—	—	136	34
Other		Various	26	34	77	24
Total regulatory assets			$30	$349	$217	$359
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$—	$458	$—	$469
Plant removal costs	1, 10	Various	—	223	—	198
LP&L departure payment		Up to 10 years	33	33	—	—
Effects of regulation on employee benefit costs		Various	—	19	—	20
Formula rates		One to two years	13	10	10	8
Renewable resources and environmental initiatives		Various	—	8	—	14
Contract valuation adjustments (c)	1, 8	Less than one year	41	—	119	1
Deferred electric energy costs		Less than one year	15	—	—	—
Other		Various	14	10	19	5
Total regulatory liabilities			$116	$761	$148	$715
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
SPS’ regulatory assets not earning a return include past expenditures of $123 million and $48 million at Dec. 31, 2023 and 2022, respectively, which predominately relate to losses on reacquired debt, rate case expenses, and transmission-related deferrals and amortizations. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	27	27	—	91
Average amount outstanding	14	46	35	51
Maximum amount outstanding	44	100	100	100
Weighted average interest rate, computed on a daily basis	5.34%	5.04%	0.44%	0.05%
Weighted average interest rate at end of period	5.34	5.34	N/A	0.05

Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	75	75	34	137
Average amount outstanding	18	50	100	63
Maximum amount outstanding	95	119	324	342
Weighted average interest rate, computed on a daily basis	5.54%	5.12%	0.79%	0.21%
Weighted average interest rate at end of period	5.56	5.56	4.55	0.26
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2023 and 2022, there were $0 and $2 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2023	2022
46.1%	45.7%	$50	2
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
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2023, SPS was in compliance with all financial covenants.
SPS had the following committed credit facility available as of Dec. 31, 2023 (in millions) of dollars:

Credit Facility (a)	Drawn (b)	Available
$500	$75	$425
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2023 and 2022.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of SPS is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	3.30%	June 15, 2024	$150	$150
First mortgage bonds	3.30	June 15, 2024	200	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds	3.15	May 1, 2050	250	250
First mortgage bonds (a)	5.15	June 1, 2052	200	200
First mortgage bonds (b)	6.00	Sept. 15, 2053	100	—
Unamortized discount			(10)	(10)
Unamortized debt issuance cost			(29)	(29)
Current maturities			(350)	—
Total long-term debt			$2,961	$3,211
(a)2022 financing.
(b)2023 financing.
Maturities of long-term debt:

(Millions of Dollars)
2024	$350
2025	—
2026	—
2027	—
2028	—
Deferred Financing Costs — Deferred financing costs of approximately $29 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2023 and 2022, respectively.
Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2023 and 2022
10,000,000	1.00	—
Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.

Requirements and actuals as of Dec. 31, 2023:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2023
45.0%	55.0%	54.6%
(a)Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$617	million	$7,298	million	N/A
(a)SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2023	2022	2021
Major revenue types
Revenue from contracts with customers:
Residential	$442	$445	$375
C&I (a)	1,094	1,102	842
Other	58	51	38
Total retail	1,594	1,598	1,255
Wholesale	223	407	873
Transmission	296	296	287
Other	—	10	6
Total revenue from contracts with customers	2,113	2,311	2,421
Alternative revenue and other	39	115	44
Total revenues	$2,152	$2,426	$2,465
(a)In 2023, revenues from one C&I customer represented approximately 10.6% of total revenues.

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.4	2.3	2.5
Increases (decreases) in tax from:
Wind PTCs (a)	(33.5)	(35.9)	(39.7)
Plant regulatory differences (b)	(3.3)	(3.8)	(4.8)
Amortization of deficient/(excess) nonplant deferred taxes	0.3	(0.9)	(1.1)
Other, net	(0.2)	(0.6)	(0.7)
Effective income tax rate	(13.3)%	(17.9)%	(22.8)%
(a)Wind PTCs net of estimated transfer discounts. Gross wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Current federal tax expense (benefit)	$76	$(65)	$(11)
Current state tax expense (benefit)	12	(5)	(1)
Deferred federal tax (benefit) expense	(132)	3	(57)
Deferred state tax (benefit) expense	(1)	13	9
Deferred change in unrecognized tax expense	—	1	1
Total income tax benefit	$(45)	$(53)	$(59)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2023	2022	2021
Deferred tax (benefit) expense excluding items below	$(117)	$37	$(23)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(16)	(20)	(24)
Deferred tax (benefit) expense	$(133)	$17	$(47)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2023	2022 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$1,072	$1,015
Operating lease assets	90	97
Regulatory assets	51	61
Pension expense	32	33
Total deferred tax liabilities	$1,245	$1,206

Deferred tax assets:
Tax credit carryforward	$406	$294
Regulatory liabilities	95	98
Operating lease liabilities	90	97
Other employee benefits	6	6
Deferred fuel costs	5	(35)
NOL carryforward	—	2
Tax credit valuation allowances	(2)	—
Other	23	5
Total deferred tax assets	623	467
Net deferred tax liability	$622	$739
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2023	2022
Federal NOL carryforward	$—	$8
Federal tax credit carryforwards	406	294
Valuation allowances for federal credit carryforwards	(2)	—
State NOL carryforwards	3	4
Federal carryforward periods expire between 2038 and 2043 and state carryforward periods expire starting 2034.

Unrecognized Tax Benefits
Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2020	September 2024
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. As of Dec. 31, 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agrees with the report and re-recognized the related benefit in Dec. 2023.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2023, SPS’ earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Texas	2016, 2018	May 2024
Texas	2017	July 2025
Texas	2019	August 2024
In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2023, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Unrecognized tax benefit — Permanent tax positions	$5	$5
Unrecognized tax benefit — Temporary tax positions	—	4
Total unrecognized tax benefit	$5	$9
Changes in unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$9	$8	$7
Additions based on tax positions related to the current year	1	1	1
Reductions for tax positions of prior years	(5)	—	—
Balance at Dec. 31	$5	$9	$8
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
NOL and tax credit carryforwards	$(4)	$(8)
As IRS audits resume and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$(1)	$(1)
Interest expense related to unrecognized tax benefits	—	1	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$—	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2023, 2022 or 2021.

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
The most significant derivative positions outstanding at December 31, 2023 and 2022 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
Gross notional amounts of FTRs:

(Amounts in Millions) (a)	Dec. 31, 2023	Dec. 31, 2022
MWh of electricity	8	8
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
As of Dec. 31, 2023, two of SPS’ eight most significant counterparties for these activities, comprising $5 million or 19% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services, or Fitch Ratings.
Five of the eight most significant counterparties, comprising $23 million or 81% of this credit exposure, were not rated by these external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
These eight significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	$(88)
Total	$(88)
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$(3)
Total	$(3)
Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	$28
Total	$28

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	78	(a)
Total	$78
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	2	(a)
Total	$2
Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	(20)	(a)
Total	$(20)
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2023, 2022 and 2021.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$39	$39	$—	$39	$—	$—	$119	$119	$—	$119
Total current derivative assets	$—	$—	$39	$39	$—	39	$—	$—	$119	$119	$—	119
PPAs (b)						3						3
Current derivative instruments						$42						$122
Noncurrent derivative assets
PPAs (b)						$—						$3
Noncurrent derivative instruments						$—						$3
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$2						$4
Current derivative instruments						$2						$4
Noncurrent derivative liabilities
PPAs (b)						$—						$2
Noncurrent derivative instruments						$—						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At Dec. 31, 2023 and 2022, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$119	$27	$7
Purchases (a)	79	248	10
Settlements (a)	(89)	(168)	(79)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(70)	12	89
Balance at Dec. 31	$39	$119	$27
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2023		2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,311	$2,818	$3,211	$2,674

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2023 and 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.45, 4.69 and 2.35 percent in 2023, 2022, and 2021, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2023 and 2022 were $12 million and $11 million, respectively, of which $1 million was attributable to SPS in 2023 and 2022.
In 2023 and 2022, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $2 million and $17 million, respectively, of which immaterial amounts were attributable to SPS.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
Xcel Energy’s investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts. Xcel Energy and SPS continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2023 were above the assumed level of 6.96%.
•Investment returns in 2022 were below the assumed level of 6.39%.
•Investment returns in 2021 were above the assumed level of 6.39%.
•In 2024, SPS’ expected investment-return assumption is 6.97%.
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
State agencies also have issued guidelines to the funding of postretirement benefit costs. SPS is required to fund postretirement benefit plans for Texas and New Mexico equal to amounts collected in rates. These assets are invested in a manner consistent with the investment strategy for the pension plan.
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

Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$38	$—	$—	$—	$38	$21	$—	$—	$—	$21
Commingled funds	72	—	—	190	262	144	—	—	129	273
Debt securities	—	116	1	—	117	—	115	—	—	115
Equity securities	5	—	—	—	5	7	—	—	—	7
Other	—	(2)	—	—	(2)	—	1	—	—	1
Total	$115	$114	$1	$190	$420	$172	$116	$—	$129	$417
(a)See Note 8 for further information on fair value measurement inputs and methods.

For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$3	$—	$—	$—	$3	$3	$—	$—	$—	$3
Insurance contracts	—	5	—	—	5	—	4	—	—	4
Commingled funds	2	—	—	7	9	5	—	—	6	11
Debt securities	—	19	—	—	19	—	18	—	—	18
Total	$5	$24	$—	$7	$36	$8	$22	$—	$6	$36
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2023 and no assets were transferred in or out of Level 3 for 2022.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Change in Benefit Obligation:
Obligation at Jan. 1	$414	$545	$26	$34
Service cost	7	10	1	1
Interest cost	22	16	1	1
Actuarial (gain) loss	16	(123)	1	(8)
Plan participants’ contributions	—	—	1	1
Benefit payments	(34)	(34)	(4)	(3)
Obligation at Dec. 31	$425	$414	$26	$26
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$417	$557	$36	$43
Actual return on plan assets	37	(106)	3	(5)
Plan participants’ contributions	—	—	1	1
Benefit payments	(34)	(34)	(4)	(3)
Fair value of plan assets at Dec. 31	$420	$417	$36	$36
Funded status of plans at Dec. 31	$(5)	$3	$10	$10
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	1	7	10	10
Noncurrent liabilities	(6)	(4)	—	—
Net amounts recognized	$(5)	$3	$10	$10

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2023	2022	2023	2022
Discount rate for year-end valuation	5.49%	5.80%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	6	7
Accumulated benefit obligation for the pension plan was $395 million and $386 million as of Dec. 31, 2023 and 2022, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income, net in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$7	$10	$11	$1	$1	$1
Interest cost	22	16	15	1	1	1
Expected return on plan assets	(32)	(31)	(30)	(1)	(2)	(2)
Amortization of net loss (gain)	2	10	14	—	—	(1)
Settlement charge (a)	—	2	—	—	—	—
Net periodic pension cost	(1)	7	10	1	—	(1)
Effects of regulation	5	(1)	—	—	—	—
Net benefit cost recognized for financial reporting	$4	$6	$10	$1	$—	$(1)
Significant Assumptions Used to Measure Costs:
Discount rate	5.80%	3.08%	2.71%	5.80%	3.09%	2.65%
Expected average long-term increase in compensation level	4.25	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.96	6.39	6.39	5.00	4.10	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022, as a result of lump-sum distributions during each plan year, SPS recorded a total pension settlement charge of $2 million. An immaterial amount was recorded in the income statement in 2022. There were no settlement charges recorded to the qualified pension plans in 2023 or 2021.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss (gain)	$155	$145	$(20)	$(21)
Prior service credit	(1)	(1)	—	—
Total	$154	$144	$(20)	$(21)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$2	$2	$—	$—
Noncurrent regulatory assets	152	142	—	—
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(19)	(20)
Total	$154	$144	$(20)	$(21)

Measurement date	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2021 - 2024 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$100 million in January 2024, of which $3 million was attributable to SPS.
•$50 million in 2023, of which none was attributable to SPS.
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
Xcel Energy’s voluntary postretirement funding contributions, of which the amounts attributable to SPS were immaterial, were as follows:
•$11 million expected in 2024.
•$11 million during 2023.
•$13 million during 2022.
•$15 million during 2021.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	31	33	9	16
Alternative investments	20	18	13	12
Short-to-intermediate fixed income securities	9	9	77	71
Cash	2	2	1	1
Total	100%	100%	100%	100%

The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
There were no significant plan amendments made in 2022 which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes SPS, recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, the estimated SPS obligations for the program of $1 million for health plan subsidies and an immaterial amount for other medical benefits, each commencing in 2024, were recognized in the fourth quarter of 2023. These unfunded obligations are presented in other current liabilities and noncurrent pension and employee benefit obligations in the balance sheet as of Dec. 31, 2023.

Significant Assumptions to Measure Benefit Obligations:	2023
Discount rate for year-end valuation	5.50%
Mortality table	PRI-2012
Health care costs trend rate and ultimate trend assumption	7.00%
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2024	$36	$2
2025	29	2
2026	30	2
2027	31	2
2028	32	2
2029-2033	157	10
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $4 million in 2023, and $3 million in 2022 and 2021, respectively.

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
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, annual generation must exceed a net capacity factor of 48%. If annual generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2023, the full-year net capacity factor exceeded the guaranteed level, resulting in no refund liability for 2023.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact SPS’ fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, SPS anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
SPS has joined other companies in litigation challenging the EPA’s disapproval of Texas’ state implementation plan. Currently, the regulation is under a judicial stay for Texas and not applicable in that jurisdiction until litigation concludes.
In February 2024, the EPA proposed to partially disapprove New Mexico’s state implementation plan and bring New Mexico into the federal Good Neighbor plan. Xcel Energy continues to evaluate impacts to generation units at SPS.
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
AROs — AROs have been recorded for SPS’ assets, as follows:

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Dec. 31, 2023
Electric
Steam and other production	$83	$4	$87
Wind	54	2	56
Distribution	10	—	10
Total liability	$147	$6	$153

	2022
(Millions of Dollars)	Jan. 1, 2022	Accretion	Cash Flow Revisions (a)	Dec. 31, 2022
Electric
Steam and other production	$54	$3	$26	$83
Wind	52	2	—	54
Distribution	10	—	—	10
Total liability	$116	$5	$26	$147
(a) In 2022, AROs were revised for changes in estimates of cash flows. Revisions in steam and other production AROs primarily related to changes in costs for steam production ponds remediation.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2023. Therefore, an ARO has not been recorded for these facilities.
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
Most of SPS’ leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.4%). For currently existing asset classes, SPS has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
PPAs	$500	$500
Other	44	44
Gross operating lease ROU assets	544	544
Accumulated amortization	(141)	(110)
Net operating lease ROU assets	$403	$434

Components of lease expense:

(Millions of Dollars)	2023	2022	2021
Operating leases
PPA capacity payments	$53	$53	$53
Other operating leases (a)	4	4	4
Total operating lease expense (b)	$57	$57	$57
(a)Includes immaterial short-term lease expense for 2023, 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Commitments under operating leases as of Dec. 31, 2023:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2024	$46	$3	$49
2025	46	3	49
2026	46	3	49
2027	46	4	50
2028	46	4	50
Thereafter	220	33	253
Total minimum obligation	450	50	500
Interest component of obligation	(85)	(12)	(97)
Present value of minimum obligation	365	38	403
Less current portion			(32)
Noncurrent operating and finance lease liabilities			$371

Weighted-average remaining lease term in years			10
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
PPAs and Fuel Contracts
Non-Lease PPAs — SPS has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2026, contain minimum energy purchase requirements. Total energy payments on those contracts were $29 million in 2023.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $12 million in 2023, 2022 and 2021.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices.
At Dec. 31, 2023, the estimated future payments for capacity and energy that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2024	$14	$33
2025	16	40
2026	16	38
2027	—	—
2028	—	—
Thereafter	—	—
Total	$46	$111
(a)Excludes contingent energy payments for renewable energy PPAs.
Amounts exclude approximately $1 billion of minimum payments related to SPS’ extension of a non-lease PPA that otherwise expires in 2026, pending PUCT and NMPRC approvals to extend the agreement to 2039. Approval processes are expected to conclude in 2024.
Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2024 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2023:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2024	$86	$21	$33
2025	20	—	29
2026	20	—	24
2027	20	—	24
2028	20	—	17
Thereafter	—	—	6
Total	$166	$21	$133
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2023 and 2022 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$245	$238	$209
Interest expense	4	1	—
Accounts receivable and payable with affiliates at Dec. 31 were:

	2023		2022
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$4	$—	$3	$—
PSCo	11	—	11	—
Other subsidiaries of Xcel Energy Inc.	11	7	1	23
	$26	$7	$15	$23

12. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs, and streamline the organization for long-term success.
In September 2023, Xcel Energy announced a voluntary retirement program to a group of eligible non-bargaining employees, with an enhanced retirement package including certain health care and cash benefits for accepted employees. Approximately 400 employees retired under this program in December 2023.
In November 2023, Xcel Energy, Inc. also reduced its non-bargaining workforce by approximately 150 employees through an involuntary severance program.
In the fourth quarter of 2023, Xcel Energy recorded total expense of $72 million related to these workforce actions, of which $9 million was attributable to SPS. Expenses relate to the estimated cost of future health plan subsidies and other medical benefits for the voluntary retirement program, as well as severance and other employee payouts and legal and other professional fees.
For further information on the estimated obligations for future health plan subsidies and other medical benefits, see Note 9 to the financial statements.

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
Internal Control Over Financial Reporting
No changes in SPS’ internal control over financial reporting occurred during SPS’ most recent fiscal quarter ended Dec. 31, 2023 that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2023 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2023.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Balance Sheets — As of Dec. 31, 2023, 2022.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2023, 2022, and 2021.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan, (Chase Bank, as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York, (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.06*	Supplemental Indenture No. 3, dated as of June 1, 2014, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $150 million aggregate principal amount of 3.30% First Mortgage Bonds, Series No. 3 due June 15, 2024	SPS Form 8-K dated June 9, 2014	4.02
4.07*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.08*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.09*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02

4.10*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.11*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee), creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.12*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
4.13*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.10*+	First Amendment to Exhibit 10.09 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.11*+	Second Amendment to Exhibit 10.09 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.12*+	Third Amendment to Exhibit 10.09 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.13*+	Fourth Amendment to Exhibit 10.09 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.14*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.15*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.16+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.17*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.18+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.19*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2023	10.01
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.22*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.23*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$13	$12	$8
Additions charged to costs and expenses	11	9	6
Additions charged to other accounts (a)	1	1	3
Deductions from reserves (b)	(10)	(9)	(5)
Balance at Dec. 31	$15	$13	$12
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 21, 2024	/s/ BRIAN J. VAN ABEL
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