Form 10-Q
period 2024-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2024-04-25
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2024
Common Stock, $1.00 par value	100 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating revenues	$428	$508

Operating expenses
Electric fuel and purchased power	160	245
Operating and maintenance expenses	72	80
Demand side management expenses	6	6
Depreciation and amortization	99	91
Taxes (other than income taxes)	21	25
Total operating expenses	358	447

Operating income	70	61

Other expense, net	1	—
Allowance for funds used during construction — equity	2	1

Interest charges and financing costs
Interest charges and other financing costs	37	34
Allowance for funds used during construction — debt	(2)	(1)
Total interest charges and financing costs	35	33

Income before income taxes	38	29
Income tax benefit	(19)	(25)
Net income	$57	$54

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating activities
Net income	$57	$54
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100	92
Deferred income taxes	14	(40)
Allowance for equity funds used during construction	(2)	(1)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	79	23
Accrued unbilled revenues	2	(3)
Inventories	(13)	(14)
Prepayments and other	(7)	4
Accounts payable	3	(30)
Net regulatory assets and liabilities	15	108
Other current liabilities	(25)	(3)
Pension and other employee benefit obligations	(2)	(1)
Other, net	(15)	(3)
Net cash provided by operating activities	208	188

Investing activities
Utility capital/construction expenditures	(206)	(170)
Net cash used in investing activities	(206)	(170)

Financing activities
Proceeds from short-term borrowings, net	70	44
Borrowings under utility money pool arrangement	246	5
Repayments under utility money pool arrangement	(173)	—
Capital contributions from parent	12	—
Dividends paid to parent	(101)	(66)
Net cash used in financing activities	54	(17)

Net change in cash, cash equivalents and restricted cash	56	1
Cash, cash equivalents and restricted cash at beginning of period	3	2
Cash, cash equivalents and restricted cash at end of period	$59	$3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(25)	$(22)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	15	(11)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$55	$46
Inventory transfers to property, plant and equipment	10	9
Allowance for equity funds used during construction	2	1

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$59	$3
Accounts receivable, net	142	222
Accounts receivable from affiliates	14	26
Accrued unbilled revenues	137	139
Inventories	72	69
Regulatory assets	40	30
Derivative instruments	47	42
Prepaid taxes	4	2
Prepayments and other	258	32
Total current assets	773	565

Property, plant and equipment, net	8,658	8,536

Other assets
Regulatory assets	343	349
Derivative instruments	7	—
Operating lease right-of-use assets	395	403
Other	36	28
Total other assets	781	780
Total assets	$10,212	$9,881

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$350	$350
Short-term debt	145	75
Borrowings under utility money pool arrangement	100	27
Accounts payable	179	188
Accounts payable to affiliates	15	7
Regulatory liabilities	134	116
Taxes accrued	38	77
Accrued interest	42	33
Dividends payable to parent	47	59
Derivative instruments	1	2
Operating lease liabilities	33	32
Other	267	42
Total current liabilities	1,351	1,008

Deferred credits and other liabilities
Deferred income taxes	642	622
Regulatory liabilities	769	761
Asset retirement obligations	155	153
Pension and employee benefit obligations	9	12
Operating lease liabilities	362	371
Other	8	7
Total deferred credits and other liabilities	1,945	1,926

Commitments and contingencies
Capitalization
Long-term debt	2,962	2,961
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	3,370	3,370
Retained earnings	585	617
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	3,954	3,986
Total liabilities and equity	$10,212	$9,881
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				54		54
Common dividends declared to parent				(66)		(66)
Balance at March 31, 2023	100	$—	$3,311	$528	$(1)	$3,838

Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				57		57
Common dividends declared to parent				(89)		(89)
Balance at March 31, 2024	100	$—	$3,370	$585	$(1)	$3,954

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2024 and Dec. 31, 2023; the results of SPS’ operations, including the components of net income, cash flows and changes to stockholders’ equity for the three months ended March 31, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2024 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2023.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2023, filed with the SEC on Feb. 21, 2024.
Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. Xcel Energy does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$156	$237
Less allowance for bad debts	(14)	(15)
Accounts receivable, net	$142	$222

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$59	$56
Fuel	13	13
Total inventories	$72	$69

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$10,825	$10,752
Plant to be retired (a)	242	248
CWIP	352	226
Total property, plant and equipment	11,419	11,226
Less accumulated depreciation	(2,761)	(2,690)
Property, plant and equipment, net	$8,658	$8,536
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$100	$100
Amount outstanding at period end	100	27
Average amount outstanding	41	46
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	5.33%	5.04%
Weighted average interest rate at period end	5.33	5.34
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$500	$500
Amount outstanding at period end	145	75
Average amount outstanding	75	50
Maximum amount outstanding	156	119
Weighted average interest rate, computed on a daily basis	5.52%	5.12%
Weighted average interest rate at period end	5.52	5.56
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2024 and Dec. 31, 2023, there were no letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
As of March 31, 2024, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$145	$355
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2024 and Dec. 31, 2023.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$86	$101
Commercial and Industrial (a)	217	267
Other	9	12
Total retail	312	380
Wholesale	36	45
Transmission	71	74
Total revenue from contracts with customers	419	499
Alternative revenue and other	9	9
Total revenues	$428	$508
(a)In 2024, revenues from one C&I customer represented approximately 10.7% of total revenues.

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.3
(Decreases) increases:
Wind PTCs (a)	(69.7)	(105.5)
Plant regulatory differences (b)	(4.5)	(3.7)
Amortization of excess nonplant deferred taxes	0.3	0.3
Other (net)	0.4	(0.6)
Effective income tax rate	(50.0)%	(86.2)%
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
As of March 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2024, SPS had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at March 31, 2024 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2024, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	March 31, 2024	Dec. 31, 2023
Megawatt hours of electricity	10	8
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

As of March 31, 2024, three of the ten most significant counterparties for these activities, comprising $4 million, or 15%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $22 million, or 85%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Losses Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2024
Other derivative instruments
Electric commodity	$(1)
Total	$(1)

Three Months Ended March 31, 2023
Other derivative instruments
Electric commodity	$(75)
Total	$(75)

Pre-Tax Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2024
Other derivative instruments
Electric commodity	$8	(a)
Total	$8

Three Months Ended March 31, 2023
Other derivative instruments
Electric commodity	$68	(a)
Total	$68
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
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2024 and 2023.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$45	$45	$—	$45	$—	$—	$39	$39	$—	$39
Total current derivative assets	$—	$—	$45	$45	$—	45	$—	$—	$39	$39	$—	39
PPAs (b)						2						3
Current derivative instruments						$47						$42
Noncurrent derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$7	$—	$—	$7	$—	$—	$—	$—	$—	$—
Total noncurrent derivative assets	$—	$—	$7	$—	$—	$7	$—	$—	$—	$—	$—	$—
Current derivative liabilities
PPAs (b)						1						2
Current derivative instruments						$1						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At March 31, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$39	$119
Purchases (a)	3	6
Settlements (a)	(36)	(16)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	46	(86)
Balance at March 31	$52	$23
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of March 31, 2024, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,312	$2,696	$3,311	$2,818
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	5	6
Expected return on plan assets (a)	(8)	(8)
Amortization of net loss (a)	1	—
Net periodic benefit (credit) cost	$—	$—
Effects of regulation	1	1
Net benefit cost recognized for financial reporting	$1	$1

(a)The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2024, contributions totaling $100 million were made across Xcel Energy’s pension plans, $3 million of which was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2024.

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
2024 Smokehouse Creek Fire Complex
Beginning on February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which news reports indicate burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. SPS is continuing to conduct investigations into other potential ignitions associated with the Smokehouse Creek Fire Complex. According to the Texas A&M Forest Service’s Incident Viewer and news reports, as of March 19, 2024, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres.
On March 12, 2024, the Speaker of the Texas House of Representatives created the Investigative Committee on the Panhandle Wildfires (the “Investigative Committee”). The Investigative Committee held public hearings in Pampa, Texas, between April 2 and April 4, 2024, and stated that it plans to issue a report by early May 2024.
SPS is aware of approximately 15 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex, including one putative class action on behalf of persons or entities who owned rangelands or pastures that were damaged by the fire. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 46 claims for losses related to the Smokehouse Creek Fire Complex through its claims process.
Texas law does not apply strict liability in determining an electric utility company’s liability for fire-related damages. For negligence claims under Texas law, a public utility has a duty to exercise ordinary and reasonable care.

Potential liabilities related to the Smokehouse Creek Fire Complex depend on various factors, including the cause of the equipment failure and the extent and magnitude of potential damages, including damages to residential and commercial structures, personal property, vegetation, livestock and livestock feed (including replacement feed), personal injuries and any other damages, penalties, fines or restitution that may be imposed by courts or other governmental entities if SPS is found to have been negligent.
Based on the current state of the law and the facts and circumstances available to Xcel Energy as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly recorded a pre-tax charge in the amount of $215 million, presented in other current liabilities as of March 31, 2024 (before available insurance). The aggregate liability of $215 million for claims in connection with the Smokehouse Creek Fire Complex (before available insurance) corresponds to the lower end of the range of Xcel Energy’s reasonably estimable range of losses, and is subject to change based on additional information. This $215 million estimate does not include, among other things, amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) compensation claims for damage to trees, railroad lines, or oil and gas equipment, or (v) other amounts that are not reasonably estimable.
Xcel Energy is unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. In the event that SPS or Xcel Energy Services Inc. was found liable related to the litigation related to the Smokehouse Creek Fire Complex and was required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
The process for estimating losses associated with potential claims related to the Smokehouse Creek Fire Complex requires management to exercise significant judgment based on a number of assumptions and subjective factors, including the factors identified above and estimates based on currently available information and prior experience with wildfires. As more information becomes available, management estimates and assumptions regarding the potential financial impact of the Smokehouse Creek Fire Complex may change.
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. As of March 31, 2024, SPS has recorded an insurance receivable for $215 million within prepayments and other current assets. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
Site Remediation
Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. SPS may sometimes pay all or a portion of the cost to remediate sites where past activities of their predecessors or other parties have caused environmental contamination.
Environmental contingencies could arise from various situations, including sites of former MGPs; and third-party sites, such as landfills, for which SPS is alleged to have sent wastes to that site.
MGP, Landfill and Disposal Sites
SPS is investigating, remediating or performing post-closure actions at two historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
SPS has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact SPS’ fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
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
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$13	$13
Other operating leases (a)	1	1
Total operating lease expense (b)	$14	$14
(a)Includes immaterial short-term lease expense for 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$439	$49	$488
Interest component of obligation	(81)	(12)	(93)
Present value of minimum obligation	$358	$37	395
Less current portion			(33)
Noncurrent operating lease liabilities			$362
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both March 31, 2024 and Dec. 31, 2023 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.

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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three months ended March 31, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $57 million for the three months ended March 31, 2024 compared with $54 million for the prior year. The impact of regulatory rate outcomes and lower O&M expenses was partially offset by increased depreciation and interest expenses.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes. Electric revenues decreased $80 million for the first quarter.

(Millions of Dollars)	Three Months Ended March 31, 2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	$(87)
Wholesale transmission revenues	(3)
Regulatory rate outcomes	14
Sales and demand	7
Other (net)	(11)
Total decrease in electric revenues	$(80)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. However, these incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $85 million for the first quarter of 2024. The decrease is primarily due to timing of fuel recovery.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses decreased $8 million year-to-date. The decrease was primarily due to decreased labor and benefit costs and timing of maintenance at generating plants.
Depreciation and Amortization — Depreciation and amortization increased $8 million year-to-date. The increase is primarily due to normal system expansion and the implementation of new depreciation rates.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2023, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2023 Texas Electric Rate Case — In 2023, SPS filed an electric rate case with the PUCT seeking an increase in base rate revenue of $158 million (14%). The request was based on a ROE of 10.65%, an equity ratio of 54.6%, a retail rate base of $3.6 billion and a change in the Tolk coal plant depreciation life from 2034 to 2028.
In December 2023, SPS, PUCT Staff and intervenors filed a black box settlement. Key terms include:
•A base rate increase of $65 million effective back to July 13, 2023.
•A 9.55% ROE, a 54.51% equity ratio and a 7.11% WACC for purposes of calculating SPS’ allowance for funds used during construction and in other proceedings filed before the PUCT where a stated WACC is required.
•The reflection in rates of the retirement of Tolk Generation Station from 2034 to 2028.
•Establishment of a rate rider of approximately $18 million to be recovered over a three-year period for various deferred expenses.
Interim rates based on the settlement went into effect on February 1, 2024. On April 11, 2024, the PUCT unanimously approved the settlement without modification.
2022 All-Source RFP — In July 2023, SPS filed for approval of CCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. A decision from PUCT and NMPRC is expected in mid-2024.
The second portion of the portfolio includes a November 2023 filing for the approval of PPAs including 48 MW of battery energy storage and 230 MW of existing gas generation. Regulatory decisions on these PPA agreements are expected in the third quarter of 2024.
New Mexico Resource Plan — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. Based on load forecast scenarios, SPS’ initial IRP modeling projects a total resource need ranging from approximately 5,300 MW to 10,200 MW by 2030. In February 2024, the NMPRC accepted the IRP. SPS expects to issue an RFP for new generation in July 2024. The RFP will be evaluated in the latter half of 2024 with portfolio selection expected in early 2025.
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

An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act), disruptions in solar imports from key suppliers or any new trade complaint could impact project timelines and costs.
On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission. SPS continues to assess the impacts (if any) of this trade complaint on its business.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. SPS continues to evaluate the impact of these rules and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Final rules for all three proposals are expected in 2024 which could result in new obligations. Potential costs are uncertain until final rules are published and/or agency action is taken.

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
As of March 31, 2024, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2023, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

Southwestern Public Service Company

4/25/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)