Form 10-Q
period 2024-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2024-08-01
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CPCN	Certificate of Public Convenience and Necessity
DCRF	Distribution Cost Recover Factor
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating revenues	$458	$496	$886	$1,004

Operating expenses
Electric fuel and purchased power	103	211	263	456
Operating and maintenance expenses	83	69	155	149
Demand side management expenses	5	4	11	10
Depreciation and amortization	136	92	235	183
Taxes (other than income taxes)	29	24	50	49
Total operating expenses	356	400	714	847

Operating income	102	96	172	157

Other expense, net	4	1	5	1
Allowance for funds used during construction — equity	4	2	6	3

Interest charges and financing costs
Interest charges and other financing costs	41	37	78	71
Allowance for funds used during construction — debt	(2)	(2)	(4)	(3)
Total interest charges and financing costs	39	35	74	68

Income before income taxes	71	64	109	93
Income tax benefit	(18)	(17)	(37)	(42)
Net income	$89	$81	$146	$135

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2024	2023
Operating activities
Net income	$146	$135
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	237	184
Deferred income taxes	94	(77)
Allowance for equity funds used during construction	(6)	(3)
Provision for bad debts	3	6
Changes in operating assets and liabilities:
Accounts receivable	66	3
Accrued unbilled revenues	(19)	(12)
Inventories	(27)	(23)
Prepayments and other	(4)	7
Accounts payable	20	(21)
Net regulatory assets and liabilities	36	194
Other current liabilities	(25)	(10)
Pension and other employee benefit obligations	(2)	—
Other, net	(13)	(4)
Net cash provided by operating activities	506	379

Investing activities
Utility capital/construction expenditures	(428)	(351)
Net cash used in investing activities	(428)	(351)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(75)	34
Proceeds from issuance of long-term debt, net	588	—
Borrowings under utility money pool arrangement	437	174
Repayments under utility money pool arrangement	(464)	(74)
Capital contributions from parent	272	—
Repayment of long-term debt	(350)	—
Dividends paid to parent	(148)	(163)
Net cash provided by (used in) financing activities	260	(29)

Net change in cash, cash equivalents and restricted cash	338	(1)
Cash, cash equivalents and restricted cash at beginning of period	3	2
Cash, cash equivalents and restricted cash at end of period	$341	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(68)	$(65)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	117	(35)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$57	$41
Inventory transfers to property, plant and equipment	26	17
Allowance for equity funds used during construction	6	3

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$341	$3
Accounts receivable, net	157	222
Accounts receivable from affiliates	12	26
Accrued unbilled revenues	159	139
Inventories	70	69
Regulatory assets	51	30
Derivative instruments	148	42
Prepaid taxes	2	2
Prepayments and other	262	32
Total current assets	1,202	565

Property, plant and equipment, net	8,783	8,536

Other assets
Regulatory assets	349	349
Operating lease right-of-use assets	387	403
Other	43	28
Total other assets	779	780
Total assets	$10,764	$9,881

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$350
Short-term debt	—	75
Borrowings under utility money pool arrangement	—	27
Accounts payable	191	188
Accounts payable to affiliates	19	7
Regulatory liabilities	289	116
Taxes accrued	50	77
Accrued interest	35	33
Dividends payable to parent	46	59
Derivative instruments	—	2
Operating lease liabilities	33	32
Other	266	42
Total current liabilities	929	1,008

Deferred credits and other liabilities
Deferred income taxes	726	622
Regulatory liabilities	767	761
Asset retirement obligations	160	153
Pension and employee benefit obligations	9	12
Operating lease liabilities	354	371
Other	9	7
Total deferred credits and other liabilities	2,025	1,926

Commitments and contingencies
Capitalization
Long-term debt	3,550	2,961
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	3,633	3,370
Retained earnings	628	617
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,260	3,986
Total liabilities and equity	$10,764	$9,881
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2024 and 2023
Balance at March 31, 2023	100	$—	$3,311	$528	$(1)	$3,838
Net income				81		81
Common dividends declared to parent				(102)		(102)
Contributions of capital by parent			8			8
Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825

Balance at March 31, 2024	100	$—	$3,370	$585	$(1)	$3,954
Net income				89		89
Common dividends declared to parent				(46)		(46)
Contributions of capital by parent			263			263
Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				135		135
Dividends declared to parent				(168)		(168)
Contributions of capital by parent			8			8
Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825

Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				146		146
Dividends declared to parent				(135)		(135)
Contributions of capital by parent			263			263
Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2024 and Dec. 31, 2023; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2024 and 2023; and SPS’ cash flows for the six months ended June 30, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2024 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2023.
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
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. SPS does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$169	$237
Less allowance for bad debts	(12)	(15)
Accounts receivable, net	$157	$222

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$59	$56
Fuel	11	13
Total inventories	$70	$69

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$11,005	$10,752
Plant to be retired (a)	190	248
CWIP	420	226
Total property, plant and equipment	11,615	11,226
Less accumulated depreciation	(2,832)	(2,690)
Property, plant and equipment, net	$8,783	$8,536
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$100	$100
Amount outstanding at period end	—	27
Average amount outstanding	48	46
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	5.33%	5.04%
Weighted average interest rate at period end	N/A	5.34
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$500	$500
Amount outstanding at period end	—	75
Average amount outstanding	51	50
Maximum amount outstanding	160	119
Weighted average interest rate, computed on a daily basis	5.59%	5.12%
Weighted average interest rate at period end	N/A	5.56
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2024 and Dec. 31, 2023, there were no letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
As of June 30, 2024, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$—	$500
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the six months ended June 30, 2024 SPS issued $600 million of 6.00% First Mortgage Bonds due June 1, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$83	$91
Commercial and Industrial	219	257
Other	13	14
Total retail	315	362
Wholesale	30	51
Transmission	70	72
Other	1	2
Total revenue from contracts with customers	416	487
Alternative revenue and other	42	9
Total revenues	$458	$496

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$169	$192
Commercial and Industrial (a)	436	524
Other	22	26
Total retail	627	742
Wholesale	66	96
Transmission	141	146
Other	1	2
Total revenue from contracts with customers	835	986
Alternative revenue and other	51	18
Total revenues	$886	$1,004
(a)For the six months ended June 30, 2024, revenues from one C&I customer represented approximately 10.2% of total revenues.

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.5	2.2
(Decreases) increases:
Wind PTCs (a)	(53.2)	(65.2)
Plant regulatory differences (b)	(4.6)	(3.5)
Amortization of excess nonplant deferred taxes	0.3	0.3
Other, net	0.1	—
Effective income tax rate	(33.9)%	(45.2)%
(a)Wind PTCs net of estimated transfer discounts. Gross wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
As of June 30, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2024, SPS had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at June 30, 2024 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2024, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	June 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	16	8
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

As of June 30, 2024, two of the ten most significant counterparties for these activities, comprising $6 million, or 20%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $22 million, or 78%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
Three of these counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Other derivative instruments
Electric commodity	$41
Total	$41

Six Months Ended June 30, 2024
Other derivative instruments
Electric commodity	$40
Total	$40

Three Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$(8)
Total	$(8)

Six Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$(83)
Total	$(83)

Pre-Tax Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Other derivative instruments
Electric commodity	$(16)	(a)
Total	$(16)

Six Months Ended June 30, 2024
Other derivative instruments
Electric commodity	$(8)	(a)
Total	$(8)

Three Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$4	(a)
Total	$4

Six Months Ended June 30, 2023
Other derivative instruments
Electric commodity	$72	(a)
Total	$72
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
SPS had no derivative instruments designated as fair value hedges during the six months ended June 30, 2024 and 2023.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$146	$146	$—	$146	$—	$—	$39	$39	$—	$39
Total current derivative assets	$—	$—	$146	$146	$—	146	$—	$—	$39	$39	$—	39
PPAs (b)						2						3
Current derivative instruments						$148						$42
Current derivative liabilities
PPAs (b)						—						2
Current derivative instruments						$—						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at April 1	$52	$23
Purchases (a)	102	68
Settlements (a)	(83)	(32)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	75	24
Balance at June 30	$146	$83

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$39	$119
Purchases (a)	105	74
Settlements (a)	(119)	(48)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	121	(62)
Balance at June 30	$146	$83
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of June 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,550	$2,919	$3,311	$2,818
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$2	$—	$—
Interest cost (a)	6	6	1	—
Expected return on plan assets (a)	(8)	(8)	(1)	—
Net periodic benefit (credit) cost	—	—	—	—
Effects of regulation	(2)	1	—	—
Net benefit (credit) cost recognized for financial reporting	$(2)	$1	$—	$—

	Six Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4	$3	$—	$—
Interest cost (a)	11	12	1	1
Expected return on plan assets (a)	(16)	(16)	(1)	(1)
Amortization of net loss (a)	1	1	—	—
Net periodic benefit cost	—	—	—	—
Effects of regulation	(1)	2	—	—
Net benefit (credit) cost recognized for financial reporting	$(1)	$2	$—	$—
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
2024 Smokehouse Creek Fire Complex
On February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. According to the Texas A&M Forest Service’s Incident Viewer and news reports, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres.

SPS is aware of approximately 21 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex, including one putative class action on behalf of persons or entities who owned rangelands or pastures that were damaged by the fire. The complaints generally allege that SPS’s equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 141 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 43 of those claims. In July 2024, SPS reached a settlement of a complaint related to one of the two fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has accrued a $215 million estimated loss for the matter (before available insurance), presented in other current liabilities as of June 30, 2024.
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
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. In the event that SPS or Xcel Energy Services Inc. was found liable related to the litigation related to the Smokehouse Creek Fire Complex and was required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. SPS has recorded an insurance receivable for $215 million, presented within prepayments and other current assets as of June 30, 2024. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
Environmental
New and changing federal and state environmental mandates can create financial obligations for SPS, which are normally recovered through the regulated rate process.
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

MGP, Landfill and Disposal Sites
SPS is investigating, remediating or performing post-closure actions at three historical MGP, landfill or other disposal sites across its service territories, in addition to sites that are being addressed under current coal ash regulations (see below).
SPS has recognized its best estimate of costs/liabilities for resolution of these issues; however, the final outcomes and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Water and Waste
Coal Ash Regulation — SPS is subject to the CCR Rule, which imposes requirements for handling, storage, treatment and disposal of coal ash and other solid waste.
In May 2024, final amendments to the CCR Rule were published. These include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a specific requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land, as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities may be required to perform additional groundwater investigations and/or perform corrective actions, typically beginning with an Assessment of Corrective Measures.
SPS expects to incur $4 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
SPS continues to evaluate the 2024 updates to the CCR rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.
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
SPS has joined other companies in litigation challenging the EPA’s disapproval of Texas’ state implementation plan. Currently, the regulation is under a judicial stay for Texas. The regulation may become applicable in the future, depending on the outcome of the litigation.
In February 2024, the EPA proposed to partially disapprove New Mexico’s state implementation plan and bring New Mexico into the federal Good Neighbor Plan.
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. SPS continues to evaluate impacts to its generation units.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$13	$14
Other operating leases (a)	1	1
Total operating lease expense (b)	$14	$15
(a)Includes immaterial short-term lease expense for 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$26	$27
Other operating leases (a)	2	2
Total operating lease expense (b)	$28	$29
(a)Includes immaterial short-term lease expense for 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$428	$48	$476
Interest component of obligation	(77)	(12)	(89)
Present value of minimum obligation	$351	$36	387
Less current portion			(33)
Noncurrent operating lease liabilities			$354
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both June 30, 2024 and Dec. 31, 2023 with entities that have been determined to be VIEs. These agreements have expiration dates through 2041.

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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and six months ended June 30, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $146 million for the six months ended June 30, 2024 compared with $135 million for the prior year. The year-to-date increase is due to regulatory rate outcomes and increased sales and demand, which were partially offset by increased depreciation.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	$(183)
Wholesale generation revenues	(25)
Regulatory rate outcomes	43
Revenue recognition for the Texas rate case surcharge	37
Sales and demand	16
Estimated impact of weather	13
Other, net	(19)
Total decrease in electric revenues	$(118)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $193 million year-to-date. The decrease is primarily due to timing of fuel recovery mechanisms and lower commodity prices.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $6 million year-to-date. The increase was primarily due to recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024, partially offset by decreased labor and benefit costs and lower bad debt expenses.
Depreciation and Amortization — Depreciation and amortization increased $52 million year-to-date. The year-to-date increase was largely the result of recognition of previously deferred costs and depreciation rate changes associated with the Texas Rate Case as well as system expansion.

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

Pending and Recently Concluded Regulatory Proceedings
2023 Texas Electric Rate Case — In 2023, SPS filed an electric rate case with the PUCT seeking an increase in base rate revenue of $158 million (14%). Interim rates went into effect on Feb. 1, 2024. In April 2024, the PUCT approved a black box settlement between SPS and intervening parties, which reflect the following terms:
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
In July 2024, SPS filed to surcharge the final under-recovered amount, estimated to be $37 million. This will be largely offset by previously deferred costs including depreciation, O&M, and taxes other than income tax.
2022 All-Source RFP — In July 2023, SPS filed for approval of a CPCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. The NMPRC approved the projects in May 2024. In July 2024, the PUCT approved the solar projects and denied the battery project. The PUCT’s approval included minimum production and PTC guarantees.
The second portion of the portfolio includes a November 2023 filing for the approval of PPAs including 48 MW of battery energy storage and 230 MW of existing gas generation. The NMPRC approved the PPA agreements in June and a PUCT decision is expected in the fourth quarter of 2024.
New Mexico Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ initial IRP modeling projected resource needs ranging from approximately 5,300 MW to 10,200 MW by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,000 MW of accredited generation capacity by 2030. The total capacity to be added to the system is expected to align with the approximate range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
The RFP will be evaluated in the first quarter of 2025. SPS is expected to file for a certificate of need for the recommended portfolio in the summer of 2025. The Texas and New Mexico Commissions are expected to rule on the recommended portfolio in 2026.
Texas DCRF — In May 2024, SPS filed for a DCRF to recover $13 million through a rider for distribution capital investment placed in service for the year ended December 31, 2023. SPS’ requested DCRF rates went into effect in late July 2024.

Other
Supply Chain
SPS’ ability to meet customer energy requirements, execute our capital expenditure program and respond to storm-related disruptions are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. SPS continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Large global demand for energy-related infrastructure (renewables and gas generation, data centers, etc.) has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
Tariffs and Trade Complaints
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remained in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates
In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission.
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells, whether or not assembled into modules. A preliminary decision related to this matter is anticipated in November 2024.
In June 2024, a previous tariff exclusion for bi-facial panels ended. Tariff rate is now 14.25% until February 2025 and 14% until February 2026 for imported panels.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
SPS continues to assess the impacts of these tariffs and trade complaints on its business, including company-owned projects and PPAs. SPS may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Based on current estimates and assumptions, SPS has determined that due to scheduled plant retirements, there is minimal financial or operational impact associated with these requirements and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. SPS does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA. In July 2024, the EPA’s final rule went into effect.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals. In June 2024, the EPA’s final rule went into effect.
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Potential costs are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, SPS believes the costs will be recoverable through rates based on prior state commission practices.

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
As of June 30, 2024, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 11 dated as of May 15, 2024 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million principal amount of 6.00% First Mortgage Bonds, Series No. 11 due 2054	SPS Form 8-K dated June 6, 2024	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

8/1/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)