Form 10-Q
period 2024-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2024-10-31
CIK 92521

14

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CPCN	Certificate of Public Convenience and Necessity
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Operating revenues	$594	$677	$1,480	$1,681

Operating expenses
Electric fuel and purchased power	163	271	426	727
Operating and maintenance expenses	82	73	237	222
Demand side management expenses	4	6	15	16
Depreciation and amortization	109	90	344	273
Taxes (other than income taxes)	26	25	76	74
Total operating expenses	384	465	1,098	1,312

Operating income	210	212	382	369

Other income (expense), net	5	(1)	10	—
Allowance for funds used during construction — equity	6	2	12	5

Interest charges and financing costs
Interest charges and other financing costs	42	36	120	107
Allowance for funds used during construction — debt	(2)	(2)	(6)	(5)
Total interest charges and financing costs	40	34	114	102

Income before income taxes	181	179	290	272
Income tax expense (benefit)	5	12	(32)	(30)
Net income	$176	$167	$322	$302

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2024	2023
Operating activities
Net income	$322	$302
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	346	275
Deferred income taxes	119	(88)
Allowance for equity funds used during construction	(12)	(5)
Provision for bad debts	6	9
Changes in operating assets and liabilities:
Accounts receivable	49	(26)
Accrued unbilled revenues	(16)	(22)
Inventories	(44)	(16)
Prepayments and other	(9)	39
Accounts payable	13	(9)
Net regulatory assets and liabilities	20	223
Other current liabilities	8	35
Pension and other employee benefit obligations	(1)	(3)
Other, net	(17)	(4)
Net cash provided by operating activities	784	710

Investing activities
Utility capital/construction expenditures	(665)	(552)
Net cash used in investing activities	(665)	(552)

Financing activities
Repayments of short-term borrowings, net	(75)	(34)
Proceeds from issuance of long-term debt, net	588	98
Borrowings under utility money pool arrangement	443	266
Repayments under utility money pool arrangement	(470)	(266)
Capital contributions from parent	272	53
Repayment of long-term debt	(350)	—
Dividends paid to parent	(320)	(229)
Net cash provided by (used in) financing activities	88	(112)

Net change in cash, cash equivalents and restricted cash	207	46
Cash, cash equivalents and restricted cash at beginning of period	3	2
Cash, cash equivalents and restricted cash at end of period	$210	$48

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(91)	$(86)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	144	(50)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$100	$45
Inventory transfers to property, plant and equipment	46	8
Allowance for equity funds used during construction	12	5

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$210	$3
Accounts receivable, net	167	222
Accounts receivable from affiliates	17	26
Accrued unbilled revenues	155	139
Inventories	67	69
Regulatory assets	48	30
Derivative instruments	113	42
Prepaid taxes	3	2
Prepayments and other	267	32
Total current assets	1,047	565

Property, plant and equipment, net	8,994	8,536

Other assets
Regulatory assets	348	349
Operating lease right-of-use assets	379	403
Other	48	28
Total other assets	775	780
Total assets	$10,816	$9,881

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$350
Short-term debt	—	75
Borrowings under utility money pool arrangement	—	27
Accounts payable	219	188
Accounts payable to affiliates	25	7
Regulatory liabilities	241	116
Taxes accrued	71	77
Accrued interest	50	33
Dividends payable to parent	57	59
Derivative instruments	—	2
Operating lease liabilities	34	32
Other	261	42
Total current liabilities	958	1,008

Deferred credits and other liabilities
Deferred income taxes	754	622
Regulatory liabilities	772	761
Asset retirement obligations	161	153
Pension and employee benefit obligations	8	12
Operating lease liabilities	345	371
Other	10	7
Total deferred credits and other liabilities	2,050	1,926

Commitments and contingencies
Capitalization
Long-term debt	3,551	2,961
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	3,637	3,370
Retained earnings	621	617
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,257	3,986
Total liabilities and equity	$10,816	$9,881
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2024 and 2023
Balance at June 30, 2023	100	$—	$3,319	$507	$(1)	$3,825
Net income				167		167
Common dividends declared to parent				(70)		(70)
Contributions of capital by parent			39			39
Balance at Sept. 30, 2023	100	$—	$3,358	$604	$(1)	$3,961

Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260
Net income				176		176
Common dividends declared to parent				(183)		(183)
Contributions of capital by parent			4			4
Balance at Sept. 30, 2024	100	$—	$3,637	$621	$(1)	$4,257

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850
Net income				302		302
Dividends declared to parent				(238)		(238)
Contributions of capital by parent			47			47
Balance at Sept. 30, 2023	100	$—	$3,358	$604	$(1)	$3,961

Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				322		322
Dividends declared to parent				(318)		(318)
Contributions of capital by parent			267			267
Balance at Sept. 30, 2024	100	$—	$3,637	$621	$(1)	$4,257

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2024 and Dec. 31, 2023; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2024 and 2023; and SPS’ cash flows for the nine months ended Sept. 30, 2024 and 2023.
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
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and SPS does not expect implementation of the new disclosure guidance to have a material impact to its financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. SPS does not expect implementation of the new guidance to have a material impact on the financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$179	$237
Less allowance for bad debts	(12)	(15)
Accounts receivable, net	$167	$222

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$58	$56
Fuel	9	13
Total inventories	$67	$69

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$11,141	$10,752
Plant to be retired (a)	189	248
CWIP	546	226
Total property, plant and equipment	11,876	11,226
Less accumulated depreciation	(2,882)	(2,690)
Property, plant and equipment, net	$8,994	$8,536
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$100	$100
Amount outstanding at period end	—	27
Average amount outstanding	—	46
Maximum amount outstanding	—	100
Weighted average interest rate, computed on a daily basis	N/A	5.04%
Weighted average interest rate at period end	N/A	5.34

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$500	$500
Amount outstanding at period end	—	75
Average amount outstanding	—	50
Maximum amount outstanding	—	119
Weighted average interest rate, computed on a daily basis	N/A	5.12%
Weighted average interest rate at period end	N/A	5.56
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the nine months ended Sept. 30, 2024 SPS issued $600 million of 6.00% First Mortgage Bonds due June 1, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$152	$164
Commercial and Industrial	308	319
Other	14	18
Total retail	474	501
Wholesale	29	88
Transmission	80	81
Other	1	—
Total revenue from contracts with customers	584	670
Alternative revenue and other	10	7
Total revenues	$594	$677

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$321	$356
Commercial and Industrial (a)	744	843
Other	36	44
Total retail	1,101	1,243
Wholesale	95	184
Transmission	221	227
Other	2	2
Total revenue from contracts with customers	1,419	1,656
Alternative revenue and other	61	25
Total revenues	$1,480	$1,681
(a)For the nine months ended Sept. 30, 2024, revenues from one C&I customer represented approximately 10.1% of total revenues.

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.0	2.5
(Decreases) increases:
Wind PTCs (a)	(28.8)	(31.4)
Plant regulatory differences (b)	(4.4)	(3.4)
Amortization of excess nonplant deferred taxes	0.2	0.3
Other, net	(1.0)	—
Effective income tax rate	(11.0)%	(11.0)%
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
As of Sept. 30, 2024, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	Sept. 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	11	8
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

As of Sept. 30, 2024, four of the ten most significant counterparties for these activities, comprising $5 million, or 17%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $22 million, or 76%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
One of these counterparties, comprising $1 million, or 4% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$15
Total	$15

Nine Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$55
Total	$55

Three Months Ended Sept. 30, 2023
Other derivative instruments:
Electric commodity	$(4)
Total	$(4)

Nine Months Ended Sept. 30, 2023
Other derivative instruments:
Electric commodity	$(87)
Total	$(87)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$(18)	(a)
Total	$(18)

Nine Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$(26)	(a)
Total	$(26)

Three Months Ended Sept. 30, 2023
Other derivative instruments:
Electric commodity	$6	(a)
Total	$6

Nine Months Ended Sept. 30, 2023
Other derivative instruments:
Electric commodity	$78	(a)
Total	$78
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
SPS had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2024 and 2023.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$112	$112	$—	$112	$—	$—	$39	$39	$—	$39
Total current derivative assets	$—	$—	$112	$112	$—	112	$—	$—	$39	$39	$—	39
PPAs (b)						1						3
Current derivative instruments						$113						$42
Current derivative liabilities
PPAs (b)						—						2
Current derivative instruments						$—						$2
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

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Balance at July 1	$146	$83
Purchases (a)	2	1
Settlements (a)	(64)	(18)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	28	(3)
Balance at Sept. 30	$112	$63

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$39	$119
Purchases (a)	107	75
Settlements (a)	(183)	(66)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	149	(65)
Balance at Sept. 30	$112	$63
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Sept. 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,551	$3,166	$3,311	$2,818
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$1	$2
Interest cost (a)	6	5
Expected return on plan assets (a)	(9)	(8)
Amortization of net loss (a)	1	—
Net periodic benefit credit	(1)	(1)
Effects of regulation	—	1
Net benefit credit recognized for financial reporting	$(1)	$—

	Nine Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	17	17	1	1
Expected return on plan assets (a)	(25)	(24)	(1)	(1)
Amortization of net loss (a)	2	1	—	—
Net periodic benefit cost	(1)	(1)	—	—
Effects of regulation	(1)	3	—	—
Net benefit credit recognized for financial reporting	$(2)	$2	$—	$—
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

SPS is aware of approximately 23 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex, including one putative class action on behalf of persons or entities who owned rangelands or pastures that were damaged by the fire. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 179 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 86 of those claims. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits. SPS anticipates additional complaints and demands will be made. In July 2024, SPS reached a settlement of a complaint related to one of the two fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has accrued a $215 million estimated loss for the matter (before available insurance), presented in other current liabilities as of Sept. 30, 2024.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. SPS has recorded an insurance receivable for $215 million, presented within prepayments and other current assets as of Sept. 30, 2024. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the Eighth Circuit issued an additional decision reaffirming FERC’s decision to order refunds. The total impact of refunds and resettlements at SPS, and whether the amount will be a net credit or debit, is unknown at this time. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
In May 2024, final amendments to the CCR Rule were published, widening its scope to include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land.
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
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. The rule establishes an allowance trading program for NOx that will impact SPS’ fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, SPS anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.

In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA intends to issue an administrative stay of the rule nationwide. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$12	$13
Other operating leases (a)	1	1
Total operating lease expense (b)	$13	$14
(a)Includes immaterial short-term lease expense for 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$38	$40
Other operating leases (a)	3	3
Total operating lease expense (b)	$41	$43
(a)Includes immaterial short-term lease expense for 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$416	$47	$463
Interest component of obligation	(73)	(11)	(84)
Present value of minimum obligation	$343	$36	379
Less current portion			(34)
Noncurrent operating lease liabilities			$345
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

Results of Operations
SPS’ net income was $322 million for the nine months ended Sept. 30, 2024 compared with $302 million for the prior year. The year-to-date increase is due to regulatory rate outcomes and increased sales growth, which were partially offset by increased depreciation and O&M expenses.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	$(254)
Wholesale generation revenues	(76)
PTCs flowed back to customers	(9)
Regulatory rate outcomes	76
Revenue recognition for the Texas rate case surcharge	39
Sales and demand	31
Estimated impact of weather	11
Other, net	(19)
Total decrease in electric revenues	$(201)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $301 million year-to-date. The decrease is primarily due to timing of fuel recovery mechanisms and lower commodity prices.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $15 million year-to-date. The increase was primarily due to recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024, partially offset by lower bad debt expenses.
Depreciation and Amortization — Depreciation and amortization increased $71 million year-to-date. The year-to-date increase was largely the result of recognition of previously deferred costs and depreciation rate changes associated with the Texas Rate Case as well as system expansion.

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
In July 2024, SPS filed to surcharge the final under-recovered amount, estimated to be $37 million. This will be largely offset by previously deferred costs. A PUCT decision is expected in the fourth quarter of 2024.
2022 All-Source RFP — In July 2023, SPS filed for approval of a CPCN for a recommended generation portfolio, which includes 418 MW of self-build solar projects and a 36 MW battery. The NMPRC approved the projects in May 2024. In July 2024, the PUCT approved the solar projects and denied the battery project. The PUCT’s approval included minimum production and PTC guarantees.
New Mexico Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ projected resource needs ranging from approximately 5,300 MW to 10,200 MW by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited generation capacity by 2030. The total capacity to be added to the system is expected to align with the range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
The RFP will be evaluated in the first quarter of 2025. SPS is expected to file for a certificate of need for the recommended portfolio in the summer of 2025. The Texas and New Mexico Commissions are expected to rule on the portfolio in 2026.
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
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact SPS projects. A preliminary decision related to the anti-dumping portion of the matter is anticipated in November 2024.
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
Excess Liability Insurance Coverage
SPS maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to SPS of approximately $12 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by SPS’ employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $300 million of wildfire coverage. The annual premium for this excess liability insurance assigned to SPS is approximately $45 million. SPS anticipates seeking recovery of these increased costs through various regulatory proceedings.

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
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, SPS believes the costs will be recoverable through rates based on prior state commission practices.

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

Southwestern Public Service Company

10/31/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)