Form 10-K
period 2024-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2025-02-27
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 27, 2025, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 8, 2025. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial accounting standards board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CSPV	Crystalline silicon photovoltaic
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right

GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated resource plan
ISO	Independent system operator
ITC	Investment tax credit
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl Substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
SRP	System resiliency plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity
WACC	Weighted average cost of capital

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$10.8 billion
Rate Base (estimated)	$7.6 billion
GAAP ROE	9.57%
Electric generating capacity (owned)	5,100 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	25,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 28,270 (millions of KWh), 0.4 million customers and electric revenues of $1,939 million for 2024.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	13%	79%	21%
C&I	74%	19%	52%
Other	13%	2%	27%
Retail Sales/Revenue Statistics (a)

	2024		2023
KWH sales per retail customer	61,647		57,541
Revenue per retail customer	$3,566		$3,914
Residential revenue per KWh	11.00	¢	11.86	¢
C&I revenue per KWh	4.77	¢	5.70	¢
Total retail revenue per KWh	5.78	¢	6.80	¢
(a)See Note 6 to the financial statements for further information.

Owned and Purchased Energy Generation — 2024
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:

2024 Energy Mix – SPS
39% carbon free
Coal 15%
Natural Gas 46%
Wind 37%
Solar 2%
Other <1%
Million Tons Carbon Dioxide Emissions
100
80
60
40
20
0
52% REDUCTION
24.2
11.7
2005
2024

Carbon–Free
SPS’ carbon–free energy portfolio includes wind and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Wind Capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2024		2023
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	985	2	985
PPAs — Number of PPAs with capacity range:

2024		2023
PPAs	Range (MW)	PPAs	Range (MW)
16	1 — 250	16	1 — 250
Current contracted wind capacity for PPAs was 1,562 in 2024 and 2023.
In 2024, the average cost of wind energy was $1 per MWh for owned generation and $28 per MWh for existing PPAs. In 2023, the average cost of wind energy was $6 per MWh for owned generation and $26 per MWh for existing PPAs. The cost of owned wind includes the impact of PTCs.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	30
Utility-Scale	192
Total	222
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $68 per MWh and $67 per MWh in 2024 and 2023, respectively.
Approximately 450 MW of solar and storage are expected to be placed in service in 2026 and 2027.
Fossil Fuel
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 2,100 MW of total 2024 net summer dependable capacity, which provided 15% of the SPS energy mix in 2024. This amount includes the coal units Harrington Units 1-3, which are in the process of being converted to natural gas (net summer dependable capacity of 1,018 MW).
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2028	Tolk 1	532
2028	Tolk 2	535
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2024	$2.87	34%
2023	2.73	48
Natural Gas
SPS has eight natural gas plants with approximately 2,000 MW of total 2024 net summer dependable capacity, which provided 46% of the SPS energy mix in 2024.
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

Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2024	$0.94	66%
2023	2.35	52
As part of the Harrington gas conversion, a total of 339 MW was converted from coal to natural gas in 2024 and an additional 679 MW will be converted in 2025.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2024		2023
MW	Date	MW	Date
4,437	Aug. 19	4,372	Aug. 17
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
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. SPS has a vast distribution network, owning and operating approximately 25,000 conductor miles of distribution lines across our service territory.
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
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. SPS has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. However, costs to comply with past environmental regulations have largely been recoverable through rates.
Emerging Environmental Regulation
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

General
General Economic Conditions
Economic conditions may have a material impact on SPS’ operating results. Management cannot predict the impact of fluctuating energy or commodity prices, pandemics, terrorist activity, war or the threat of war. We could experience a material impact to our results of operations, future growth or ability to raise capital resulting from a sustained general slowdown in economic growth or a significant increase in interest rates or inflation.

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
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. SPS’ wholesale customers can purchase energy from other generation resources and transmission services from other service providers to serve their native load.
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

Employees
As of Dec. 31, 2024, SPS had 1,140 full-time employees and seven part-time employees, of which 788 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes SPS, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that SPS files with the SEC.
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

These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to customers, the public, employees or third-party contractors. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential reputational impact.
Other uncertainties and risks inherent in operating and maintaining SPS’ facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, wildfires, tornadoes, avalanches, icing events, floods, high winds, droughts and the availability or changes to wind patterns.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement or new equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Inability to use information effectively given the rapidly increasing volume of data.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Increased costs due to aging infrastructure.
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
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events. Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes over the long-term may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires, snow, ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants that require water or increase the cost for energy.
Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.
Our utilities have physical and financial risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and SPS' electric infrastructure. Wildfires could jeopardize SPS’ electric infrastructure and third-party property and result in temporary power outages or shortages in our service territories.
We have programs in place to mitigate the physical and financial risks associated with wildfires; however, SPS’ wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related losses. Wildfires can occur even when SPS follows its procedures and implements its wildfire mitigation initiatives.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, if SPS was found to be liable for wildfire damages, amounts could potentially exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines.
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
All of the members of our Board of Directors, as well as many of our executive officers, are officers of Xcel Energy Inc. Our Board of Directors makes determinations with respect to a number of significant corporate events, including the payment of our dividends.
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
Financial Risks
Our profitability depends on our ability to recover costs, and changes in regulation may impair our ability to recover costs from our customers.
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
Higher than expected inflation, shortages of skilled labor, tariffs or federal policies may increase costs of construction and operations. Also, rising fuel costs could increase prices to consumers, all of which could increase the risk that we will not be able to fully recover their costs from our customers.
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could negatively impact our results of operations, financial condition or cash flows.
Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
Our credit ratings are subject to change, and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios, impacts of tax policy and unfavorable litigation outcomes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade. The credit rating agencies may change their assessment or our regulatory or business risk, such as with the increase of climate events, which could negatively impact our credit ratings.

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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flows and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we may incur losses. This could be particularly impactful for long-lead time equipment contracts that require significant deposits and milestone payments, for items that may be difficult to procure elsewhere in the event of non-performance.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, ERCOT and California ISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2024, Xcel Energy Inc. and its utility subsidiaries had approximately $27.3 billion of long-term debt and $1.8 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2024, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$29 million for performance on operating lease agreements, with $29 million of exposure.
•$93 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
SPS collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices. Changes to the availability of tax credit transferability could impact our cash flows and the cost of certain types of resources.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates, inflation, the impacts of federal policy and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
The oil and gas industry represents our largest C&I customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. Although the United States has withdrawn from the Paris Agreement, many states and localities continue to pursue their own climate policies which could result in future additional GHG reductions.
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
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements. Additionally, the impact of environmental laws and regulations may impact the economic health of consumers through higher prices of energy and purchased goods.
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
The Company has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
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
Xcel Energy’s cybersecurity policies, standards, practices, annual cybersecurity training content and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to the Company. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, the Company requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. The Company deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has multiple years of experience in the Defense Industrial Base. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown security threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on an annual basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.

The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at board meetings as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the enterprise has the ability to notify and update the Board of Directors in the event of a possible crisis situation.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 27, 2025 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2024	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 1 Unit	Natural Gas	1957 - 1965	183
Harrington-Amarillo, TX 1 Unit	Natural Gas	2024	339	(b)
Harrington-Amarillo, TX 2 Units	Coal	1976 - 1980	679	(b)
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 1 Unit	Natural Gas	1952 - 1964	190
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	478	(c)
Sagamore-Dora, NM, 240 Units	Wind	2020	507	(c)
		Total	5,100
(a)Summer 2024 net dependable capacity. Wind is presented as net maximum capacity.
(b)Harrington coal plant units 1-3 were retired in December 2024. Unit 2 was repowered to natural gas in the fourth quarter of 2024. Units 1 and 3 are also being repowered to natural gas in 2025, with Unit 1 having completed conversion in January and Unit 3 expected to be completed in the summer.
(c)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2024 SPS’ wind facilities had a weighted-average capacity factor of 50%.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2024:

Conductor Miles
Transmission
345 KV	11,676
230 KV	9,845
115 KV	14,953
Less than 115 KV	4,501
Total Transmission	40,975

Distribution
Less than 115 KV	24,878

Total	65,853
SPS had 454 electric utility transmission and distribution substations at Dec. 31, 2024.
SPS had 35 miles of natural gas utility transmission mains at Dec. 31, 2024.

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.

The dividends declared during 2024 and 2023 were as follows:

(Millions of Dollars)	2024	2023
First quarter	$89	$66
Second quarter	46	102
Third quarter	183	70
Fourth quarter	101	69

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2024	2023
GAAP net income	$394	$384
Workforce reduction expenses	—	9
Less: tax effect of adjustment	—	(2)
Ongoing earnings	$394	$391
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

Results of Operations
2024 Comparison with 2023
SPS’ GAAP net income was $394 million for 2024, compared with GAAP net income of $384 million for 2023. Ongoing net income was $394 million for 2024, compared to $391 million for 2023. Ongoing earnings were impacted by increased depreciation, O&M expenses and interest charges, largely offset by regulatory rate outcomes and sales growth.
Electric Revenue
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	2024 vs. 2023
Recovery of lower cost of electric fuel and purchased power	(276)
Wholesale generation revenues	(91)
Transmission revenues	(15)
PTCs flowed back to customers (offset by lower ETR)	(13)
Regulatory rate outcomes	92
Sales and demand	47
Revenue recognition for the Texas rate case surcharge	39
Estimated impact of weather	10
Other, net	(6)
Total decrease	$(213)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $322 million in 2024. The decrease is primarily due to timing of fuel recovery mechanisms and lower commodity prices.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $34 million in 2024. The increase was primarily due to recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024 and operational activities, including generation maintenance and wildfire mitigation, partially offset by lower labor and benefit costs.
Depreciation and Amortization — Depreciation and amortization increased $87 million for 2024. The increase was largely the result of recognition of previously deferred costs and depreciation rate changes associated with the Texas Rate Case as well as system expansion.

Interest Charges — Interest charges increased $19 million for 2024. The increase was largely due to higher interest rates and higher long-term debt to fund capital investments.

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

Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Grid Modernization Rider	Recovers costs incurred in the implementation of Grid Modernization Components in New Mexico.
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
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
In July 2024, SPS filed to surcharge the final under-recovered amount of $37 million. This will be largely offset by previously deferred costs. In February 2025, the PUCT approved the surcharge.
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
The RFP portfolio selection is expected in May 2025. SPS is expected to file for a certificate of need for the recommended portfolio in the summer of 2025. The PUCT and NMPRC are expected to rule on the portfolio in 2026.
Texas System Resiliency Plan — In December 2024, SPS filed its Texas SRP with the PUCT. Consistent with PUCT requirements, SPS’ proposed plan discusses resiliency-related risks and the five measures that have been designed to help SPS prevent, withstand, mitigate or more promptly recover from resiliency events, including wildfire.
The SRP includes the following measures:
•Distribution overhead hardening — Replacing and reinforcing key components of the distribution overhead system.
•Distribution system protection modernization — Installing enhanced reclosers, communications equipment and replacing substation relay panels and breakers.
•Communication modernization — Building out a private LTE network, installing fiber optic cable and adding remote terminal units.
•Operational flexibility — Procuring mobile substation equipment and installing additional switching devices.
•Wildfire mitigation — Weather stations, modeling, deploying artificial intelligence and vegetation management.
The plan covers 2025-2028 and includes the following total spend:

(Millions of Dollars)	Capital	O&M	Total
Distribution overhead hardening	$253	$—	$253
Distribution system protection modernization	92	—	92
Communication modernization	112	—	112
Operational flexibility	44	—	44
Wildfire mitigation	20	17	37
Total	$521	$17	$538
The procedural schedule is as follows:
•Intervenor testimony: February 28, 2025
•Staff testimony: March 7, 2025
•Rebuttal testimony: March 17, 2025
•Hearing: March 25-26, 2025
A PUCT decision is expected in the summer of 2025.
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
Natural Gas
SPS does not provide retail natural gas service, but purchases and transports natural gas for its generation facilities and operates limited natural gas pipeline facilities connecting the generation facilities to interstate natural gas pipelines, subject in certain cases to the regulation of the Railroad Commission of Texas. SPS is subject to the jurisdiction of the FERC with respect to natural gas transactions in interstate commerce and the PHMSA, DOT and PUCT for pipeline safety compliance.
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

Other
Supply Chain
SPS’ ability to meet customer energy requirements, growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
Large global demand for energy-related infrastructure has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
In addition, manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. The impact of inflationary pressures, geopolitical events and federal policies have exacerbated the situation. SPS continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers and key vendor partners, increasing procurement lead times, modifying design standards, and adjusting the timing of work.
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact SPS projects. In November 2024, the U.S. Department of Commerce concluded that dumping had occurred and the impact to SPS is still being evaluated.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.

In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In early 2025, several executive orders were issued, some of which impose new tariffs on certain imports, which may impact our procurement activities.
SPS continues to assess the impacts of these tariffs, trade complaints and federal policies on its business, including company owned projects and PPAs. SPS may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.
Excess Liability Insurance Coverage
SPS maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to SPS of approximately $12 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by SPS’ employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $300 million of wildfire coverage for SPS. The annual premium for this excess liability insurance assigned to SPS is approximately $45 million. SPS anticipates seeking recovery of these increased costs through various regulatory proceedings.

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
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense annually by $2 million in 2024 and an immaterial amount in 2023.
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
At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $7 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $7 million. At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $4 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $4 million.
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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2024, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 27, 2025	Feb. 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southwestern Public Service Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2024 and 2023, the related statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of its electric operations in New Mexico and Texas. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission for its wholesale electric operations, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with North American Electric Reliability Corporation standards, asset transactions and mergers and natural gas transactions in interstate commerce, (collectively with state utility regulatory agencies, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant and equipment, regulatory assets and liabilities, operating revenues and expenses, and income taxes.

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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and requirements to refund amounts to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
Commitments and Contingencies - Wildfires – Refer to Note 10 to the financial statements
Critical Audit Matter Description
As a result of a wildfire that occurred in the Company's service territory in Texas, the Company is required to evaluate its exposure to potential loss contingencies arising from claims associated with the 2024 Smokehouse Creek Fire Complex (the "Wildfire"). In evaluating this exposure, the Company is required to determine whether the likelihood of loss for the Wildfire is remote, reasonably possible or probable, which involves complex judgments based on several variables including available information regarding the cause and origin of the Wildfire, investigations, and discovery associated with lawsuits.
A provision for a loss contingency is recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If deemed reasonably possible, the Company is required to estimate the potential loss or range of potential loss and disclose any material amounts. A current asset for claim amounts that are recoverable from insurance related to a loss contingency is recorded when it is probable the claim will be recovered.
We identified contingencies from the Wildfire and the related disclosure as a critical audit matter due to the significant judgments made by management to determine the probability of loss and estimate the probable losses and insurance recoveries. Auditing the reasonableness of management's judgments, estimates and disclosures related to the Wildfire required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgments regarding the probability of loss, estimated losses and insurance recoveries, and related disclosure for contingencies related to the Wildfire included the following, among others:
•We tested the effectiveness of controls over (1) the Company's determination of whether a loss was probable and/or reasonably possible and whether recoveries were probable; (2) the determination of the significant assumptions used in estimating the amount of probable loss and probable insurance recoveries; and (3) the disclosure related to the Wildfire.
•We evaluated management's judgments related to whether a loss was probable or reasonably possible from the Wildfire by inquiring of management and the Company's external and internal legal counsel. We also evaluated the potential impact of information gained through the Company and third parties' investigations into the cause of the Wildfire, information from claimants, the advice of legal counsel, and reading external information for any evidence that might contradict management's assertions.
•We evaluated management’s methodologies for assessing estimates of loss and recording a probable loss through inquiries with management and external and internal legal counsel and we tested the significant assumptions, including payments to settle claims, used in the estimates of probable loss.
•We read legal letters from the Company's external and internal legal counsel regarding known information and evaluated whether the information therein was consistent with the information obtained in our procedures.
•We evaluated management's judgments related to whether certain insurance recoveries were probable of collection by inquiring of management and the Company's internal legal counsel regarding the amounts of insurance recoveries recorded or disclosed. We obtained and inspected relevant insurance policies to evaluate coverages as well as communication between the Company and insurers.
•We evaluated whether the Company's disclosure was appropriate and consistent with the information obtained in our procedures.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
2/27/2025

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating revenues	$1,939	$2,152	$2,426

Operating expenses
Electric fuel and purchased power	588	910	1,157
Operating and maintenance expenses	313	279	317
Demand side management expenses	20	20	23
Depreciation and amortization	455	368	388
Taxes (other than income taxes)	102	100	107
Workforce reduction expense	—	9	—
Total operating expenses	1,478	1,686	1,992

Operating income	461	466	434

Other income, net	12	2	—
Allowance for funds used during construction — equity	17	7	3

Interest charges and financing costs
Interest charges — includes other financing costs	162	143	143
Allowance for funds used during construction — debt	(9)	(7)	(2)
Total interest charges and financing costs	153	136	141

Income before income taxes	337	339	296
Income tax benefit	(57)	(45)	(53)
Net income	$394	$384	$349
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating activities
Net income	$394	$384	$349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	458	373	391
Deferred income taxes	123	(133)	17
Allowance for equity funds used during construction	(17)	(7)	(3)
Provision for bad debts	6	11	9
Changes in operating assets and liabilities:
Accounts receivable	82	(67)	(67)
Accrued unbilled revenues	10	1	(16)
Inventories	(59)	(51)	(19)
Prepayments and other	(35)	39	(50)
Accounts payable	29	(37)	22
Net regulatory assets and liabilities	(26)	307	(5)
Other current liabilities	(63)	5	52
Pension and other employee benefit obligations	—	3	1
Other, net	(16)	(18)	(5)
Net cash provided by operating activities	886	810	676

Investing activities
Utility capital/construction expenditures	(1,015)	(714)	(578)
Investments in utility money pool arrangement	—	—	(176)
Receipts from utility money pool arrangement	—	—	176
Net cash used in investing activities	(1,015)	(714)	(578)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	70	41	(103)
Proceeds from issuance of long-term debt, net	588	98	196
Repayment of long-term debt	(350)	—	—
Borrowings under utility money pool arrangement	520	371	336
Repayments under utility money pool arrangement	(540)	(344)	(427)
Capital contributions from parent	279	48	220
Dividends paid to parent	(427)	(309)	(319)
Net cash provided by (used in) financing activities	140	(95)	(97)

Net change in cash and cash equivalents	11	1	1
Cash, cash equivalents and restricted cash at beginning of period	3	2	1
Cash, cash equivalents and restricted cash at end of period	$14	$3	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(144)	$(127)	$(137)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	159	(80)	81

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$99	$56	$86
Inventory transfers to property, plant and equipment	56	43	10
Allowance for equity funds used during construction	17	7	3
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$14	$3
Accounts receivable, net	139	222
Accounts receivable from affiliates	20	26
Accrued unbilled revenues	129	139
Inventories	71	69
Regulatory assets	43	30
Derivative instruments	67	42
Prepaid taxes	6	2
Prepayments and other	289	32
Total current assets	778	565

Property, plant and equipment, net	9,251	8,536

Other assets
Regulatory assets	359	349
Operating lease right-of-use assets	371	403
Other	42	28
Total other assets	772	780
Total assets	$10,801	$9,881

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$350
Short-term debt	145	75
Borrowings under utility money pool arrangement	7	27
Accounts payable	233	188
Accounts payable to affiliates	27	7
Regulatory liabilities	142	116
Taxes accrued	51	77
Accrued interest	36	33
Dividends payable to parent	51	59
Derivative instruments	—	2
Operating lease liabilities	34	32
Other	222	42
Total current liabilities	948	1,008

Deferred credits and other liabilities
Deferred income taxes	765	622
Regulatory liabilities	768	761
Asset retirement obligations	167	153
Pension and employee benefit obligations	17	12
Operating lease liabilities	337	371
Other	10	7
Total deferred credits and other liabilities	2,064	1,926

Commitments and contingencies
Capitalization
Long-term debt	3,551	2,961
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	3,647	3,370
Retained earnings	592	617
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,238	3,986
Total liabilities and equity	$10,801	$9,881
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2021	100	$—	$3,091	$513	$(1)	$3,603

Net income				349		349
Common dividends declared to parent				(322)		(322)
Contribution of capital by parent			220			220
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850

Net income				384		384
Common dividends declared to parent				(307)		(307)
Contribution of capital by parent			59			59
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986

Net income				394		394
Common dividends declared to parent				(419)		(419)
Contribution of capital by parent			277			277
Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements

1. Summary of Significant Accounting Policies
General — SPS is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity.
SPS’ financial statements are presented in accordance with GAAP. All of SPS’ underlying accounting records also conform to the FERC uniform system of accounts. Certain amounts in the financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
SPS has evaluated events occurring after Dec. 31, 2024 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — SPS uses estimates based on the best information available to record transactions and balances resulting from business operations.
Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations, actuarially determined benefit costs and wildfire contingencies. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740, Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.9% in 2024 and 3.4% in 2023 and 2022.
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
Estimated future expenditures to restore sites are generally treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability. When separate mechanisms are expected to provide cost recovery or when changes in projected costs occur near the end of a facility’s useful life, regulatory accounting may be applied.
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
See Note 6 for further information.
Cash and Cash Equivalents — SPS considers investments in instruments with a remaining maturity of three or less at the time of purchase to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. SPS establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.
As of Dec. 31, 2024 and 2023, the allowance for bad debts was $12 million and $15 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$60	$56
Fuel	11	13
Total inventories	$71	$69
Fair Value Measurements — SPS presents cash equivalents, interest rate derivatives, commodity derivatives and pension and postretirement plan assets at estimated fair values in its financial statements.
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

For the pension and postretirement plan assets, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
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
Normal Purchases and Normal Sales — SPS enters into contracts for purchases and sales of commodities for use and sale in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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
Alternative Revenue — Certain rate rider mechanisms (including DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emissions allowances and any sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. SPS reduces recoverable fuel and purchased power costs for the cost of RECs received.
An inventory accounting model is used to account for RECs, however these assets are classified as regulatory assets if amounts are recoverable in future rates.

2. Accounting Pronouncements
Recently Adopted
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker, including entities, such as SPS, with a single segment. SPS implemented this guidance on a retrospective basis in the year ended Dec. 31, 2024. The adoption impacts were not material.
See Note 11 for further information.
Recently Issued
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and SPS does not expect implementation of the new disclosure guidance to have a material impact on its financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 GHG emissions, as well as to include in a footnote to the financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. SPS does not expect the potential implementation of the new guidance to have a material impact on the financial statements.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU is effective for annual periods beginning after Dec. 15, 2026. SPS is currently evaluating the impact of implementing the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$11,443	$10,752
Plant to be retired (a)	182	248
CWIP	518	226
Total property, plant and equipment	12,143	11,226
Less accumulated depreciation	(2,892)	(2,690)
Property, plant and equipment, net	$9,251	$8,536
(a)Amounts include Tolk Unit 1 and 2. The Dec. 31, 2023 amounts also include coal generation assets at Harrington. The coal assets were retired in 2024 and the conversion to natural gas is in process. Amounts are reported net of accumulated depreciation.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$4	$156	$2	$147
Net AROs (a)	1, 10	Various	—	70	—	59
Recoverable deferred taxes on AFUDC		Plant lives	—	46	—	44
Excess deferred taxes — TCJA	7	Various	1	45	1	47
Losses on reacquired debt		Term of related debt	1	17	1	18
Texas revenue surcharges		Less than one year	30	—	21	—
Other		Various	7	25	5	34
Total regulatory assets			$43	$359	$30	$349
(a)Includes amounts recorded for future recovery of AROs.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$—	$436	$—	$458
Plant removal costs	1, 10	Various	—	267	—	223
LP&L departure payment		Various	4	29	33	33
Effects of regulation on employee benefit costs		Various	—	18	—	19
Formula rates		One to two years	16	2	13	10
Contract valuation adjustments (b)	1, 8	Less than one year	67	—	41	—
Deferred electric energy costs		Less than one year	41	—	15	—
Other		Various	14	16	14	18
Total regulatory liabilities			$142	$768	$116	$761

(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.

SPS’ regulatory assets not earning a return include past expenditures of $126 million and $123 million at Dec. 31, 2024 and 2023, respectively, which predominately relate to rate case expenses, losses on reacquired debt and transmission-related deferrals and amortizations. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	7	7	27	—
Average amount outstanding	6	24	46	35
Maximum amount outstanding	60	100	100	100
Weighted average interest rate, computed on a daily basis	4.58%	5.29%	5.04%	0.44%
Weighted average interest rate at end of period	4.58	4.58	5.34	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	145	145	75	34
Average amount outstanding	13	35	50	100
Maximum amount outstanding	145	160	119	324
Weighted average interest rate, computed on a daily basis	4.70%	5.47%	5.12%	0.79%
Weighted average interest rate at end of period	4.66	4.66	5.56	4.55
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2024 and 2023, there were no letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2024	2023
46.6%	46.1%	$50	2
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
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2024, SPS was in compliance with the financial covenant.
SPS had the following committed credit facility available as of Dec. 31, 2024 (in millions) of dollars:

Credit Facility (a)	Drawn (b)	Available
$500	$145	$355
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2024 and 2023.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of SPS is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2024	2023
First mortgage bonds	3.30%	June 15, 2024	$—	$150
First mortgage bonds	3.30	June 15, 2024	—	200
Unsecured senior notes	6.00	Oct. 1, 2033	100	100
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds	3.15	May 1, 2050	250	250
First mortgage bonds	5.15	June 1, 2052	200	200
First mortgage bonds (a)	6.00	Sept. 15, 2053	100	100
First mortgage bonds (b)	6.00	June 1, 2054	600	—
Unamortized discount			(14)	(10)
Unamortized debt issuance cost			(35)	(29)
Current maturities			—	(350)
Total long-term debt			$3,551	$2,961
(a)2023 financing.
(b)2024 financing.
There are no maturities of long-term debt until 2033.

Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2024 and 2023
10,000,000	1.00	—
Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2024:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2024
45.0%	55.0%	54.4%
(a)Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$592	million	$7,789	million	N/A
(a)SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2024	2023		2022
Major revenue types
Revenue from contracts with customers:
Residential	$413	$442		$445
C&I	1,000	1,094	(a)	1,102
Other	48	58		51
Total retail	1,461	1,594		1,598
Wholesale	116	223		407
Transmission	288	296		296
Other	5	—		10
Total revenue from contracts with customers	1,870	2,113		2,311
Alternative revenue and other	69	39		115
Total revenues	$1,939	$2,152		$2,426
(a)In 2023, revenues from one C&I customer represented approximately 10.6% of total revenues.

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.1	2.4	2.3
Increases (decreases) in tax from:
Wind PTCs (a)	(34.3)	(33.5)	(35.9)
Plant regulatory differences (b)	(4.6)	(3.3)	(3.8)
Amortization of (excess)/deficient nonplant deferred taxes	(0.2)	0.3	(0.9)
Other, net	(0.9)	(0.2)	(0.6)
Effective income tax rate	(16.9)%	(13.3)%	(17.9)%
(a)Wind PTCs net of estimated transfer discounts. Gross wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Current federal tax expense (benefit)	$42	$76	$(65)
Current state tax expense (benefit)	4	12	(5)
Deferred federal tax (benefit) expense	(105)	(132)	3
Deferred state tax expense (benefit)	2	(1)	13
Deferred change in unrecognized tax expense	—	—	1
Total income tax benefit	$(57)	$(45)	$(53)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2024	2023	2022
Deferred tax expense (benefit) excluding items below	$143	$(117)	$37
Adjustments to deferred income taxes for tax credit cash transfers (a)	(226)	—	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(19)	(16)	(20)
Tax expense allocated to other comprehensive income and other	(1)	—	—
Deferred tax (benefit) expense	$(103)	$(133)	$17
(a)Proceeds from tax credit transfers are included in cash received (paid) for income taxes in the statement of cash flows.

Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2024	2023
Deferred tax liabilities:
Differences between book and tax bases of property	$1,089	$1,072
Operating lease assets	83	90
Regulatory assets	53	51
Pension expense	33	32
Other	2	—
Total deferred tax liabilities	$1,260	$1,245

Deferred tax assets:
Tax credit carryforward	$292	$406
Regulatory liabilities	90	95
Operating lease liabilities	83	90
Other employee benefits	5	6
Deferred fuel costs	10	5
Tax credit valuation allowances	—	(2)
Other	15	23
Total deferred tax assets	495	623
Net deferred tax liability	$765	$622
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2024	2023
Federal tax credit carryforwards	$292	$406
Valuation allowances for federal credit carryforwards	—	(2)
State NOL carryforwards	2	3
Federal carryforward periods expire between 2039 and 2044. State carryforwards have an indefinite expiration period.
Unrecognized Tax Benefits
Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2021	October 2025
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.

State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2024, SPS’ earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Texas	2016 - 2019	December 2025
In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2024, no material adjustments have been proposed.
Unrecognized tax benefit balance may include permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance may include temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Unrecognized tax benefit — Permanent tax positions	$5	$5
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$5	$5
Changes in unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$5	$9	$8
Additions based on tax positions related to the current year	1	1	1
Reductions for tax positions of prior years	(1)	(5)	—
Balance at Dec. 31	$5	$5	$9
Unrecognized tax benefits were reduced by tax benefits associated with tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Tax credit carryforwards	$(4)	$(4)
There exists approximately $5 million of noncurrent liabilities related to unrecognized tax benefits for which there is uncertainty about if or when these liabilities will significantly increase or decrease.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$—	$(1)
Interest benefit related to unrecognized tax benefits	—	—	1
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$—	$—
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024, 2023 or 2022.

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
As of Dec. 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2024, SPS had no unsettled interest rate swaps outstanding.
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
The most significant derivative positions outstanding at Dec. 31, 2024 and 2023 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2024, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

(Amounts in Millions) (a)	Dec. 31, 2024	Dec. 31, 2023
MWh of electricity	7	8
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

PSCo often has significant concentrations of credit risk with particular entities or industries in its wholesale, trading and non-trading commodity activities.
As of Dec. 31, 2024, one of SPS’ nine most significant counterparties for these activities, comprising $2 million or 9% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services, or Fitch Ratings.
Five of the nine most significant counterparties, comprising $21 million or 91% of this credit exposure, were not rated by these external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2024
Other derivative instruments
Electric commodity	$62
Total	$62
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	$(88)
Total	$(88)
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$(3)
Total	$(3)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2024
Other derivative instruments
Electric commodity	(43)	(a)
Total	$(43)
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	78	(a)
Total	$78
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	2	(a)
Total	$2
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
SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2024, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$67	$67	$—	$67	$—	$—	$39	$39	$—	$39
Total current derivative assets	$—	$—	$67	$67	$—	67	$—	$—	$39	$39	$—	39
PPAs (b)						—						3
Current derivative instruments						$67						$42
Current derivative liabilities
Other derivative instruments:
PPAs (b)						$—						$2
Current derivative instruments						$—						$2
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At Dec. 31, 2024 and 2023, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)SPS currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$39	$119	$27
Purchases (a)	138	79	248
Settlements (a)	(242)	(89)	(168)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	132	(70)	12
Balance at Dec. 31	$67	$39	$119
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2024		2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,551	$2,968	$3,311	$2,818
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2024 and 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.84, 4.45 and 4.69 percent in 2024, 2023 and 2022, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2024 and 2023 were $13 million and $12 million, respectively, of which an immaterial amount was attributable to SPS.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full-time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
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
•Investment returns in 2024 were below the assumed level of 6.97%.
•Investment returns in 2023 were above the assumed level of 6.96%.
•Investment returns in 2022 were below the assumed level of 6.39%.
•In 2025, SPS’ expected investment-return assumption is 7.03%.
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

Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$19	$—	$—	$—	$19	$38	$—	$—	$—	$38
Commingled funds	—	—	—	259	259	72	—	—	190	262
Debt securities	—	113	1	—	114	—	116	1	—	117
Equity securities	4	—	—	—	4	5	—	—	—	5
Other	—	1	—	—	1	—	(2)	—	—	(2)
Total	$23	$114	$1	$259	$397	$115	$114	$1	$190	$420
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4	$—	$—	$—	$4	$3	$—	$—	$—	$3
Insurance contracts	—	4	—	—	4	—	5	—	—	5
Commingled funds	—	—	—	7	7	2	—	—	7	9
Debt securities	—	21	—	—	21	—	19	—	—	19
Total	$4	$25	$—	$7	$36	$5	$24	$—	$7	$36
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2024 and immaterial assets were transferred in or out of Level 3 for 2023.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Change in Benefit Obligation:
Obligation at Jan. 1	$425	$414	$26	$26
Service cost	7	7	1	1
Interest cost	22	22	1	1
Actuarial (gain) loss	(12)	16	1	1
Plan participants’ contributions	—	—	1	1
Benefit payments	(33)	(34)	(4)	(4)
Obligation at Dec. 31	$409	$425	$26	$26
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$420	$417	$36	$36
Actual return on plan assets	7	37	2	3
Employer contributions	3	—	1	—
Plan participants’ contributions	—	—	1	1
Benefit payments	(33)	(34)	(4)	(4)
Fair value of plan assets at Dec. 31	$397	$420	$36	$36
Funded status of plans at Dec. 31	$(12)	$(5)	$10	$10
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	—	1	10	10
Noncurrent liabilities	(12)	(6)	—	—
Net amounts recognized	$(12)	$(5)	$10	$10

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2024	2023	2024	2023
Discount rate for year-end valuation	5.88%	5.49%	5.88%	5.54%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	9	6
Accumulated benefit obligation for the pension plan was $383 million and $395 million as of Dec. 31, 2024 and 2023, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income, net in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$7	$7	$10	$1	$1	$1
Interest cost	22	22	16	1	1	1
Expected return on plan assets	(32)	(32)	(31)	(2)	(1)	(2)
Amortization of net loss (gain)	3	2	10	—	—	—
Settlement charge (a)	—	—	2	—	—	—
Net periodic pension cost	—	(1)	7	—	1	—
Effects of regulation	(1)	5	(1)	—	—	—
Net benefit cost recognized for financial reporting	$(1)	$4	$6	$—	$1	$—
Significant Assumptions Used to Measure Costs:
Discount rate	5.49%	5.80%	3.08%	5.54%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	4.25	3.75	—	—	—
Expected average long-term rate of return on assets	6.97	6.96	6.39	5.00	5.00	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. There were no settlement charges recorded to the qualified pension plans in 2024 or 2023. In 2022, as a result of lump-sum distributions during each plan year, SPS recorded a total pension settlement charge of $2 million. An immaterial amount was recorded in the income statement in 2022.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss (gain)	$165	$155	$(19)	$(20)
Prior service credit	(1)	(1)	—	—
Total	$164	$154	$(19)	$(20)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$4	$2	$—	$—
Noncurrent regulatory assets	160	152	—	—
Current regulatory liabilities	—	—	(1)	(1)
Noncurrent regulatory liabilities	—	—	(18)	(19)
Total	$164	$154	$(19)	$(20)

Measurement date	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023

Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2022 - 2025 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2025, of which $3 million was attributable to SPS.
•$100 million in 2024, of which $3 million was attributable to SPS.
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
Xcel Energy’s voluntary postretirement funding contributions, of which the amounts attributable to SPS were immaterial, were as follows:
•$8 million expected in 2025.
•$11 million during 2024.
•$11 million during 2023.
•$13 million during 2022.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	31	31	25	9
Alternative investments	20	20	11	13
Short-to-intermediate fixed income securities	9	9	61	77
Cash	2	2	3	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2024 and 2022 which affected the pension or postretirement benefit obligation.
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
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the balance sheets as of Dec. 31, 2024 and 2023.
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2025	$30	$2
2026	30	2
2027	32	2
2028	32	2
2029	32	2
2030-2034	158	10
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $4 million in 2024 and 2023 and $3 million in 2022.

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
2024 Smokehouse Creek Fire Complex — On February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. According to the Texas A&M Forest Service’s Incident Viewer and news reports, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres.

SPS is aware of approximately 25 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 205 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 129 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of a portion of those claims. SPS anticipates additional complaints and demands will be made. As of December 2024, SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has recorded a total of $215 million of estimated losses for the matter (before available insurance). Settlements reached as of the date of this filing total $76 million of expected loss payments, of which $35 million were paid in 2024, resulting in a remaining estimated liability of $180 million presented in other current liabilities as of Dec. 31, 2024.
The cumulative estimated probable losses of $215 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) corresponds to the lower end of the range of Xcel Energy’s reasonably estimable range of losses, and is subject to change based on additional information. This $215 million estimate does not include, among other things, amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) compensation claims for damage to trees, railroad lines, or oil and gas equipment, or (v) other amounts that are not reasonably estimable.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. SPS has recorded an insurance receivable, net of recoveries received, for $210 million, presented within prepayments and other current assets as of Dec. 31, 2024. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the Eighth Circuit issued an additional decision reaffirming FERC’s decision to order refunds. SPP is currently working to process the refunds. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, generation must exceed a net capacity factor of 48%. If generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2024, the net capacity factor exceeded the guaranteed level, resulting in no refund liability for 2024.

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
SPS has recognized its best estimate of costs/liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA issued a nationwide administrative stay of the rule. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.
AROs — AROs have been recorded for SPS’ assets, as follows:

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Accretion	Cash Flow Revisions	Dec. 31, 2024
Electric
Steam and other production	$87	$9	$5	$1	$102
Wind	56	—	2	(3)	55
Distribution	10	—	—	—	10
Total liability	$153	$9	$7	$(2)	$167
(a)Amounts incurred pertain to CCR coal ash regulations and the Harrington pipeline which was placed in service in 2024.

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Dec. 31, 2023
Electric
Steam and other production	$83	$4	$87
Wind	54	2	56
Distribution	10	—	10
Total liability	$147	$6	$153
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2024. Therefore, an ARO has not been recorded for these facilities.
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
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
PPAs	$500	$500
Other	44	44
Gross operating lease ROU assets	544	544
Accumulated amortization	(173)	(141)
Net operating lease ROU assets	$371	$403
Components of lease expense:

(Millions of Dollars)	2024	2023	2022
Operating leases
PPA capacity payments	$48	$53	$53
Other operating leases (a)	3	4	4
Total operating lease expense (b)	$51	$57	$57
(a)Includes immaterial short-term lease expense for 2024, 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in O&M expense.
Commitments under operating leases as of Dec. 31, 2024:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2025	$46	$3	$49
2026	46	3	49
2027	46	3	49
2028	46	4	50
2029	46	4	50
Thereafter	174	29	203
Total minimum obligation	404	46	450
Interest component of obligation	(69)	(10)	(79)
Present value of minimum obligation	335	36	371
Less current portion			(34)
Noncurrent operating and finance lease liabilities			$337

Weighted-average remaining lease term in years			9.1
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
PPAs and Fuel Contracts
Non-Lease PPAs — SPS has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2026, contain minimum energy purchase requirements. Total energy payments on those contracts were $25 million in 2024.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $14 million, $12 million and $12 million in 2024, 2023 and 2022, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices.
At Dec. 31, 2024, the estimated future payments for capacity and energy that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2025	$16	$40
2026	16	38
2027	—	—
2028	—	—
2029	—	—
Thereafter	—	—
Total	$32	$78
(a)Excludes contingent energy payments for renewable energy PPAs.
Amounts exclude approximately $1 billion of incremental payments related to SPS’ renegotiation and extension of a non-lease PPA that received PUCT approval in February 2025. The extension to 2040 will result in annual payments of approximately $65 million to $80 million commencing in 2025.
Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2025 and 2033. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2024:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2025	$75	$57	$58
2026	43	—	58
2027	30	—	58
2028	1	—	52
2029	—	—	36
Thereafter	—	—	8
Total	$149	$57	$270

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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2024 and 2023 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.
Fuel Contracts — SPS purchases all of its coal requirements for its Tolk plant from TUCO Inc. under contracts that will expire in December 2027. TUCO arranges for the purchase, receiving, transporting, unloading, handling, crushing, weighing and delivery of coal to meet SPS’ requirements. TUCO is responsible for negotiating and administering contracts with coal suppliers, transporters and handlers.
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

11. Segment Information
SPS is a wholly owned subsidiary of Xcel Energy. SPS’ chief operating decision maker, the CEO of Xcel Energy Inc., sets the single-segment financial performance objectives and budgets of SPS based on net income generated by its regulated electric utility operations. The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in New Mexico and Texas. The CEO assesses financial performance, including quarterly and annual budget-to-actual and year-over-year variances in revenues and expenses, to inform operating decisions, capital investments and cost recovery strategies.
Other segment expenses, net, includes conservation and DSM expenses, taxes (other than income taxes), other income, net and AFUDC - equity.

	2024	2023	2022
(Millions of Dollars)	Regulated electric utility	Regulated electric utility	Regulated electric utility
Operating revenues	$1,939	$2,152	$2,426
Electric fuel and purchased power	588	910	1,157
O&M expenses	313	279	317
Depreciation and amortization	455	368	388
Other segment expenses, net (a)	93	120	127
Interest charges and financing costs	153	136	141
Income tax benefit	(57)	(45)	(53)
Net income	$394	$384	$349
(a)Other segment expenses, net, for 2023 additionally includes workforce reduction expenses.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$244	$245	$238
Interest expense	3	4	1
Accounts receivable and payable with affiliates at Dec. 31 were:

	2024		2023
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$2	$—	$4	$—
PSCo	8	—	11	—
Other subsidiaries of Xcel Energy Inc.	10	27	11	7
	$20	$27	$26	$7

13. Workforce Reduction
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
No such activities occurred in 2024.
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
Internal Control Over Financial Reporting
No changes in SPS’ internal control over financial reporting occurred during SPS’ most recent fiscal quarter ended Dec. 31, 2024 that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2024 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2024.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Balance Sheets — As of Dec. 31, 2024 and 2023.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2024, 2023 and 2022.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2024, 2023 and 2022.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan, (Chase Bank, as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York, (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.06*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.07*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.08*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.09*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.10*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee), creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.11*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
4.12*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
4.13*	Supplemental Indenture No. 11 dated as of May 15, 2024 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million principal amount of 6.00% First Mortgage Bonds, Series No. 11 due 2054	SPS Form 8-K dated June 6, 2024	4.02
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01

10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024
10.09*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.10*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.11*+	First Amendment to Exhibit 10.10 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.12*+	Second Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.13*+	Third Amendment to Exhibit 10.10 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.14*+	Fourth Amendment to Exhibit 10.10 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.15*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.16*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.17*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.18*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.19*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.20*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.21*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.22*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.23*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.24*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.25+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.26+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.27*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.28*	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.29*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.30+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator
10.31*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among SPS, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$15	$13	$12
Additions charged to costs and expenses	8	11	9
Additions charged to other accounts (a)	2	1	1
Deductions from reserves (b)	(13)	(10)	(9)
Balance at Dec. 31	$12	$15	$13
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 27, 2025	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ ADRIAN J. RODRIGUEZ
Robert C. Frenzel	Adrian J. Rodriguez
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ MELISSA L. OSTROM
Brian J. Van Abel	Melissa L. Ostrom
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
SPS has not sent, and does not expect to send, an annual report or proxy statement to its security holder.