Form 10-Q
period 2025-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2025-04-24
CIK 92521

14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2025
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SRP	System resiliency plan
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating revenues	$521	$428

Operating expenses
Electric fuel and purchased power	216	160
Operating and maintenance expenses	88	72
Demand side management expenses	5	6
Depreciation and amortization	112	99
Taxes (other than income taxes)	25	21
Total operating expenses	446	358

Operating income	75	70

Other income, net	1	1
Allowance for funds used during construction — equity	5	2

Interest charges and financing costs
Interest charges and other financing costs	46	37
Allowance for funds used during construction — debt	(3)	(2)
Total interest charges and financing costs	43	35

Income before income taxes	38	38
Income tax benefit	(21)	(19)
Net income	$59	$57

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$59	$57
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	114	100
Deferred income taxes	(11)	14
Allowance for equity funds used during construction	(5)	(2)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	(9)	79
Accrued unbilled revenues	(25)	2
Inventories	(18)	(13)
Prepayments and other	13	(7)
Accounts payable	—	3
Net regulatory assets and liabilities	(20)	15
Other current liabilities	(49)	(25)
Pension and other employee benefit obligations	(2)	(2)
Other, net	(20)	(15)
Net cash provided by operating activities	29	208

Investing activities
Utility capital/construction expenditures	(280)	(206)
Net cash used in investing activities	(280)	(206)

Financing activities
Repayments of short-term borrowings, net	64	70
Borrowings under utility money pool arrangement	337	246
Repayments under utility money pool arrangement	(320)	(173)
Capital contributions from parent	210	12
Dividends paid to parent	(51)	(101)
Net cash provided by financing activities	240	54

Net change in cash, cash equivalents and restricted cash	(11)	56
Cash, cash equivalents and restricted cash at beginning of period	14	3
Cash, cash equivalents and restricted cash at end of period	$3	$59

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(25)	$(25)
Cash received for income taxes, net; includes proceeds from tax credit transfers	5	15

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$122	$55
Inventory transfers to property, plant and equipment	13	10
Allowance for equity funds used during construction	5	2

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$3	$14
Accounts receivable, net	144	139
Accounts receivable from affiliates	12	20
Accrued unbilled revenues	155	129
Inventories	76	71
Regulatory assets	38	43
Derivative instruments	89	67
Prepaid taxes	12	6
Prepayments and other	345	289
Total current assets	874	778

Property, plant and equipment, net	9,474	9,251

Other assets
Regulatory assets	363	359
Operating lease right-of-use assets	362	371
Derivative instruments	14	—
Other	47	42
Total other assets	786	772
Total assets	$11,134	$10,801

Liabilities and Equity
Current liabilities
Short-term debt	$209	$145
Borrowings under utility money pool arrangement	24	7
Accounts payable	259	233
Accounts payable to affiliates	30	27
Regulatory liabilities	122	142
Taxes accrued	34	51
Accrued interest	52	36
Dividends payable to parent	53	51
Operating lease liabilities	34	34
Other	249	222
Total current liabilities	1,066	948

Deferred credits and other liabilities
Deferred income taxes	759	765
Regulatory liabilities	792	768
Asset retirement obligations	169	167
Pension and employee benefit obligations	14	17
Operating lease liabilities	328	337
Other	11	10
Total deferred credits and other liabilities	2,073	2,064

Commitments and contingencies
Capitalization
Long-term debt	3,551	3,551
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	3,847	3,647
Retained earnings	598	592
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,444	4,238
Total liabilities and equity	$11,134	$10,801
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				57		57
Common dividends declared to parent				(89)		(89)
Balance at March 31, 2024	100	$—	$3,370	$585	$(1)	$3,954

Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				59		59
Common dividends declared to parent				(53)		(53)
Contributions of capital by parent			200			200
Balance at March 31, 2025	100	$—	$3,847	$598	$(1)	$4,444

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2025 and Dec. 31, 2024; the results of SPS’ operations, including the components of net income, cash flows and changes to stockholders’ equity for the three months ended March 31, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2025 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2024.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2024, filed with the SEC on Feb. 27, 2025.
Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. SPS is currently evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$155	$151
Less allowance for bad debts	(11)	(12)
Accounts receivable, net	$144	$139

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$62	$60
Fuel	14	11
Total inventories	$76	$71

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$11,588	$11,443
Plant to be retired (a)	175	182
CWIP	658	518
Total property, plant and equipment	12,421	12,143
Less accumulated depreciation	(2,947)	(2,892)
Property, plant and equipment, net	$9,474	$9,251
(a)Amounts include Tolk Unit 1 and 2. Amounts are reported net of accumulated depreciation.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$100	$100
Amount outstanding at period end	24	7
Average amount outstanding	53	24
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	4.28%	5.29%
Weighted average interest rate at period end	4.33	4.58
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$500	$500
Amount outstanding at period end	209	145
Average amount outstanding	239	35
Maximum amount outstanding	314	160
Weighted average interest rate, computed on a daily basis	4.60%	5.47%
Weighted average interest rate at period end	4.67	4.66
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2025 and Dec. 31, 2024, there were no letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.

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
As of March 31, 2025, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$209	$291
(a)Expires in September 2027.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2025 and Dec. 31, 2024.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Major revenue types
Revenue from contracts with customers:
Residential	$114	$86
Commercial and Industrial	288	217
Other	11	9
Total retail	413	312
Wholesale	25	36
Transmission	76	71
Other	1	—
Total revenue from contracts with customers	515	419
Alternative revenue and other	6	9
Total revenues	$521	$428

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2025	2024
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	2.0	2.5
(Decreases) increases:
PTCs (a)	(78.0)	(69.7)
Plant regulatory differences (b)	(4.3)	(4.5)
Amortization of excess nonplant deferred taxes	0.3	0.3
Other, net	3.7	0.4
Effective income tax rate	(55.3)%	(50.0)%
(a)Wind PTCs net of estimated transfer discounts. Gross PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
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
As of March 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2025, SPS had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at March 31, 2025 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2025, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	March 31, 2025	Dec. 31, 2024
MWh of electricity	9	7
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
SPS often has significant concentrations of credit risk with particular entities or industries in its wholesale, trading and non-trading commodity activities.
As of March 31, 2025, one of the four most significant counterparties for these activities, comprising $3 million, or 12%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the four most significant counterparties, comprising $22 million, or 82%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
None of these counterparties, had credit quality less than investment grade, based on internal analysis. Four of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Other derivative instruments:
Electric commodity	$8
Total	$8

Three Months Ended March 31, 2024
Other derivative instruments:
Electric commodity	$(1)
Total	$(1)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Other derivative instruments:
Electric commodity	$(11)	(a)
Total	$(11)

Three Months Ended March 31, 2024
Other derivative instruments:
Electric commodity	$8	(a)
Total	$8
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
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$89	$89	$—	$89	$—	$—	$67	$67	$—	$67
Total current derivative assets	$—	$—	$89	$89	$—	$89	$—	$—	$67	$67	$—	$67
Noncurrent derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$14	$14	$—	$14	$—	$—	$—	$—	$—	$—
Total noncurrent derivative assets	$—	$—	$14	$14	$—	$14	$—	$—	$—	$—	$—	$—
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$67	$39
Purchases (a)	66	3
Settlements (a)	(48)	(36)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	18	46
Balance at March 31	$103	$52
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of March 31, 2025, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,551	$2,975	$3,551	$2,968
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	6	5
Expected return on plan assets (a)	(8)	(8)
Amortization of net loss (a)	—	1
Net periodic benefit cost	—	—
Effects of regulation	—	1
Net benefit cost recognized for financial reporting	$—	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2025, contributions totaling $125 million were made across Xcel Energy’s pension plans, $3 million of which was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2025.

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

SPS is aware of approximately 25 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. SPS has also received approximately 225 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 151 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of a portion of those claims. SPS anticipates additional complaints and demands will be made. SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex.
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
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy believes it is probable that it will incur a loss in connection with the Smokehouse Creek Fire Complex and accordingly has recorded $290 million of total estimated losses for the matter (before available insurance). Evaluation of the cost and other attributes of completed and anticipated claim settlements for various types of property damage, including certain previously inestimable categories of claims, resulted in an increase in total estimated losses relative to the $215 million estimate as of Dec. 31, 2024.
Settlements reached as of the date of this filing total $113 million of expected loss payments, of which $79 million and $35 million were paid through March 31, 2025 and Dec. 31, 2024, respectively. A remaining estimated liability of $211 million and $180 million is presented in other current liabilities as of March 31, 2025 and Dec. 31, 2024, respectively.
The cumulative estimated probable losses of $290 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) corresponds to the lower end of the range of Xcel Energy’s reasonably estimable range of losses, and is subject to change based on additional information. This $290 million estimate does not include, among other things, amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $285 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of March 31, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
MGP, Landfill and Disposal Sites
SPS is investigating, remediating or performing post-closure actions at three historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
SPS has recognized its best estimate of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions, beginning with an Assessment of Corrective Measures.
SPS expects to incur $4 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
SPS continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. Compliance would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, SPS anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
In March 2025, the 5th Circuit Court of Appeals denied petitions challenging EPA’s disapproval of Texas’s state implementation plan, affirming inclusion of Texas facilities in the EPA’s plan. However, the plan is subject to both judicial and administrative stays and the EPA has announced that it intends to reconsider the rule.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$9	$13
Other operating leases (a)	1	1
Total operating lease expense (b)	$10	$14
(a)Includes immaterial short-term lease expense for 2025 and 2024.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$393	$45	$438
Interest component of obligation	(66)	(10)	(76)
Present value of minimum obligation	$327	$35	362
Less current portion			(34)
Noncurrent operating lease liabilities			$328
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
SPS had approximately 1,197 MW of capacity under long-term PPAs at both March 31, 2025 and Dec. 31, 2024 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

10. Segment Information
Segment information:

	Three Months Ended March 31
	2025	2024
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$521	$428
Electric fuel and purchased power	216	160
O&M expenses	88	72
Depreciation and amortization	112	99
Other segment expenses, net	24	24
Interest charges and financing costs	43	35
Income tax benefit	(21)	(19)
Net income	$59	$57
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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three months ended March 31, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $59 million for the three months ended March 31, 2025 compared with $57 million for the prior year. The year-to-date increase is due to higher recovery of electric infrastructure investments and sales growth, offset by increased depreciation and O&M expenses.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$60
Regulatory rate outcomes	10
Non-fuel riders	9
Other, net	14
Total increase	$93
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $56 million year-to-date. The increase is due to increased prices, timing of deferred fuel costs and increased volumes.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $16 million year-to-date. The increase was primarily related to increased insurance costs and operational activities.
Depreciation and Amortization — Depreciation and amortization increased $13 million year-to-date. The increase was due to system investment and new depreciation rates in Texas.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2024, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
Bids from the RFP were received in January and are currently being evaluated. A portfolio selection filing is expected in the second quarter of 2025 followed by a certificate of need filing for the specific assets in the third quarter of 2025. The PUCT and NMPRC are expected to rule on the portfolio in 2026.
Texas System Resiliency Plan — In December 2024, SPS filed its Texas SRP with the PUCT. Consistent with PUCT requirements, SPS’ proposed plan discusses resiliency-related risks and the five measures that have been designed to help SPS prevent, withstand, mitigate or more promptly recover from resiliency events, including wildfire.
The proposed SRP covers 2025-2028 and includes a proposed $538 million of investment across the following measures:
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
In April 2025, SPS filed a unanimous stipulation and settlement agreement which includes approximately $490 million of spend over the plan period, adjusted largely to reflect the removal of the operational flexibility measure for investment in the normal course of business. The settlement also includes the deferral of distribution-related costs, including depreciation expense and carrying costs at SPS’ weighted average cost of capital.
SPS expects a PUCT decision on the settlement by the third quarter of 2025.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. SPS has requested commission decisions by September 2025.
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
In April 2025, the U.S. Department of Commerce announced its final determination in the countervailing duty circumvention and anti-dumping investigations. The rates will go into effect after the U.S. International Trade Commission makes its final determination, expected in the second quarter of 2025. Xcel Energy does not expect these determinations to impact its projects.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Due to the current tariff level on Chinese products, utility-scale battery projects are at most risk to be impacted in terms of cost and/or schedule. Additionally, executive orders have been issued relating to the permitting of wind projects and the retirement of coal facilities.
SPS continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. SPS may seek regulatory relief, if required, in its jurisdictions.

Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.
Excess Liability Insurance Coverage
SPS maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to SPS of approximately $12 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by SPS’ employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $300 million of wildfire coverage for SPS. The annual premium for this excess liability insurance assigned to SPS is approximately $45 million. In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC seeking deferred accounting for these increased costs.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan, though no formal actions have been taken on these regulations to date. We will continue to monitor and respond as appropriate to EPA’s administrative efforts to take action.
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
As of March 31, 2025, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2024, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

Southwestern Public Service Company

04/24/2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)