Form 10-Q
period 2025-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2025-07-31
CIK 92521

14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
C&I	Commercial and Industrial
CFO	Chief financial officer
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SRP	System resiliency plan
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating revenues	$508	$458	$1,029	$886

Operating expenses
Electric fuel and purchased power	158	103	374	263
Operating and maintenance expenses	83	83	171	155
Demand side management expenses	6	5	11	11
Depreciation and amortization	115	136	227	235
Taxes (other than income taxes)	25	29	50	50
Total operating expenses	387	356	833	714

Operating income	121	102	196	172

Other income, net	3	4	4	5
Allowance for funds used during construction — equity	6	4	11	6

Interest charges and financing costs
Interest charges and other financing costs	48	41	94	78
Allowance for funds used during construction — debt	(3)	(2)	(6)	(4)
Total interest charges and financing costs	45	39	88	74

Income before income taxes	85	71	123	109
Income tax benefit	(16)	(18)	(37)	(37)
Net income	$101	$89	$160	$146

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$160	$146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	229	237
Deferred income taxes	12	94
Allowance for equity funds used during construction	(11)	(6)
Provision for bad debts	4	3
Changes in operating assets and liabilities:
Accounts receivable	(31)	66
Accrued unbilled revenues	(45)	(19)
Inventories	(32)	(27)
Prepayments and other	84	(4)
Accounts payable	27	20
Net regulatory assets and liabilities	(1)	36
Other current liabilities	(95)	(25)
Pension and other employee benefit obligations	(2)	(2)
Other, net	(1)	(13)
Net cash provided by operating activities	298	506

Investing activities
Utility capital/construction expenditures	(653)	(428)
Investments in utility money pool arrangement	(178)	—
Repayments from utility money pool arrangement	178	—
Net cash used in investing activities	(653)	(428)

Financing activities
Repayments of short-term borrowings, net	(145)	(75)
Proceeds from issuance of long-term debt, net	494	588
Borrowings under utility money pool arrangement	518	437
Repayments under utility money pool arrangement	(525)	(464)
Capital contributions from parent	559	272
Repayment of long-term debt	—	(350)
Dividends paid to parent	(103)	(148)
Net cash provided by financing activities	798	260

Net change in cash, cash equivalents and restricted cash	443	338
Cash, cash equivalents and restricted cash at beginning of period	14	3
Cash, cash equivalents and restricted cash at end of period	$457	$341

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(78)	$(68)
Cash received for income taxes, net; includes proceeds from tax credit transfers	50	117

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$147	$57
Inventory transfers to property, plant and equipment	57	26
Allowance for equity funds used during construction	11	6

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$457	$14
Accounts receivable, net	164	139
Accounts receivable from affiliates	16	20
Accrued unbilled revenues	174	129
Inventories	76	71
Regulatory assets	26	43
Derivative instruments	184	67
Prepaid taxes	4	6
Prepayments and other	282	289
Total current assets	1,383	778

Property, plant and equipment, net	9,783	9,251

Other assets
Regulatory assets	364	359
Operating lease right-of-use assets	354	371
Other	47	42
Total other assets	765	772
Total assets	$11,931	$10,801

Liabilities and Equity
Current liabilities
Short-term debt	$—	$145
Borrowings under utility money pool arrangement	—	7
Accounts payable	293	233
Accounts payable to affiliates	49	27
Regulatory liabilities	231	142
Taxes accrued	44	51
Accrued interest	41	36
Dividends payable to parent	53	51
Operating lease liabilities	35	34
Other	202	222
Total current liabilities	948	948

Deferred credits and other liabilities
Deferred income taxes	787	765
Regulatory liabilities	792	768
Asset retirement obligations	170	167
Pension and employee benefit obligations	13	17
Operating lease liabilities	319	337
Other	10	10
Total deferred credits and other liabilities	2,091	2,064

Commitments and contingencies
Capitalization
Long-term debt	4,046	3,551
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	4,200	3,647
Retained earnings	647	592
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,846	4,238
Total liabilities and equity	$11,931	$10,801
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2025 and 2024
Balance at March 31, 2024	100	$—	$3,370	$585	$(1)	$3,954
Net income				89		89
Common dividends declared to parent				(46)		(46)
Contributions of capital by parent			263			263
Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260

Balance at March 31, 2025	100	$—	$3,847	$598	$(1)	$4,444
Net income				101		101
Common dividends declared to parent				(52)		(52)
Contributions of capital by parent			353			353
Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				146		146
Dividends declared to parent				(135)		(135)
Contributions of capital by parent			263			263
Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260

Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				160		160
Dividends declared to parent				(105)		(105)
Contributions of capital by parent			553			553
Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2025 and Dec. 31, 2024; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2025 and 2024; and SPS’ cash flows for the six months ended June 30, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2025 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$174	$151
Less allowance for bad debts	(10)	(12)
Accounts receivable, net	$164	$139

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$63	$60
Fuel	13	11
Total inventories	$76	$71

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$11,803	$11,443
Plant to be retired (a)	167	182
CWIP	760	518
Total property, plant and equipment	12,730	12,143
Less accumulated depreciation	(2,947)	(2,892)
Property, plant and equipment, net	$9,783	$9,251
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$100	$100
Amount outstanding at period end	—	7
Average amount outstanding	29	24
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	4.33%	5.29%
Weighted average interest rate at period end	N/A	4.58
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$600	$500
Amount outstanding at period end	—	145
Average amount outstanding	86	35
Maximum amount outstanding	260	160
Weighted average interest rate, computed on a daily basis	4.65%	5.47%
Weighted average interest rate at period end	N/A	4.66
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2025 and Dec. 31, 2024, there were no letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.

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
In May 2025, SPS entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The borrowing limit for SPS was increased from $500 million to $600 million, and the maturity was extended from September 2027 to December 2029.
SPS has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
As of June 30, 2025, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$600	$—	$600
(a)Expires in December 2029.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the six months ended June 30, 2025, SPS issued $500 million of 5.30% First Mortgage Bonds due May 15, 2035.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2025		2024
Major revenue types
Revenue from contracts with customers:
Residential	$95		$83
C&I	289	(a)	219
Other	12		13
Total retail	396		315
Wholesale	23		30
Transmission	78		70
Other	1		1
Total revenue from contracts with customers	498		416
Alternative revenue and other	10		42
Total revenues	$508		$458
(a)For the three months ended June 30, 2025, revenues from one C&I customer represented approximately 10.1% of total revenues.

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Major revenue types
Revenue from contracts with customers:
Residential	$209	$169
C&I (a)	577	436
Other	23	22
Total retail	809	627
Wholesale	48	66
Transmission	154	141
Other	2	1
Total revenue from contracts with customers	1,013	835
Alternative revenue and other	16	51
Total revenues	$1,029	$886
(a)For the six months ended June 30, 2025 and 2024, revenues from one C&I customer represented approximately 9.7% and 10.2% of total revenues, respectively.

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.0	2.5
(Decreases) increases:
PTCs (a)	(49.7)	(53.2)
Plant regulatory differences (b)	(4.3)	(4.6)
Amortization of excess nonplant deferred taxes	0.3	0.3
Other, net	0.6	0.1
Effective income tax rate	(30.1)%	(33.9)%
(a)Wind PTCs net of estimated transfer discounts. Gross PTCs are generally credited to customers (reduction to revenue) and do not materially impact earnings.
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
As of June 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2025, SPS had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at June 30, 2025 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2025, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	June 30, 2025	Dec. 31, 2024
MWh of electricity	17	7
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
As of June 30, 2025, one of the four most significant counterparties for these activities, comprising $4 million, or 15%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the four most significant counterparties, comprising $22 million, or 81%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
None of these counterparties, had credit quality less than investment grade, based on internal analysis.
Four of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$12
Total	$12

Six Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$20
Total	$20

Three Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$41
Total	$41

Six Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$40
Total	$40

Pre-Tax Gains Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$(19)	(a)
Total	$(19)

Six Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$(29)	(a)
Total	$(29)

Three Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$(16)	(a)
Total	$(16)

Six Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$(8)	(a)
Total	$(8)
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
SPS had no derivative instruments designated as fair value hedges during the six months ended June 30, 2025 and 2024.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$184	$184	$—	$184	$—	$—	$67	$67	$—	$67
Total current derivative assets	$—	$—	$184	$184	$—	$184	$—	$—	$67	$67	$—	$67
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at April 1	$103	$52
Purchases (a)	132	102
Settlements (a)	(74)	(83)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	23	75
Balance at June 30	$184	$146

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$67	$39
Purchases (a)	198	105
Settlements (a)	(122)	(119)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	41	121
Balance at June 30	$184	$146
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of June 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,046	$3,462	$3,551	$2,968
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$2	$—	$—
Interest cost (a)	6	6	—	1
Expected return on plan assets (a)	(8)	(8)	(1)	(1)
Amortization of net loss (a)	1	—	—	—
Net periodic benefit cost (credit)	1	—	(1)	—
Effects of regulation	1	(2)	—	—
Net benefit cost (credit) recognized for financial reporting	$2	$(2)	$(1)	$—

	Six Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4	$4	$—	$—
Interest cost (a)	12	11	—	1
Expected return on plan assets (a)	(16)	(16)	(1)	(1)
Amortization of net loss (a)	1	1	—	—
Net periodic benefit cost (credit)	1	—	(1)	—
Effects of regulation	1	(1)	—	—
Net benefit cost (credit) recognized for financial reporting	$2	$(1)	$(1)	$—
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

SPS is aware of approximately 27 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 27 complaints, seven have been resolved and dismissed to date, with four others settled and pending dismissal. SPS has also received approximately 253 claims for losses related to the Smokehouse Creek Fire Complex through its claims process and has reached final settlements on 187 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for claims related to the Smokehouse Creek Fire Complex which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of a portion of those claims. SPS anticipates additional complaints and demands will be made. SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex and has reached a settlement in principle with the subrogated insurer plaintiffs.
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
Settlements reached as of the date of this filing, including the settlement in principle with the subrogated insurer plaintiffs, total $176 million of expected loss payments, of which $123 million and $35 million were paid through June 30, 2025 and Dec. 31, 2024, respectively. A remaining estimated liability of $167 million and $180 million is presented in other current liabilities as of June 30, 2025 and Dec. 31, 2024, respectively.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $221 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of June 30, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the Eighth Circuit issued an additional decision reaffirming FERC’s decision to order refunds. Any refunds received by SPS are expected to be given back to SPS customers through future rates. SPS has recorded an estimate for a refund in this matter.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. SPS is reviewing the rule to determine any potential impacts.
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
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$18	$26
Other operating leases (a)	2	2
Total operating lease expense (b)	$20	$28
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the statements of income. Expense for other operating leases is included in operating and maintenance expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$381	$45	$426
Interest component of obligation	(62)	(10)	(72)
Present value of minimum obligation	$319	$35	354
Less current portion			(35)
Noncurrent operating lease liabilities			$319
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
SPS had 1,197 MW of capacity under long-term PPAs at both June 30, 2025 and Dec. 31, 2024 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

10. Segment Information
Segment information:

	Three Months Ended June 30
	2025	2024
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$508	$458
Electric fuel and purchased power	158	103
O&M expenses	83	83
Depreciation and amortization	115	136
Other segment expenses, net	22	26
Interest charges and financing costs	45	39
Income tax benefit	(16)	(18)
Net income	$101	$89

	Six Months Ended June 30
	2025	2024
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$1,029	$886
Electric fuel and purchased power	374	263
O&M expenses	171	155
Depreciation and amortization	227	235
Other segment expenses, net	46	50
Interest charges and financing costs	88	74
Income tax benefit	(37)	(37)
Net income	$160	$146
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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and six months ended June 30, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $160 million for the six months ended June 30, 2025 compared with $146 million for the prior year. The year-to-date change was driven by higher recovery of electric infrastructure investments and sales growth, partially offset by increased interest and O&M expenses.

Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$129
Sales and demand	35
Non-fuel riders	15
Regulatory rate outcomes	7
Revenue recognition for the Texas rate case surcharge	(36)
Estimated impact of weather	(10)
Other, net	3
Total increase	$143
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $111 million year-to-date. The increase is due to increased commodity prices, timing of fuel recovery mechanisms and increased volumes.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $16 million year-to-date. The increase was primarily related to increased insurance costs, benefits and operational activities. The increase was partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024.
Interest Charges — Interest charges increased $16 million year-to-date, largely due to higher debt levels and interest rates.
Depreciation and Amortization — Depreciation and amortization decreased $8 million year-to-date. The decrease was due to depreciation rates in Texas and the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024, partially offset by system investment.

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
Pending and Recently Concluded Regulatory Proceedings
SPS Resource Plan (IRP) — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources. SPS’ projected resource needs range from approximately 5,300 MW to 10,200 MW of nameplate capacity by 2030. In February 2024, the NMPRC accepted the IRP.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. The total capacity to be added to the system is expected to align with the range identified in the SPS IRP, depending on the types of resources proposed in the RFP and their accredited capacity factors.
Bids from the RFP were received in January 2025. In July 2025, the portfolio selection report was publicly filed with the NMPRC with 3,121 MW of accredited capacity resources, including the following:

Generation Resource Nameplate Capacity (in MW)	Company Owned	PPAs	Total
Wind Resources	1,273	—	1,273
Solar	695	—	695
Storage	472	640	1,112
Natural Gas	2,088	—	2,088
Total	4,528	640	5,168
SPS expects to make Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in the second half of 2025, with approvals expected in 2026.
SPS will issue a second RFP in the second half of 2025 to solicit a minimum of 500 MW of accredited capacity through 2032, inclusive of additional renewable generation for New Mexico Renewable Portfolio Standard compliance.
Texas System Resiliency Plan — In December 2024, SPS filed its Texas SRP with the PUCT. Consistent with PUCT requirements, SPS’ proposed plan discusses resiliency-related risks and the five measures that have been designed to help SPS prevent, withstand, mitigate or more promptly recover from resiliency events, including wildfire. The proposed SRP covers 2025-2028 and includes a proposed $538 million of investment.
In April 2025, SPS filed a unanimous stipulation and settlement agreement. The settlement includes approximately $490 million of spend over the plan period, adjusted largely to reflect the removal of the operational flexibility measure for investment in the normal course of business. The settlement also includes the deferral of distribution-related costs, including depreciation expense and carrying costs at SPS’ weighted average cost of capital.
In July 2025, the PUCT approved the SRP, authorizing approximately $495 million of spend over the plan period, including reinstating previously removed distribution hardening projects.

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
Other
Supply Chain
SPS’ ability to meet customer energy requirements and growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations of CSPV cells are ongoing and we continue to monitor the potential impacts of these cases.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Additionally, executive orders and actions from government agencies may impact the permitting of wind and solar facilities and the retirement of coal facilities.
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
Tax Law Changes
On July 4, 2025, the President signed into law Public Law No. 119-21 (the “OBBB”). The OBBB modifies certain clean energy tax provisions included in the Inflation Reduction Act. The provisions include:
•Eliminating production and investment tax credits for wind and solar facilities placed in service after 2027, for facilities that begin construction after July 4, 2026.
•The addition of foreign entity of concern rules that apply to projects commencing construction after 2025.
SPS does not expect these provisions to have an impact on our 2025-2029 base capital plan as steps have been taken to begin construction under the IRS’ safe harbor guidance.
On July 7, 2025, the White House issued an Executive Order directing the Secretary of the Treasury to issue guidance to ensure that policies concerning the beginning of construction are not circumvented. SPS will continue to assess the impact of future guidance on its projects as well as its PPAs.
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

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan. SPS will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
In June 2025, the EPA proposed to repeal these and all other GHG emissions standards for the power sector. In the alternative, the EPA proposed to repeal a narrower subset of the 2024 regulations. The EPA provided a 45-day comment period for the proposal.
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing greenhouse gas emissions under the Clean Air Act. SPS will monitor the proposed rules and evaluate the impacts of any final rule.

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
As of June 30, 2025, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 12 dated as of April 15, 2025 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.30% First Mortgage Bonds, Series No. 12 due 2035.	SPS Form 8-K dated May 2, 2025	4.02
10.01*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.04
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

July 31, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)