Form 10-Q
period 2025-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2025-10-30
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 30, 2025
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
ARO	Asset retirement obligation
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
C&I	Commercial and Industrial
CFO	Chief financial officer
CCR	Coal combustion residuals
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Operating revenues	$655	$594	$1,684	$1,480

Operating expenses
Electric fuel and purchased power	208	163	582	426
Operating and maintenance expenses	86	82	257	237
Demand side management expenses	6	4	17	15
Depreciation and amortization	118	109	345	344
Taxes (other than income taxes)	25	26	75	76
Total operating expenses	443	384	1,276	1,098

Operating income	212	210	408	382

Other income, net	4	5	8	10
Allowance for funds used during construction — equity	9	6	20	12

Interest charges and financing costs
Interest charges and other financing costs	50	42	144	120
Allowance for funds used during construction — debt	(5)	(2)	(11)	(6)
Total interest charges and financing costs	45	40	133	114

Income before income taxes	180	181	303	290
Income tax expense (benefit)	20	5	(17)	(32)
Net income	$160	$176	$320	$322

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2025	2024
Operating activities
Net income	$320	$322
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	348	346
Deferred income taxes	24	119
Allowance for equity funds used during construction	(20)	(12)
Provision for bad debts	6	6
Changes in operating assets and liabilities:
Accounts receivable	(66)	49
Accrued unbilled revenues	(45)	(16)
Inventories	(51)	(44)
Prepayments and other	98	(9)
Accounts payable	40	13
Net regulatory assets and liabilities	(16)	20
Other current liabilities	(125)	8
Pension and other employee benefit obligations	(2)	(1)
Other, net	4	(17)
Net cash provided by operating activities	515	784

Investing activities
Utility capital/construction expenditures	(1,106)	(665)
Investments in utility money pool arrangement	(322)	—
Repayments from utility money pool arrangement	322	—
Net cash used in investing activities	(1,106)	(665)

Financing activities
Repayments of short-term borrowings, net	(145)	(75)
Proceeds from issuance of long-term debt, net	493	588
Borrowings under utility money pool arrangement	518	443
Repayments under utility money pool arrangement	(525)	(470)
Capital contributions from parent	563	272
Repayment of long-term debt	—	(350)
Dividends paid to parent	(271)	(320)
Net cash provided by financing activities	633	88

Net change in cash, cash equivalents and restricted cash	42	207
Cash, cash equivalents and restricted cash at beginning of period	14	3
Cash, cash equivalents and restricted cash at end of period	$56	$210

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(100)	$(91)
Cash received for income taxes, net; includes proceeds from tax credit transfers	63	144

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$132	$100
Inventory transfers to property, plant and equipment	73	46
Allowance for equity funds used during construction	20	12

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$56	$14
Accounts receivable, net	212	139
Accounts receivable from affiliates	11	20
Accrued unbilled revenues	174	129
Inventories	78	71
Regulatory assets	16	43
Derivative instruments	140	67
Prepayments and other	396	295
Total current assets	1,083	778

Property, plant and equipment, net	10,121	9,251

Other assets
Regulatory assets	370	359
Operating lease right-of-use assets	345	371
Other	49	42
Total other assets	764	772
Total assets	$11,968	$10,801

Liabilities and Equity
Current liabilities
Short-term debt	$—	$145
Borrowings under utility money pool arrangement	—	7
Accounts payable	283	233
Accounts payable to affiliates	61	27
Regulatory liabilities	182	142
Taxes accrued	83	51
Accrued interest	63	36
Dividends payable to parent	48	51
Operating lease liabilities	35	34
Other	231	222
Total current liabilities	986	948

Deferred credits and other liabilities
Deferred income taxes	798	765
Regulatory liabilities	785	768
Asset retirement obligations	172	167
Pension and employee benefit obligations	13	17
Operating lease liabilities	310	337
Other	13	10
Total deferred credits and other liabilities	2,091	2,064

Commitments and contingencies
Capitalization
Long-term debt	4,046	3,551
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	4,202	3,647
Retained earnings	644	592
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,845	4,238
Total liabilities and equity	$11,968	$10,801
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2025 and 2024
Balance at June 30, 2024	100	$—	$3,633	$628	$(1)	$4,260
Net income				176		176
Common dividends declared to parent				(183)		(183)
Contributions of capital by parent			4			4
Balance at Sept. 30, 2024	100	$—	$3,637	$621	$(1)	$4,257

Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846
Net income				160		160
Common dividends declared to parent				(163)		(163)
Contributions of capital by parent			2			2
Balance at Sept. 30, 2025	100	$—	$4,202	$644	$(1)	$4,845

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986
Net income				322		322
Dividends declared to parent				(318)		(318)
Contributions of capital by parent			267			267
Balance at Sept. 30, 2024	100	$—	$3,637	$621	$(1)	$4,257

Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				320		320
Dividends declared to parent				(268)		(268)
Contributions of capital by parent			555			555
Balance at Sept. 30, 2025	100	$—	$4,202	$644	$(1)	$4,845

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2025 and Dec. 31, 2024; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2025 and 2024; and SPS’ cash flows for the nine months ended Sept. 30, 2025 and 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$223	$151
Less allowance for bad debts	(11)	(12)
Accounts receivable, net	$212	$139

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$68	$60
Fuel	10	11
Total inventories	$78	$71

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$11,973	$11,443
Plant to be retired (a)	164	182
CWIP	1,014	518
Total property, plant and equipment	13,151	12,143
Less accumulated depreciation	(3,030)	(2,892)
Property, plant and equipment, net	$10,121	$9,251
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$100	$100
Amount outstanding at period end	—	7
Average amount outstanding	—	24
Maximum amount outstanding	—	100
Weighted average interest rate, computed on a daily basis	N/A	5.29%
Weighted average interest rate at period end	N/A	4.58
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$600	$500
Amount outstanding at period end	—	145
Average amount outstanding	—	35
Maximum amount outstanding	—	160
Weighted average interest rate, computed on a daily basis	N/A	5.47%
Weighted average interest rate at period end	N/A	4.66

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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of Sept. 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the nine months ended Sept. 30, 2025, SPS issued $500 million of 5.30% First Mortgage Bonds due May 15, 2035.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Major revenue types
Revenue from contracts with customers:
Residential	$153	$152
C&I	359	308
Other	16	14
Total retail	528	474
Wholesale	33	29
Transmission	84	80
Other	—	1
Total revenue from contracts with customers	645	584
Alternative revenue and other	10	10
Total revenues	$655	$594

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Major revenue types
Revenue from contracts with customers:
Residential	$362	$321
C&I (a)	936	744
Other	39	36
Total retail	1,337	1,101
Wholesale	81	95
Transmission	238	221
Other	2	2
Total revenue from contracts with customers	1,658	1,419
Alternative revenue and other	26	61
Total revenues	$1,684	$1,480
(a)For the nine months ended Sept. 30, 2025 and 2024, revenues from one C&I customer represented approximately 9.3% and 10.1% of total revenues, respectively.

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	2.6	2.0
(Decreases) increases:
PTCs (a)	(27.5)	(28.8)
Plant regulatory differences (b)	(4.9)	(4.4)
Amortization of excess nonplant deferred taxes	0.2	0.2
Adjustment to tax reform implementation	3.2	—
Other, net	(0.2)	(1.0)
Effective income tax rate	(5.6)%	(11.0)%
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
As of Sept. 30, 2025, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	Sept. 30, 2025	Dec. 31, 2024
MWh of electricity	11	7
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
As of Sept. 30, 2025, one of the four most significant counterparties for these activities, comprising $4 million, or 14%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the four most significant counterparties, comprising $21 million, or 77%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
None of these counterparties had credit quality less than investment grade, based on internal analysis.
Four of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$2
Total	$2

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$21
Total	$21

Three Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$15
Total	$15

Nine Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$55
Total	$55

Pre-Tax Losses (Gains) Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$2	(a)
Total	$2

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$(27)	(a)
Total	$(27)

Three Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$(18)	(a)
Total	$(18)

Nine Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$(26)	(a)
Total	$(26)
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
SPS had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2025 and 2024.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$140	$140	$—	$140	$—	$—	$67	$67	$—	$67
Total current derivative assets	$—	$—	$140	$140	$—	$140	$—	$—	$67	$67	$—	$67
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
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Balance at July 1	$184	$146
Purchases (a)	—	2
Settlements (a)	(39)	(64)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(5)	28
Balance at Sept. 30	$140	$112

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$67	$39
Purchases (a)	199	107
Settlements (a)	(161)	(183)
Net transactions recorded during the period:
Net gains recognized as regulatory assets and liabilities (a)	35	149
Balance at Sept. 30	$140	$112
(a)Relates primarily to FTR instruments administered by SPP.

Fair Value of Long-Term Debt
As of Sept. 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,046	$3,561	$3,551	$2,968
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1	$1	$—	$—
Interest cost (a)	5	6	1	—
Expected return on plan assets (a)	(8)	(9)	(1)	—
Amortization of net loss (gain) (a)	1	1	(1)	—
Net periodic benefit credit	(1)	(1)	(1)	—
Effects of regulation	—	—	—	—
Net benefit credit recognized for financial reporting	$(1)	$(1)	$(1)	$—

	Nine Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	17	17	1	1
Expected return on plan assets (a)	(24)	(25)	(2)	(1)
Amortization of net loss (gain) (a)	2	2	(1)	—
Net periodic benefit credit	—	(1)	(2)	—
Effects of regulation	1	(1)	—	—
Net benefit cost (credit) recognized for financial reporting	$1	$(2)	$(2)	$—
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
2024 Smokehouse Creek Fire Complex — On February 26, 2024, multiple wildfires began in the Texas Panhandle, including the Smokehouse Creek Fire and the 687 Reamer Fire, which burned into the perimeter of the Smokehouse Creek Fire (together, referred to herein as the “Smokehouse Creek Fire Complex”). The Texas A&M Forest Service issued incident reports that determined that the Smokehouse Creek Fire and the 687 Reamer Fire were caused by power lines owned by SPS after wooden poles near each fire origin failed. According to the Texas A&M Forest Service’s Incident Viewer and news reports, the Smokehouse Creek Fire Complex burned approximately 1,055,000 acres. In August 2025, the Texas Attorney General’s office announced that it was opening a civil investigation into utilities, including Xcel Energy and SPS, connected to the Smokehouse Creek and Windy Deuce fires. The company is cooperating with that investigation.
SPS is aware of approximately 34 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 34 complaints, 12 have been resolved and dismissed to date, with nine others settled or settled in principle, and pending dismissal.
SPS has received 254 claims through its claims process and has reached final settlements on 212 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 83 claims which have not been submitted through the claims process and have also not been filed as lawsuits, and has reached settlement of 71 of those claims through mediation.
SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims that have been asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $361 million of expected loss payments, of which $219 million and $35 million were paid through Sept. 30, 2025 and Dec. 31, 2024, respectively.

Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $410 million of total estimated losses for the matter (before available insurance). This represents a $120 million increase from the estimated losses as of June 30, 2025, largely driven by actual settlement activity for large claims and previously inestimable categories, such as damage to trees. A remaining estimated liability of $191 million and $180 million is presented in other current liabilities as of Sept. 30, 2025 and Dec. 31, 2024, respectively.
The cumulative estimated probable losses of $410 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the total of actual settlements reached to date plus the low end of the range for remaining reasonably estimable losses, and is subject to change as additional information becomes available. This $410 million estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including whether additional complaints and demands may be made. In the event that SPS or Xcel Energy Services Inc. was found liable related to the litigation related to the Smokehouse Creek Fire Complex and was required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables of $341 million and $210 million, net of recoveries received, are presented in prepayments and other current assets as of Sept. 30, 2025 and Dec. 31, 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the Eighth Circuit issued an additional decision reaffirming the FERC’s decision to order refunds. In September 2025, the FERC issued an order on SPP's refund plan. The FERC directed SPP to provide additional information in a compliance filing, due 45 days after the order. SPS has recorded an estimate for a refund in this matter. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. SPS will monitor the proposed rule and evaluate the impacts of any final rule.
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
Compliance with the published plan would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, if the rule is implemented, SPS anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms.
Leases
SPS evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$10	$12
Other operating leases (a)	1	1
Total operating lease expense	$11	$13
(a)Includes immaterial short-term lease expense.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$28	$38
Other operating leases (a)	3	3
Total operating lease expense	$31	$41
(a)Includes immaterial short-term lease expense.
Commitments under operating leases as of Sept. 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$370	$44	$414
Interest component of obligation	(59)	(10)	(69)
Present value of minimum obligation	$311	$34	345
Less current portion			(35)
Noncurrent operating lease liabilities			$310
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
SPS had 1,197 MW of capacity under long-term PPAs at both Sept. 30, 2025 and Dec. 31, 2024 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

10. Segment Information
Segment information:

	Three Months Ended Sept. 30
	2025	2024
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$655	$594
Electric fuel and purchased power	208	163
O&M expenses	86	82
Depreciation and amortization	118	109
Other segment expenses, net	18	19
Interest charges and financing costs	45	40
Income tax expense	20	5
Net income	$160	$176

	Nine Months Ended Sept. 30
	2025	2024
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$1,684	$1,480
Electric fuel and purchased power	582	426
O&M expenses	257	237
Depreciation and amortization	345	344
Other segment expenses, net	64	69
Interest charges and financing costs	133	114
Income tax benefit	(17)	(32)
Net income	$320	$322
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

Results of Operations
SPS’ net income was $320 million for the nine months ended Sept. 30, 2025 compared with $322 million for the prior year. The year-to-date decrease was driven by unfavorable weather, increased interest charges and O&M expenses, partially offset by higher recovery of electric infrastructure investments and sales growth.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$166
Sales and demand	49
Non-fuel riders	25
Regulatory rate outcomes	7
Revenue recognition for the Texas rate case surcharge	(38)
Estimated impact of weather	(29)
Other, net	24
Total increase	$204
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $156 million year-to-date. The increase is due to increased commodity prices, timing of fuel recovery mechanisms and increased volumes.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $20 million year-to-date. The increase was primarily related to increased insurance costs, benefits and operational activities, which was partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024.
Interest Charges — Interest charges increased $24 million year-to-date, largely due to higher debt levels and interest rates.

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
SPS filed or expects to file Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025, with approvals expected in 2026.
In October 2025, SPS issued a second RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids are due in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025. A PUCT decision is expected in the first quarter of 2026.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations are ongoing and we continue to monitor the potential impacts of these cases.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects.
SPS does not expect these provisions to have an impact on our 2026-2030 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.

Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. SPS will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing GHG emissions under the Clean Air Act. SPS will monitor the proposed rules and evaluate the impacts of any final rule.
In September 2025, the EPA proposed to amend the Clean Air Act GHG Reporting Program to scale back reporting and recordkeeping requirements. Under the amended program, SPS would no longer be required to report GHG emissions to the federal program. SPS will monitor the proposed rule and evaluate the impacts of any final rule upon state reporting programs as applicable.
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

Southwestern Public Service Company

October 30, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)