Form 10-K
period 2025-12-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2026-02-25
CIK 92521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
As of Feb. 25, 2026, 100 shares of common stock, par value $1.00 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 7, 2026. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM l — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial accounting standards board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NMPRC	New Mexico Public Regulation Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right

GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated resource plan
ISO	Independent system operator
LP&L	Lubbock Power and Light
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
OBBB	One Big Beautiful Bill Act
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl Substances
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SPP	Southwest Power Pool, Inc.
SRP	System resiliency plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 (including risk factors listed from time to time by SPS in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints, and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	0.4 million	SPS was incorporated in 1921 under the laws of New Mexico. SPS conducts business in Texas and New Mexico and generates, purchases, transmits, distributes and sells electricity.
Total assets	$12.0 billion
Rate Base (estimated)	$9.1 billion
GAAP ROE	8.70%
Electric generating capacity (owned)	5,100 MW
Electric transmission lines (conductor miles)	41,000 miles
Electric distribution lines (conductor miles)	25,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. SPS had electric sales volume of 29,336 (millions of KWh), 0.4 million customers and electric revenues of $2,180 million for 2025.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	13%	79%	21%
C&I	75	19	55
Other	12	2	24
Retail Sales/Revenue Statistics (a)

	2025		2024
KWH sales per retail customer	63,859		61,647
Revenue per retail customer	$4,153		$3,566
Residential revenue per KWh	12.26	¢	11.00	¢
C&I revenue per KWh	5.46	¢	4.77	¢
Total retail revenue per KWh	6.50	¢	5.78	¢
(a)See Note 6 to the financial statements for further information.

Owned and Purchased Energy Generation — 2025
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
See Item 2 — Properties for further information.
Wind
Wind Capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2025		2024
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	986	2	985
PPAs — Number of PPAs with capacity range:

2025		2024
PPAs	Range (MW)	PPAs	Range (MW)
15	1 — 250	16	1 — 250
Current contracted wind capacity for PPAs was 1,482 and 1,562 in 2025 and 2024.
In 2025, the average cost of wind energy was $3 per MWh for owned generation and $27 per MWh for existing PPAs. In 2024, the average cost of wind energy was $1 per MWh for owned generation and $28 per MWh for existing PPAs. The cost of owned wind includes the impact of PTCs.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	57
Utility-Scale	192
Total	249
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $69 per MWh and $68 per MWh in 2025 and 2024, respectively.
Fossil Fuel
SPS’ fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
SPS owns and operates coal units with approximately 1,100 MW of total 2025 net summer dependable capacity.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2028	Tolk 1	532
2028	Tolk 2	535
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2025	$2.95	21%
2024	2.87	34
Natural Gas
SPS owns and operates natural gas plants with approximately 3,000 MW of total 2025 net summer dependable capacity.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2025	$1.99	79%
2024	0.94	66
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2025		2024
MW	Date	MW	Date
4,519	Aug. 8	4,437	Aug. 19

Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. SPS owns approximately 41,000 conductor miles of transmission lines across its service territory.
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
In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from the transportation sector under the Clean Air Act. SPS will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
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

Employees
As of Dec. 31, 2025, SPS had 1,120 full-time employees and 15 part-time employees, of which 786 were covered under collective-bargaining agreements.

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
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the Department of Transportation’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
•Risks associated with increased reliance on natural gas generation, including gas price volatility and supply constraints during extreme weather events.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Risks of thermal runaway incidents associated with large battery storage facilities
•Risks associated with aging infrastructure.
•Risks associated with failures of other business processes and systems.
•Risks associated with regulatory requirements that may extend the operation of our coal facilities beyond planned retirement dates and require additional investments.
•Inability to deliver energy across transmission facilities, including due to congestion, outages, extreme weather, physical or cyber events, delays in construction or upgrades, permitting or siting challenges, or interconnection constraints.
Our utility operations, resource adequacy and system reliability are subject to long-term planning and project risks.
Our ability to reliably serve customer demand depends on the availability of sufficient generation and capacity resources. Changes in load growth, resource retirements, accreditation of resources, generation performance, extreme weather events, or delays in development or delivery of new resources, including the necessary transmission infrastructure, could affect resource adequacy and system reliability.
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology, equipment availability and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where SPS operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., the addition of large loads, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency or other reductions in expected sales growth could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments. Additionally, increasing uncertainty surrounding federal policy to renewable deployment could negatively impact wind, solar and storage development.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Enterprise level financial and customer billing technology systems may be unable to support the increasing customer complexity. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Our utilities have significant risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in availability of vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other environmental factors have increased both the frequency and duration of fire weather conditions and the potential impact of an event. The expansion of the wildland urban interface increases the wildfire risk to surrounding communities and SPS’ electric infrastructure. Also, wildfires could jeopardize SPS’ electric infrastructure and third-party property and result in temporary power outages or shortages in our service territories. Our current wildfire mitigation initiatives may not be effective in preventing or reducing ignitions and wildfire-related losses.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, damage amounts could exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
Additionally, due to the uncertainty involved in price movements and potential deviation from historical pricing, our risk management programs may not be effective to protect against significant adverse market fluctuations and our results of operations, financial condition or cash flows could be materially impacted.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines. Also, suppliers of key assets critical to long-term planning may be limited, creating vendor concentration risk that could increase costs and negatively impact investment execution.
Actions of our employees, directors, third-party contractors or suppliers could expose us to reputational risks.
We could suffer negative impacts to our reputation as a result of actual or perceived fraud, misconduct, legal or regulatory violations, violations of corporate policies, inappropriate use of social media, or other actions by our employees, directors, third-party contractors or suppliers. Reputational damage could have a material adverse effect and could result in negative customer perception, litigation and increased regulatory oversight.
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
Regulators may challenge rate increases due to increased customer affordability pressures. Public policy developments, including legislative actions and electoral changes at the state level, may affect recovery mechanisms or allowed returns and may limit recovery timing or cost allocation, negatively impacting our results of operations, financial condition or cash flows.
Growth in large load customers, including data centers, may increase customer concentration, capital requirements and revenue variability risks.
Additional demand from a limited number of customers may increase our credit risk exposure and require incremental infrastructure investment. If anticipated load growth does not materialize as expected or regulatory cost allocation mechanisms evolve, it could negatively impact our results of operations, financial condition or cash flows.
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
As of Dec. 31, 2025, Xcel Energy Inc. and its utility subsidiaries had approximately $31.8 billion of long-term debt and $2.1 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2025, Xcel Energy had the following guarantees outstanding:
•$1,173 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$43 million for performance on operating lease agreements, with $43 million of exposure.
•$120 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Advancements in artificial intelligence and large language models may increase cybersecurity threats and operational risks. Threat actors may use artificial intelligence to enhance their attacks, increasing the frequency, sophistication and potential impact of cyber incidents affecting our IT and OT environment.
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
If our regulators do not allow us to recover the costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
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
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our operational facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. The potential for unprecedented load growth and the need for additional generation resources to support such growth may further impact the timing or achievement of our climate goals. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
Biennially, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
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
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 25, 2026 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of SPS is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Cunningham-Hobbs, NM, 1 Unit	Natural Gas	1957 - 1965	183
Harrington-Amarillo, TX 3 Units	Natural Gas	2024 - 2025	1,018
Jones-Lubbock, TX, 2 Units	Natural Gas	1971 - 1974	486
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1967	112
Nichols-Amarillo, TX, 3 Units	Natural Gas	1960 - 1968	457
Plant X-Earth, TX, 1 Unit	Natural Gas	1952 - 1964	190
Tolk-Muleshoe, TX, 2 Units	Coal	1982 - 1985	1,067
Combustion Turbine:
Cunningham-Hobbs, NM, 2 Units	Natural Gas	1997	207
Jones-Lubbock, TX, 2 Units	Natural Gas	2011 - 2013	334
Maddox-Hobbs, NM, 1 Unit	Natural Gas	1963 - 1976	61
Wind:
Hale-Plainview, TX, 239 Units	Wind	2019	478	(b)
Sagamore-Dora, NM, 240 Units	Wind	2020	508	(b)
		Total	5,101
(a)Summer 2025 net dependable capacity. Wind is presented as net maximum capacity.
(b)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025 SPS’ wind facilities had a weighted-average capacity factor of 47%.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2025:

Conductor Miles
Transmission
345 KV	11,668
230 KV	9,863
115 KV	15,044
Less than 115 KV	4,546
Total Transmission	41,121

Distribution
Less than 115 KV	25,261

Total	66,382
SPS had 466 electric utility transmission and distribution substations at Dec. 31, 2025.
SPS had 38 miles of natural gas utility transmission mains at Dec. 31, 2025.

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SPS is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the financial statements for further information.
The dividends declared during 2025 and 2024 were as follows:

(Millions of Dollars)	2025	2024
First quarter	$53	$89
Second quarter	52	46
Third quarter	163	183
Fourth quarter	97	101

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
For the years ended Dec. 31, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2025 Comparison with 2024
SPS’ GAAP and ongoing net income was $395 million for 2025, compared with GAAP and ongoing net income of $394 million for 2024. Earnings were impacted by sales growth and higher recovery of electric infrastructure investments, partially offset by increased interest charges, O&M expenses and the negative impact of weather.
Electric Revenue
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	178
Sales and demand	51
Non-fuel riders	35
Transmission revenues	31
Revenue recognition for the Texas rate case surcharge	(38)
Estimated impact of weather	(31)
Other, net	15
Total increase	$241
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $168 million in 2025. The increase is due to increased commodity prices and volumes.
Non-Fuel Operating Expense and Other Items
O&M Expenses — O&M expenses increased $30 million in 2025. The increase was primarily related to increased insurance costs, operational activities and benefits costs, which was partially offset by the recognition of previously deferred costs associated with the Texas Electric Rate Case in 2024.
Interest Charges — Interest charges increased $33 million in 2025. The increase was largely due to higher long-term debt levels and interest rates.
AFUDC, Equity and Debt — AFUDC increased $23 million in 2025. This was largely due to system investment.

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

SPP RTO and SPP Integrated and Wholesale Markets	SPS is a transmission owning member of the SPP RTO and operates within the SPP RTO and SPP integrated and wholesale markets. SPS is authorized to make wholesale electric sales at market-based prices.
DOT	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
Advanced Metering System Surcharge	Recovers costs incurred in deployment of the Advanced Metering System in Texas.
Consulting Fee Rider	Recovers consulting fees and carrying charges incurred by SPS on behalf of the PUCT.
Distribution Cost Recovery Factor	Recovers distribution costs not included in rates in Texas, including recovery of deferred Texas System Resiliency Plan costs.
Electric Vehicle Rider	Recovers costs of the Transportation Electrification Plan in New Mexico.
Energy Efficiency Cost Recovery Factor	Recovers costs for energy efficiency programs in Texas.
Energy Efficiency Rider	Recovers costs for energy efficiency programs in New Mexico.
Fixed Fuel and Purchased Recovery Factor
Provides for the over- or under-recovery of energy expenses in Texas. Regulations require refunding or surcharging over- or under- recovery amounts, including interest, when they exceed 4% of the utility’s annual fuel and purchased energy costs on a rolling 12-month basis, if this condition is expected to continue.

Fuel and Purchased Power Cost Adjustment Clause	Adjusts monthly to recover actual fuel and purchased power costs in New Mexico.
Grid Modernization Rider	Recovers costs incurred in the implementation of Grid Modernization Components in New Mexico.
Generation Cost Recovery Rider	Recovers investments in a power generation facility outside of a base rate proceeding
Renewable Portfolio Standards	Recovers deferred costs for renewable energy programs in New Mexico.
Transmission Cost Recovery Factor	Recovers certain transmission infrastructure improvement costs and changes in wholesale transmission charges not included in Texas base rates.
Wholesale Fuel and Purchased Energy Cost Adjustment
SPS recovers fuel and purchased energy costs from its wholesale customers through a monthly wholesale fuel and purchased energy cost adjustment clause accepted by the FERC. Wholesale customers also pay the jurisdictional allocation of production costs.

Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $175 million (16.7%). The request is based on a future test year period ending November 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
The request reflects:
•Significant retail revenue growth.
•Continued capital investment primarily to support the clean energy transition and load growth.
•Planned roll-off of 100 MW of wholesale load in 2026.
SPS’ base rate request (millions of dollars):

Retail revenue growth	$(204)
Increase in allocation of assets and costs to New Mexico retail, including impact of wholesale load roll-off	148
Capital investment	133
O&M expenses	36
Depreciation rate changes and amortization	34
Increase in requested ROE	28
Total rate request	$175
The procedural schedule is as follows:
•Intervenor direct testimony: March 27, 2026
•Rebuttal testimony: April 17, 2026
•Public Evidentiary Hearing: May 26 - June 5, 2026

A NMPRC decision and implementation of final rates is anticipated in the second half of 2026.
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
SPS filed or expects to file Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025 and 2026, with approvals expected in 2026 and 2027.
2025 Resource Acquisition – In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids were received in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral – In March 2025, SPS filed a request with the PUCT and in April 2025, SPS filed a request with the NMPRC for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is expected in the first half of 2026.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects. In February 2026, the U.S. Treasury and IRS released initial guidance regarding foreign entities of concern. The notice includes interim safe harbor guidance for the purposes of assessing material assistance from a prohibited foreign entity for wind, solar and storage tax credits. Further guidance is expected to be released throughout 2026 related to such rules.
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
A 100-basis-point change in the benchmark rate on SPS’ variable rate debt would impact pretax interest expense annually by $3 million in 2025 and an $2 million amount in 2024.
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
Credit exposure is monitored, and when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase our credit risk.
SPS is also subject to credit risk for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions.
At Dec. 31, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $8 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $8 million. At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $7 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $7 million.
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
SPS management assessed the effectiveness of SPS’ internal control over financial reporting as of Dec. 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2025, SPS’ internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 25, 2026	Feb. 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southwestern Public Service Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwestern Public Service Company (the "Company") as of December 31, 2025 and 2024, the related statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 25, 2026

We have served as the Company’s auditor since 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating revenues	$2,180	$1,939	$2,152

Operating expenses
Electric fuel and purchased power	756	588	910
Operating and maintenance expenses	343	313	279
Demand side management expenses	21	20	20
Depreciation and amortization	464	455	368
Taxes (other than income taxes)	104	102	100
Workforce reduction expense	—	—	9
Total operating expenses	1,688	1,478	1,686

Operating income	492	461	466

Other income, net	9	12	2
Allowance for funds used during construction — equity	31	17	7

Interest charges and financing costs
Interest charges — includes other financing costs	195	162	143
Allowance for funds used during construction — debt	(18)	(9)	(7)
Total interest charges and financing costs	177	153	136

Income before income taxes	355	337	339
Income tax benefit	(40)	(57)	(45)
Net income	$395	$394	$384
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net income	$395	$394	$384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	468	458	373
Deferred income taxes	34	123	(133)
Allowance for equity funds used during construction	(31)	(17)	(7)
Provision for bad debts	7	6	11
Changes in operating assets and liabilities:
Accounts receivable	(13)	82	(67)
Accrued unbilled revenues	(15)	10	1
Inventories	(75)	(59)	(51)
Prepayments and other	242	(35)	39
Accounts payable	19	29	(37)
Net regulatory assets and liabilities	(30)	(26)	307
Other current liabilities	(307)	(63)	5
Pension and other employee benefit obligations	(1)	—	3
Other, net	6	(16)	(18)
Net cash provided by operating activities	699	886	810

Investing activities
Utility capital/construction expenditures	(1,524)	(1,015)	(714)
Investments in utility money pool arrangement	(322)	—	—
Receipts from utility money pool arrangement	322	—	—
Net cash used in investing activities	(1,524)	(1,015)	(714)

Financing activities
Proceeds from short-term borrowings, net	75	70	41
Proceeds from issuance of long-term debt, net	493	588	98
Repayment of long-term debt	—	(350)	—
Borrowings under utility money pool arrangement	973	520	371
Repayments under utility money pool arrangement	(918)	(540)	(344)
Capital contributions from parent	566	279	48
Dividends paid to parent	(369)	(427)	(309)
Net cash provided by (used in) financing activities	820	140	(95)

Net change in cash and cash equivalents	(5)	11	1
Cash, cash equivalents and restricted cash at beginning of period	14	3	2
Cash, cash equivalents and restricted cash at end of period	$9	$14	$3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(165)	$(144)	$(127)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$135	$99	$56
Inventory transfers to property, plant and equipment	91	56	43
Allowance for equity funds used during construction	31	17	7
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$9	$14
Accounts receivable, net	159	139
Accounts receivable from affiliates	25	20
Accrued unbilled revenues	144	129
Inventories	84	71
Regulatory assets	24	43
Derivative instruments	79	67
Prepayments and other	271	295
Total current assets	795	778

Property, plant and equipment, net	10,426	9,251

Other assets
Regulatory assets	376	359
Operating lease right-of-use assets	337	371
Other	64	42
Total other assets	777	772
Total assets	$11,998	$10,801

Liabilities and Equity
Current liabilities
Short-term debt	220	145
Borrowings under utility money pool arrangement	62	7
Accounts payable	281	233
Accounts payable to affiliates	46	27
Regulatory liabilities	118	142
Taxes accrued	74	51
Accrued interest	40	36
Dividends payable to parent	47	51
Operating lease liabilities	36	34
Other	99	222
Total current liabilities	1,023	948

Deferred credits and other liabilities
Deferred income taxes	813	765
Regulatory liabilities	772	768
Asset retirement obligations	174	167
Pension and employee benefit obligations	12	17
Operating lease liabilities	301	337
Other	15	10
Total deferred credits and other liabilities	2,087	2,064

Commitments and contingencies
Capitalization
Long-term debt	4,046	3,551
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Dec. 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	4,221	3,647
Retained earnings	622	592
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	4,842	4,238
Total liabilities and equity	$11,998	$10,801
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock Issued				Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2022	100	$—	$3,311	$540	$(1)	$3,850

Net income				384		384
Common dividends declared to parent				(307)		(307)
Contribution of capital by parent			59			59
Balance at Dec. 31, 2023	100	$—	$3,370	$617	$(1)	$3,986

Net income				394		394
Common dividends declared to parent				(419)		(419)
Contribution of capital by parent			277			277
Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238

Net income				395		395
Common dividends declared to parent				(365)		(365)
Contribution of capital by parent			574			574
Balance at Dec. 31, 2025	100	$—	$4,221	$622	$(1)	$4,842
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are reversed or amortized consistent with the treatment in the rate setting process.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property, as determined by tax regulations and Xcel Energy tax elections. For tax credits eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Depreciation expense is recorded using the straight-line method over the assets’ commission approved useful lives. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.8% in 2025, 3.9% in 2024 and 3.4% in 2023.
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
See Note 10 for further information.
Leases — Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine whether the arrangement is an operating lease or a finance lease.
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
SPS has various rate-adjustment mechanisms that provide for the recovery of electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.
When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.
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
As of Dec. 31, 2025 and 2024, the allowance for bad debts was $10 million and $12 million, respectively.

Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$74	$60
Fuel	10	11
Total inventories	$84	$71
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
Derivative Instruments — SPS uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception are recorded on the balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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

2. Accounting Pronouncements
Recently Adopted
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. SPS retrospectively implemented this guidance in the year ended Dec. 31, 2025. The adoption impacts were not material.
See Note 7 for further information.
Recently Issued
Government Grants — In December 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832), which includes amended recognition, measurement and presentation requirements for asset and income-related grants. The ASU is effective for annual and interim reporting periods beginning after Dec. 15, 2028. SPS is currently evaluating the new guidance, but adoption impacts are expected to be immaterial.

Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. SPS is currently evaluating the impact of the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$12,210	$11,443
Plant to be retired (a)	162	182
CWIP	1,117	518
Total property, plant and equipment	13,489	12,143
Less accumulated depreciation	(3,063)	(2,892)
Property, plant and equipment, net	$10,426	$9,251
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$5	$150	$4	$156
Net AROs (b)	1, 10	Various	—	83	—	70
Recoverable deferred taxes on AFUDC		Plant lives	—	52	—	46
Excess deferred taxes — TCJA	7	Various	1	32	1	45
Losses on reacquired debt		Term of related debt	1	16	1	17
Excess liability insurance costs		Two years	—	14	—	—
Other		Various	17	29	37	25
Total regulatory assets			$24	$376	$43	$359
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$—	$418	$—	$436
Plant removal costs	1, 10	Various	—	283	—	267
LP&L departure payment		Eight years	4	26	4	29
Contract valuation adjustments (c)	1, 8	Less than one year	79	—	67	—
Deferred electric energy costs		Less than one year	20	—	41	—
Other		Various	15	45	30	36
Total regulatory liabilities			$118	$772	$142	$768
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
SPS’ regulatory assets not earning a return include past expenditures of $78 million and $126 million at Dec. 31, 2025 and 2024, respectively, which predominately relate to losses on reacquired debt, deferred excess liability insurance costs and transmission-related deferrals and amortizations. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e., deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$100	$100	$100	$100
Amount outstanding at period end	62	62	7	27
Average amount outstanding	45	31	24	46
Maximum amount outstanding	100	100	100	100
Weighted average interest rate, computed on a daily basis	3.95%	4.19%	5.29%	5.04%
Weighted average interest rate at end of period	3.88	3.88	4.58	5.34
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$600	$600	$500	$500
Amount outstanding at period end	220	220	145	75
Average amount outstanding	68	97	35	50
Maximum amount outstanding	235	314	160	119
Weighted average interest rate, computed on a daily basis	4.00%	4.51%	5.47%	5.12%
Weighted average interest rate at end of period	3.93	3.93	4.66	5.56
Letters of Credit — SPS may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2025 and 2024, there were no letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of SPS’ credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2025	2024
47.20%	46.60%	$60	2
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
If SPS does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2025, SPS was in compliance with the financial covenant.
SPS had the following committed credit facility available as of Dec. 31, 2025 (in millions) of dollars:

Credit Facility (a)	Drawn (b)	Available
$600	$220	$380
(a)This credit facility matures in December 2029.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the facility outstanding at Dec. 31, 2025 and 2024.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of SPS is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for SPS as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2025	2024
Unsecured senior notes	6.00%	Oct. 1, 2033	$100	$100
First mortgage bonds (a)	5.30	May 15, 2035	500	—
Unsecured senior notes	6.00	Oct. 1, 2036	250	250
First mortgage bonds	4.50	Aug. 15, 2041	200	200
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	4.50	Aug. 15, 2041	100	100
First mortgage bonds	3.40	Aug. 15, 2046	300	300
First mortgage bonds	3.70	Aug. 15, 2047	450	450
First mortgage bonds	4.40	Nov. 15, 2048	300	300
First mortgage bonds	3.75	June 15, 2049	300	300
First mortgage bonds	3.15	May 1, 2050	350	350
First mortgage bonds	3.15	May 1, 2050	250	250
First mortgage bonds	5.15	June 1, 2052	200	200
First mortgage bonds	6.00	Sept. 15, 2053	100	100
First mortgage bonds (b)	6.00	June 1, 2054	600	600
Unamortized discount			(14)	(14)
Unamortized debt issuance cost			(40)	(35)
Total long-term debt			$4,046	$3,551
(a)2025 financing.
(b)2024 financing.
There are no maturities of long-term debt until 2033.
Capital Stock — SPS has the following preferred stock:

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2025 and 2024
10,000,000	1.00	—

Dividend Restrictions — SPS dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings. SPS is required to be current on particular interest payments before dividends can be paid.
SPS’ state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2025:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual (a)
Low	High	2025
45.00%	55.00%	54.47%
(a)Excludes short-term debt.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$622	million	$8,888	million	N/A
(a)SPS may not pay a dividend that would cause it to lose its investment grade bond rating.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Year Ended Dec. 31
(Millions of Dollars)	2025	2024	2023
Major revenue types
Revenue from contracts with customers:
Residential	$453	$413	$442
C&I	1,209	1,000	1,094	(a)
Other	50	48	58
Total retail	1,712	1,461	1,594
Wholesale	111	116	223
Transmission	316	288	296
Other	4	5	—
Total revenue from contracts with customers	2,143	1,870	2,113
Alternative revenue and other	37	69	39
Total revenues	$2,180	$1,939	$2,152
(a)In 2023, revenues from one C&I customer represented approximately 10.6% of total revenues.

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Income before income taxes (domestic)	$355	$337	$339

Federal statutory rate impact	75	71	71
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(115)	(115)	(114)
Other	(1)	(1)	(2)
Regulatory adjustments (b)
Plant related excess deferred taxes	(14)	(14)	(12)
AFUDC equity	(7)	(4)	(1)
Adjustments to tax reform implementation	10	—	—
Other	3	1	2
State income taxes, net of federal tax effect (c)	11	5	9
Other	(2)	—	2
Income tax benefit	$(40)	$(57)	$(45)

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(32.6)	(34.3)	(33.5)
Other	(0.3)	(0.4)	(0.5)
Regulatory adjustments (b)
Plant related excess deferred taxes	(3.9)	(4.2)	(3.4)
AFUDC equity	(1.8)	(1.0)	(0.4)
Adjustments to tax reform implementation	2.7	—	—
Other	0.8	0.4	0.7
State income taxes, net of federal tax effect (c)	3.2	1.5	2.6
Other	(0.4)	0.1	0.2
Effective income tax rate	(11.3)%	(16.9)%	(13.3)%
(a)Wind PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate increases as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily made up of the following jurisdictions: Texas
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Current federal tax expense	$30	$42	$76
Current state tax expense	9	4	12
Current change in unrecognized tax expense	2	—	—
Deferred federal tax benefit	(86)	(105)	(132)
Deferred state tax expense (benefit)	5	2	(1)
Deferred change in unrecognized tax expense	—	—	—
Total income tax benefit	$(40)	$(57)	$(45)

Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2025	2024	2023
Deferred tax expense (benefit) excluding items below	$48	$143	$(117)
Adjustments to deferred income taxes for tax credit cash transfers	(114)	(226)	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(14)	(19)	(16)
Tax expense allocated to other comprehensive income and other	(1)	(1)	—
Deferred tax expense (benefit)	$(81)	$(103)	$(133)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2025	2024
Deferred tax liabilities:
Differences between book and tax bases of property	$1,139	$1,089
Operating lease assets	76	83
Regulatory assets	38	53
Pension expense	33	33
Other	2	2
Total deferred tax liabilities	$1,288	$1,260

Deferred tax assets:
Tax credit carryforward	$295	$292
Regulatory liabilities	81	90
Operating lease liabilities	76	83
Other employee benefits	6	5
Deferred fuel costs	3	10
Other	14	15
Total deferred tax assets	475	495
Net deferred tax liability	$813	$765
Cash received (paid) for income taxes for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Cash received (paid) for income taxes: federal, net (a)	$102	$164	$(69)
Cash received (paid) for income taxes: state
New Mexico	—	(3)	(10)
Other	(2)	(2)	(1)
Total	$100	$159	$(80)
(a)Includes proceeds from tax credit transfers.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2025	2024
Federal tax credit carryforwards	$295	$292
State NOL carryforwards	1	2
Federal carryforward periods expire between 2039 and 2045. State carryforwards have an indefinite expiration period.
Unrecognized Tax Benefits
Federal Audit — SPS is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
Statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year	Expiration
2022	September 2026
Additionally, the statute of limitations related to federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
State Audits — SPS is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2025, SPS’ earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Texas	2020	June 2028
Texas	2021	June 2029
Texas	2022	August 2027
Texas	2023	November 2028
In 2021, Texas began an audit of tax years 2016 - 2019. As of Dec. 31, 2025, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Unrecognized tax benefit — Permanent tax positions	$7	$5
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$7	$5
Changes in unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$5	$5	$9
Additions based on tax positions related to the current year	—	1	1
Additions for tax positions of prior years	2	—	—
Reductions for tax positions of prior years	—	(1)	(5)
Balance at Dec. 31	$7	$5	$5
Unrecognized tax benefits were reduced by tax benefits associated with tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Tax credit carryforwards	$(4)	$(4)
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$—	$—
Interest expense related to unrecognized tax benefits	(1)	—	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1)	$—	$—

Penalties accrued related to unrecognized tax benefits as of Dec. 31, 2025 were not material. No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024, or 2023.

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
As of Dec. 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2025, SPS had no unsettled interest rate swaps outstanding.
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
The most significant derivative positions outstanding at Dec. 31, 2025 and 2024 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2025, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

(Amounts in Millions) (a)	Dec. 31, 2025	Dec. 31, 2024
MWh of electricity	7	7
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
As of Dec. 31, 2025, one of SPS’ four most significant counterparties for these activities, comprising $2 million or 10% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services, or Fitch Ratings.
Three of the four most significant counterparties, comprising $21 million or 85% of this credit exposure, were not rated by these external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties had credit quality less than investment grade, based on internal analysis.
Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2025
Other derivative instruments
Electric commodity	$15
Total	$15
Year Ended Dec. 31, 2024
Other derivative instruments
Electric commodity	$62
Total	$62
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	$(88)
Total	$(88)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2025
Other derivative instruments
Electric commodity	(26)	(a)
Total	$(26)
Year Ended Dec. 31, 2024
Other derivative instruments
Electric commodity	(43)	(a)
Total	$(43)
Year Ended Dec. 31, 2023
Other derivative instruments
Electric commodity	78	(a)
Total	$78
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
SPS had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2025, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$79	$79	$—	$79	$—	$—	$67	$67	$—	$67
Total current derivative assets	$—	$—	$79	$79	$—	$79	$—	$—	$67	$67	$—	$67
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At Dec. 31, 2025 and 2024, derivative assets include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$67	$39	$119
Purchases (a)	201	138	79
Settlements (a)	(202)	(242)	(89)
Net transactions recorded during the period:
Net gains (losses) recognized as regulatory assets and liabilities (a)	13	132	(70)
Balance at Dec. 31	$79	$67	$39
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2025		2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,046	$3,529	$3,551	$2,968
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2025 and 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.82, 4.84 and 4.45 percent in 2025, 2024 and 2023, respectively.
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
•Investment returns in 2025 were above the assumed level of 7.03%.
•Investment returns in 2024 were below the assumed level of 6.97%.
•Investment returns in 2023 were above the assumed level of 6.96%.
•In 2026, SPS’ expected investment-return assumption is 7.03%.
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

Plan Assets
For each of the fair value hierarchy levels, SPS’ pension plan assets measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$18	$—	$—	$—	$18	$19	$—	$—	$—	$19
Commingled funds (b)	—	—	—	165	165	—	—	—	158	158
Debt securities	—	125	—	—	125	—	113	1	—	114
Equity securities	3	—	—	—	3	4	—	—	—	4
Partnerships (b)	—	—	—	101	101	—	—	—	101	101
Other	—	1	—	—	1	—	1	—	—	1
Total	$21	$126	$—	$266	$413	$23	$114	$1	$259	$397
(a)See Note 8 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
For each of the fair value hierarchy levels, SPS’ proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4	$—	$—	$—	$4	$4	$—	$—	$—	$4
Insurance contracts	—	4	—	—	4	—	4	—	—	4
Commingled funds (b)	—	—	—	7	7	—	—	—	2	2
Debt securities	—	17	—	—	17	—	21	—	—	21
Partnerships (b)	—	—	—	5	5	—	—	—	5	5
Total	$4	$21	$—	$12	$37	$4	$25	$—	$7	$36
(a)See Note 8 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
No assets were transferred in or out of Level 3 for 2025 and 2024.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for SPS are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Change in Benefit Obligation:
Obligation at Jan. 1	$409	$425	$26	$26
Service cost	7	7	1	1
Interest cost	23	22	1	1
Actuarial loss (gain)	12	(12)	4	1
Plan participants’ contributions	—	—	—	1
Benefit payments	(31)	(33)	(2)	(4)
Obligation at Dec. 31	$420	$409	$30	$26
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$397	$420	$36	$36
Actual return on plan assets	44	7	3	2
Employer contributions	3	3	—	1
Plan participants’ contributions	—	—	—	1
Benefit payments	(31)	(33)	(2)	(4)
Fair value of plan assets at Dec. 31	$413	$397	$37	$36
Funded status of plans at Dec. 31	$(7)	$(12)	$7	$10
Amounts recognized in the Balance Sheet at Dec. 31:
Noncurrent assets	—	—	7	10
Noncurrent liabilities	(7)	(12)	—	—
Net amounts recognized	$(7)	$(12)	$7	$10

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2025	2024	2025	2024
Discount rate for year-end valuation	5.78%	5.88%	5.66%	5.88%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	7.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	8	9
Accumulated benefit obligation for the pension plan was $393 million and $383 million as of Dec. 31, 2025 and 2024, respectively.
Net Periodic Benefit Cost — Net periodic benefit cost, other than the service cost component, is included in other income, net in the statements of income.
Components of net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$7	$7	$7	$1	$1	$1
Interest cost	23	22	22	1	1	1
Expected return on plan assets	(32)	(32)	(32)	(2)	(2)	(1)
Amortization of net loss (gain)	3	3	2	(1)	—	—
Net periodic pension cost	1	—	(1)	(1)	—	1
Effects of regulation	2	(1)	5	—	—	—
Net benefit cost recognized for financial reporting	$3	$(1)	$4	$(1)	$—	$1
Significant Assumptions Used to Measure Costs:
Discount rate	5.88%	5.49%	5.80%	5.88%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25	4.25	4.25	—	—	—
Expected average long-term rate of return on assets	7.03	6.97	6.96	6.25	5.00	5.00

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss (gain)	$162	$165	$(15)	$(19)
Prior service credit	(1)	(1)	—	—
Total	$161	$164	$(15)	$(19)
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$5	$4	$—	$—
Noncurrent regulatory assets	156	160	—	—
Current regulatory liabilities	—	—	—	(1)
Noncurrent regulatory liabilities	—	—	(15)	(18)
Total	$161	$164	$(15)	$(19)

Measurement date	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2023 - 2026 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$75 million in January 2026, of which $2 million was attributable to SPS.
•$125 million in 2025, of which $3 million was attributable to SPS.
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
Xcel Energy’s voluntary postretirement funding contributions, of which the amounts attributable to SPS were immaterial, were as follows:
•$8 million expected in 2026.
•$13 million during 2025.
•$11 million during 2024.
•$11 million during 2023.

Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	30	31	25	25
Alternative investments	19	20	13	11
Short-to-intermediate fixed income securities	11	9	61	61
Cash	2	2	1	3
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2025 and 2024 which affected the pension or postretirement benefit obligation.
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
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the balance sheets as of Dec. 31, 2025 and 2024.
Projected Benefit Payments
SPS’ projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2026	$31	$3
2027	31	3
2028	32	3
2029	32	3
2030	33	3
2031-2035	161	11
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes SPS, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for SPS was approximately $4 million in 2025, 2024 and 2023.

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
SPS is aware of approximately 56 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 56 complaints, 22 have been resolved and dismissed.
SPS has received 296 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 223 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 101 claims which have not been submitted through the claims process and have also not been filed as lawsuits and has reached settlement of 79 of those claims through mediation.
SPS has settled claims related to both of the fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $382 million of expected loss payments, of which $374 million and $35 million were paid through Dec. 31, 2025 and 2024, respectively.
In December 2025, the Texas Attorney General’s office filed a lawsuit against SPS regarding the Smokehouse Creek Fire, seeking monetary damages and civil penalties for losses to property and wildlife resulting from the fires. In February 2026, pending resolution of the lawsuit, SPS and the Texas Attorney General’s office jointly filed a temporary injunction agreeing to certain distribution pole replacement procedures, largely consistent with current procedures.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $430 million of total estimated losses for the matter (before available insurance). A remaining estimated liability of $56 million and $180 million is presented in other current liabilities as of Dec. 31, 2025 and 2024, respectively.

The cumulative estimated probable losses of $430 million for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the total of actual settlements reached to date plus the low end of the range for remaining reasonably estimable losses, and is subject to change as additional information becomes available. This $430 million estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to trees and oil and gas equipment, or (v) other amounts that are not reasonably estimable.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $195 million and $210 million, net of recoveries received are presented in prepayments and other current assets as of Dec. 31, 2025 and 2024, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
In September 2024, the Eighth Circuit issued an additional decision reaffirming the FERC’s decision to order refunds. In September 2025, the FERC issued an order on SPP's refund plan. The FERC directed SPP to provide additional information in a compliance filing, due 45 days after the order. In November 2025, SPP filed a response that is awaiting comment from FERC. SPS has recorded an estimate for a refund in this matter. Any refunds received by SPS are expected to be given back to SPS customers through future rates.
Wind Operating Commitments — PUCT and NMPRC orders related to the Hale and Sagamore wind projects included certain operating and savings minimums. In general, generation must exceed a net capacity factor of 48%. If generation is below the guaranteed level, SPS would be obligated to refund an amount equal to foregone PTCs and fuel savings. Additionally, retail customer savings must exceed project costs included in base rates over the first ten years of operations. SPS would be required to refund excess costs, if any, after ten years of operations. As of Dec. 31, 2025, the net capacity factor was below the guaranteed level, resulting in an immaterial refund liability for 2025.
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

SPS has an immaterial amount of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. SPS is still evaluating the final rule, but anticipates impacts to be consistent with prior accruals.
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Texas, as well as other states outside of our service territory. In February 2024, the EPA proposed to include New Mexico in the rule. In March 2025, the 5th Circuit Court of Appeals denied petitions challenging EPA’s disapproval of Texas’s state implementation plan, affirming inclusion of Texas facilities in the EPA’s plan. However, the plan is subject to both judicial and administrative stays.
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
In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Under Phase 1, the agency would approve eight State Implementation Plans, including New Mexico, which were partially disapproved in 2023. SPS will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
AROs — AROs have been recorded for SPS’ assets, as follows:

	2025
(Millions of Dollars)	Jan. 1, 2025	Accretion	Dec. 31, 2025
Electric
Steam and other production	$102	$5	$107
Wind	55	2	57
Distribution	10	—	10
Total liability	$167	$7	$174

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Accretion	Cash Flow Revisions	Dec. 31, 2024
Electric
Steam and other production	$87	$9	$5	$1	$102
Wind	56	—	2	(3)	55
Distribution	10	—	—	—	10
Total liability	$153	$9	$7	$(2)	$167
(a)Amounts incurred pertain to CCR coal ash regulations and the Harrington pipeline which was placed in service in 2024.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of SPS’ facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2025. Therefore, an ARO has not been recorded for these facilities.
Leases
ROU assets represent SPS's rights to use leased assets. The present value of future operating lease payments is recognized in other current operating lease liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as ROU assets.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
PPAs	$500	$500
Other	44	44
Gross operating lease ROU assets	544	544
Accumulated amortization	(207)	(173)
Net operating lease ROU assets	$337	$371

Commitments under operating leases as of Dec. 31, 2025:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2026	$46	$3	$49
2027	46	3	49
2028	46	4	50
2029	46	4	50
2030	46	4	50
Thereafter	128	25	153
Total minimum obligation	358	43	401
Interest component of obligation	(55)	(9)	(64)
Present value of minimum obligation	303	34	337
Less current portion			(36)
Noncurrent operating lease liabilities			$301

Weighted-average remaining lease term in years			8.1
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
Components of lease expense:

(Millions of Dollars)	2025	2024	2023
Operating leases
PPA capacity payments	$39	$48	$53
Other operating leases (a)	4	3	4
Total operating lease expense	$43	$51	$57
(a)Includes immaterial short-term lease expense.
Most of SPS’ leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate at commencement of each lease (weighted average of 4.4%).
PPAs and Fuel Contracts
Non-Lease PPAs — SPS has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2040, contain minimum energy purchase requirements. Total energy payments on those contracts were $34 million, $25 million and $29 million in 2025, 2024 and 2023, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts, were payments for capacity of $16 million, $14 million and $12 million in 2025, 2024 and 2023, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices.
At Dec. 31, 2025, the estimated future payments for capacity and energy that SPS is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2026	$16	$44
2027	17	46
2028	18	45
2029	19	43
2030	20	42
Thereafter	204	411
Total	$294	$631
(a)Excludes contingent energy payments for renewable energy PPAs.
Fuel Contracts — SPS has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2026 and 2036. SPS is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2025:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2026	$75	$26	$67
2027	62	—	66
2028	—	—	57
2029	—	—	36
2030	—	—	11
Thereafter	—	—	40
Total	$137	$26	$277
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
SPS had 1,197 MW of capacity under long-term PPAs at both Dec. 31, 2025 and 2024 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

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
Other segment expenses, net, includes conservation and DSM expenses, taxes (other than income taxes), other income, net and AFUDC - equity.

	2025	2024	2023
(Millions of Dollars)	Regulated electric utility	Regulated electric utility	Regulated electric utility
Operating revenues	$2,180	$1,939	$2,152
Electric fuel and purchased power	756	588	910
O&M expenses	343	313	279
Depreciation and amortization	464	455	368
Other segment expenses, net (a)	85	93	120
Interest charges and financing costs	177	153	136
Income tax benefit	(40)	(57)	(45)
Net income	$395	$394	$384
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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	$280	$244	$245
Interest expense	4	3	4
Accounts receivable and payable with affiliates at Dec. 31 were:

	2025		2024
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$1	$—	$2	$—
PSCo	6	—	8	—
Other subsidiaries of Xcel Energy Inc.	18	46	10	27
	$25	$46	$20	$27

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
No such activities occurred in 2024 or 2025.
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
Internal Control Over Financial Reporting
No changes in SPS’ internal control over financial reporting occurred during SPS’ most recent fiscal quarter ended Dec. 31, 2025 that materially affected, or are reasonably likely to materially affect, SPS’ internal control over financial reporting. SPS maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. SPS has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2025 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, SPS conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, SPS did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in SPS’ Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2025.
Report of Independent Registered Public Accounting Firm — Financial Statements
Statements of Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Statements of Cash Flows — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Balance Sheets — As of Dec. 31, 2025 and 2024.
Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2025, 2024 and 2023.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2025, 2024 and 2023.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of SPS as Amended and Restated on Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Feb. 1, 1999, by and between SPS and The Chase Manhattan Bank, as Trustee	SPS Form 8-K dated Feb. 25, 1999	99.2
4.02*	Third Supplemental Indenture, dated as of Oct. 1, 2003, by and between SPS and JPMorgan, (Chase Bank, as successor to The Chase Manhattan Bank), as Trustee, creating $100 million aggregate principal amount of Series C Notes, 6% due Oct. 1, 2033 and Series D Notes, 6% due Oct. 1, 2033	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2003	4.04
4.03*	Fourth Supplemental Indenture, dated as of Oct. 1, 2006, by and between SPS and The Bank of New York, (as successor to The Chase Manhattan Bank), as Trustee, creating $250 million aggregate principal amount of Series F Notes, 6% due Oct. 1, 2036	SPS Form 8-K dated Oct. 3, 2006	4.01
4.04*	Indenture, dated as of Aug. 1, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	SPS Form 8-K dated Aug. 10, 2011	4.01
4.05*	Supplemental Indenture No. 1, dated as of Aug. 3, 2011, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 1 due Aug. 15, 2041	SPS Form 8-K dated Aug. 10, 2011	4.02
4.06*	Supplemental Indenture No. 4, dated as of Aug. 1, 2016, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.40% First Mortgage Bonds, Series No. 4 due Aug. 15, 2046	SPS Form 8-K dated Aug. 12, 2016	4.02
4.07*	Supplemental Indenture No. 5, dated as of Aug. 1, 2017, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $450 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 5 due Aug. 15 2047	SPS Form 8-K dated Aug. 9, 2017	4.02
4.08*	Supplemental Indenture No. 6, dated as of Oct. 1, 2018, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.40% First Mortgage Bonds, Series No. 6 due Nov. 15, 2048	SPS Form 8-K dated Nov. 5, 2018	4.02
4.09*	Supplemental Indenture No. 7, dated as of June 1, 2019, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 3.75% First Mortgage Bonds, Series No. 7 due June 15, 2049	SPS Form 8-K dated June 18, 2019	4.02
4.10*	Supplemental Indenture No. 8, dated as of May 1, 2020, by and between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee), creating $600 million aggregate principal amount of 3.15% First Mortgage Bonds, Series No. 8 due May 1, 2050	SPS Form 8-K dated May 18, 2020	4.02
4.11*	Supplemental Indenture No. 9, dated as of May 1, 2022, by and between SPS and U.S. Bank Trust Company, National Association, as Trustee, creating $200 million aggregate principal amount of 5.15% First Mortgage Bonds, Series No. 9 due June 1, 2052	SPS Form 8-K dated May 31, 2022	4.02
4.12*	Supplemental Indenture No. 10 dated as of August 21, 2023 between SPS and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 6.00% First Mortgage Bonds, Series No. 10 due 2053.	SPS Form 8-K dated August 21, 2023	4.01
4.13*	Supplemental Indenture No. 11 dated as of May 15, 2024 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $600 million principal amount of 6.00% First Mortgage Bonds, Series No. 11 due 2054	SPS Form 8-K dated June 6, 2024	4.02
4.14*	Supplemental Indenture No. 12 dated as of April 15, 2025 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.30% First Mortgage Bonds, Series No. 12 due 2035.	SPS Form 8-K dated May 2, 2025	4.02
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18

10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.08
10.09*+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.01
10.10*+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.02
10.11*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.20*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.21*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.22*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.23*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.24*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.25*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.26*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.27+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.28+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.29*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.30*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.31*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.32*+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.30
10.33+	Xcel Energy Inc. Executive Severance and Change in Control Plan (Effective March 1, 2026)
10.34*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Southwestern Public Service Company, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.04
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Southwestern Public Service Co. Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2025		2024		2023		2025		2024		2023
Balance at Jan. 1	$12		$15		$13		$—		$2		$—
Additions charged to costs and expenses	8		8		11		6		10		2
Additions charged to other accounts	2	(a)	2	(a)	1	(a)	—		—		—
Deductions from reserves	(12)	(b)	(13)	(b)	(10)	(b)	(6)	(c)	(12)	(c)	—	(c)
Balance at Dec. 31	$10		$12		$15		$—		$—		$2
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.
(c)Primarily reversals of valuation allowances on completed tax credit sales and reductions of valuation allowances for items forecasted to be used prior to expiration.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE COMPANY

Feb. 25, 2026	/s/ BRIAN J. VAN ABEL
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