Form 10-Q
period 2026-03-31
SOUTHWESTERN PUBLIC SERVICE CO
filed 2026-04-30
CIK 92521

14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
C&I	Commercial and Industrial
CFO	Chief financial officer
CCR	Coal combustion residuals
CO2	Carbon dioxide
DSM	Demand side management
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured Gas Plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating revenues	$530	$521

Operating expenses
Electric fuel and purchased power	198	216
Operating and maintenance expenses	86	88
Demand side management expenses	5	5
Depreciation and amortization	119	112
Taxes (other than income taxes)	26	25
Total operating expenses	434	446

Operating income	96	75

Other income, net	—	1
Allowance for funds used during construction — equity	14	5

Interest charges and financing costs
Interest charges and other financing costs	52	46
Allowance for funds used during construction — debt	(6)	(3)
Total interest charges and financing costs	46	43

Income before income taxes	64	38
Income tax benefit	(20)	(21)
Net income	$84	$59

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$84	$59
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121	114
Deferred income taxes	(17)	(11)
Allowance for equity funds used during construction	(14)	(5)
Provision for bad debts	1	2
Changes in operating assets and liabilities:
Accounts receivable	(19)	(9)
Accrued unbilled revenues	(11)	(25)
Inventories	(18)	(18)
Prepayments and other	61	13
Accounts payable	(45)	—
Net regulatory assets and liabilities	21	(20)
Other current liabilities	(25)	(49)
Pension and other employee benefit obligations	(1)	(2)
Other, net	(19)	(20)
Net cash provided by operating activities	119	29

Investing activities
Utility capital/construction expenditures	(360)	(280)
Investments in utility money pool arrangement	(25)	—
Repayments from utility money pool arrangement	25	—
Net cash used in investing activities	(360)	(280)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(165)	64
Borrowings under utility money pool arrangement	325	337
Repayments under utility money pool arrangement	(387)	(320)
Capital contributions from parent	518	210
Dividends paid to parent	(47)	(51)
Net cash provided by financing activities	244	240

Net change in cash, cash equivalents and restricted cash	3	(11)
Cash, cash equivalents and restricted cash at beginning of period	9	14
Cash, cash equivalents and restricted cash at end of period	$12	$3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(21)	$(25)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$255	$122
Inventory transfers to property, plant and equipment	19	13
Allowance for equity funds used during construction	14	5

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$12	$9
Accounts receivable, net	175	159
Accounts receivable from affiliates	10	25
Accrued unbilled revenues	155	144
Inventories	83	84
Regulatory assets	20	24
Derivative instruments	112	79
Prepayments and other	239	271
Total current assets	806	795

Property, plant and equipment, net	10,817	10,426

Other assets
Regulatory assets	387	376
Operating lease right-of-use assets	328	337
Other	87	64
Total other assets	802	777
Total assets	$12,425	$11,998

Liabilities and Equity
Current liabilities
Short-term debt	$55	$220
Borrowings under utility money pool arrangement	—	62
Accounts payable	379	281
Accounts payable to affiliates	20	46
Regulatory liabilities	150	118
Taxes accrued	41	74
Accrued interest	62	40
Dividends payable to parent	66	47
Operating lease liabilities	36	36
Other	113	99
Total current liabilities	922	1,023

Deferred credits and other liabilities
Deferred income taxes	804	813
Regulatory liabilities	798	772
Asset retirement obligations	176	174
Pension and employee benefit obligations	11	12
Operating lease liabilities	292	301
Other	15	15
Total deferred credits and other liabilities	2,096	2,087

Commitments and contingencies
Capitalization
Long-term debt	4,047	4,046
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at March 31, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	4,721	4,221
Retained earnings	640	622
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	5,360	4,842
Total liabilities and equity	$12,425	$11,998
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				59		59
Common dividends declared to parent				(53)		(53)
Contributions of capital by parent			200			200
Balance at March 31, 2025	100	$—	$3,847	$598	$(1)	$4,444

Balance at Dec. 31, 2025	100	$—	$4,221	$622	$(1)	$4,842
Net income				84		84
Common dividends declared to parent				(66)		(66)
Contributions of capital by parent			500			500
Balance at March 31, 2026	100	$—	$4,721	$640	$(1)	$5,360

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of March 31, 2026 and Dec. 31, 2025; the results of SPS’ operations, including the components of net income, changes in stockholder’s equity and cash flows for the three months ended March 31, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2026 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2025.
Notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the financial statements and notes thereto included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2025, filed with the SEC on Feb. 25, 2026.
Due to the seasonality of SPS’ electric sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the financial statements in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. SPS is evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$184	$169
Less allowance for bad debts	(9)	(10)
Accounts receivable, net	$175	$159

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$75	$74
Fuel	8	10
Total inventories	$83	$84

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$12,370	$12,210
Plant to be retired (a)	150	162
Construction work in progress	1,422	1,117
Total property, plant and equipment	13,942	13,489
Less accumulated depreciation	(3,125)	(3,063)
Property, plant and equipment, net	$10,817	$10,426
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$100	$100
Amount outstanding at period end	—	62
Average amount outstanding	48	31
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	3.64%	4.19%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$600	$600
Amount outstanding at period end	55	220
Average amount outstanding	206	97
Maximum amount outstanding	350	314
Weighted average interest rate, computed on a daily basis	3.94%	4.51%
Weighted average interest rate at period end	4.20	3.93
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
As of March 31, 2026, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$600	$55	$545
(a)Expires in December 2029.
(b)Includes outstanding letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of March 31, 2026 and Dec. 31, 2025.
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2026 and Dec. 31, 2025, there were no letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, SPS entered into an uncommitted letter of credit agreement with an overall limit of $150 million to provide additional letter of credit capacity outside of the revolving credit facility. As of March 31, 2026, no letters of credit were outstanding under this continuing letter of credit agreement.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Major revenue types
Revenue from contracts with customers:
Residential	$98	$114
C&I	298	288
Other	11	11
Total retail	407	413
Wholesale	30	25
Transmission	84	76
Other	1	1
Total revenue from contracts with customers	522	515
Alternative revenue and other	8	6
Total revenues	$530	$521

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$64	$38

Federal statutory rate impact	13	8
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(31)	(29)
Regulatory adjustments (b)
AFUDC equity	(3)	(1)
Plant related excess deferred taxes	(1)	(1)
Other	1	—
State income taxes, net of federal tax effect (c)	1	1
Other	—	1
Income tax benefit	$(20)	$(21)

	Three Months Ended March 31
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(49.2)	(78.0)
Other	(0.2)	(0.3)
Regulatory adjustments (b)
AFUDC equity	(4.1)	(1.6)
Plant related excess deferred taxes	(1.8)	(3.0)
Other	0.9	0.8
State income taxes, net of federal tax effect (c)	1.9	2.2
Other	0.2	3.6
Effective income tax rate	(31.3)%	(55.3)%
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
(c)State and local income taxes are primarily made up of the following jurisdictions: New Mexico, Texas

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
As of March 31, 2026, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2026, SPS had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at March 31, 2026 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2026, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	March 31, 2026	Dec. 31, 2025
MWh of electricity	12	7
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

As of March 31, 2026, one of the four most significant counterparties for these activities, comprising $5 million, or 16%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the four most significant counterparties, comprising $23 million, or 79%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
None of these counterparties had credit quality less than investment grade, based on internal analysis.
Four of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Other derivative instruments:
Electric commodity	$(12)
Total	$(12)

Three Months Ended March 31, 2025
Other derivative instruments:
Electric commodity	$8
Total	$8

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Other derivative instruments:
Electric commodity	$3	(a)
Total	$3

Three Months Ended March 31, 2025
Other derivative instruments:
Electric commodity	$(11)	(a)
Total	$(11)
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
SPS had no derivative instruments designated as fair value hedges during the three months ended March 31, 2026 and 2025.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$112	$112	$—	$112	$—	$—	$79	$79	$—	$79
Total current derivative assets	$—	$—	$112	$112	$—	$112	$—	$—	$79	$79	$—	$79
Noncurrent derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$20	$20	$—	$20	$—	$—	$—	$—	$—	$—
Total noncurrent derivative assets (b)	$—	$—	$20	$20	$—	$20	$—	$—	$—	$—	$—	$—
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Noncurrent derivative assets are included in other as of March 31, 2026.
Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$79	$67
Purchases (a)	105	66
Settlements (a)	(23)	(48)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(29)	18
Balance at March 31	$132	$103
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,047	$3,452	$4,046	$3,529

Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	6	6
Expected return on plan assets (a)	(8)	(8)
Amortization of net loss (a)	2	—
Net periodic benefit cost	2	—
Effects of regulation	—	—
Net benefit cost recognized for financial reporting	$2	$—
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
In January 2026, contributions totaling $75 million were made across Xcel Energy’s pension plans, $2 million of which was attributable to SPS. Xcel Energy does not expect additional pension contributions during 2026.

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
SPS is aware of approximately 73 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 73 complaints, 26 have been resolved.
SPS has received 304 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 231 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 107 claims which have not been submitted through the claims process and have also not been filed as lawsuits and has reached settlement of 79 of those claims through mediation.
A higher amount of claims was received in the first quarter of 2026, relative to recent months, which SPS believes is due to the generally applicable two-year statute of limitations for claims for property damage in Texas.
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
SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $397 million of expected loss payments, of which $385 million and $374 million were paid through March 31, 2026 and Dec. 31, 2025, respectively.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $63 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $460 million. Additionally, approximately $40 million in legal costs have been incurred as of March 31, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $500 million as of March 31, 2026. An estimated liability of $75 million and $56 million for estimated losses is presented in other current liabilities as of March 31, 2026 and Dec. 31, 2025, respectively.
The estimated remaining probable losses for complaints and claims in connection with the Smokehouse Creek Fire Complex (before available insurance) represents the low end of the range for remaining reasonably estimable losses and is subject to change as additional information becomes available. This estimate does not include amounts for (i) potential penalties or fines that may be imposed by governmental entities on Xcel Energy, (ii) exemplary or punitive damages, (iii) compensation claims by federal, state, county and local government entities or agencies, (iv) unsettled compensation claims for damage to oil and gas equipment, or (v) other amounts that are not reasonably estimable.

Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period (of which approximately $90 million of coverage remains after consideration of settlements reached and legal costs incurred through March 31, 2026) and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $185 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of March 31, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
SPP OATT Upgrade Costs — SPP had not been charging its customers for certain transmission upgrades, even though the SPP OATT had allowed SPP to do so since 2008, and in 2016 the FERC granted SPP’s request to recover previously unbilled charges. SPP subsequently billed SPS approximately $13 million. In 2019, following an appeal by SPS, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In November 2025, SPP filed a response to a September 2025 FERC information request on SPP’s refund plan. SPS has recorded an estimate for a customer refund in this matter. Any refunds received or new back-billings paid by SPS to resolve the matter are generally expected to be shared with SPS customers through future rates, subject to PUCT and NMPRC approvals.
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
SPS has recognized an immaterial amount of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions.
SPS continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.

In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. SPS anticipates impacts to be consistent with prior accruals.
In April 2026, the EPA published a new proposed rule with additional amendments to the CCR Legacy Rule. SPS is evaluating this proposed rule and its potential impacts.
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule establishes a federal plan and applies to generation facilities in Texas, as well as other states outside of our service territory. The EPA later proposed to include New Mexico in the federal plan.
If the rule is implemented, SPS anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. SPS will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
Leases
PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$11	$9
Other operating leases (a)	1	1
Total operating lease expense	$12	$10
(a)Includes immaterial short-term lease expense.
Commitments under operating leases as of March 31, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$347	$42	$389
Interest component of obligation	(52)	(9)	(61)
Present value of minimum obligation	$295	$33	328
Less current portion			(36)
Noncurrent operating lease liabilities			$292
Variable Interest Entities
Under certain PPAs, SPS purchases power from IPPs for which SPS is required to reimburse fuel costs, or to participate in tolling arrangements under which SPS procures the natural gas required to produce the energy that it purchases. SPS has determined that certain IPPs are VIEs. SPS is not directly subject to risk of loss from the operations of these entities, and no additional significant financial support is required other than contractual payments for energy and capacity.
In addition, certain solar PPAs provide an option to purchase emission allowances or sharing provisions for specified transactions. These specific PPAs create a variable interest in the IPP.
SPS evaluated each of these VIEs for possible consolidation and concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.
SPS had 1,197 MW of capacity under long-term PPAs at both March 31, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

10. Segment Information
Segment information:

	Three Months Ended March 31
	2026	2025
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$530	$521
Electric fuel and purchased power	198	216
O&M expenses	86	88
Depreciation and amortization	119	112
Other segment expenses, net	17	24
Interest charges and financing costs	46	43
Income tax benefit	(20)	(21)
Net income	$84	$59
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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three months ended March 31, 2026 and 2025, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $84 million for the three months ended March 31, 2026 compared with $59 million for the prior year. The change was driven by sales growth, partially offset by increased depreciation expense and unfavorable weather.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Sales and demand	$10
Wholesale transmission	8
Non-fuel riders	5
Recovery of lower cost of electric fuel and purchased power	(20)
Estimated impact of weather	(7)
Other, net	13
Total increase	$9
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $18 million year-to-date. The decrease is primarily due to decreased commodity prices.
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $7 million for the first quarter of 2026, largely due to system investment.
Interest Charges — Interest charges increased $6 million for the first quarter of 2026, largely due to higher debt levels and interest rates.
AFUDC, Equity and Debt — AFUDC increased $12 million for the first quarter of 2026, largely due to system investment.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2025, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC seeking a revenue increase of $168 million (16.0%) as updated in March 2026. The request is based on a future test year period ending Nov. 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
The procedural schedule is as follows:
•Staff and Intervenor direct testimony: May 1, 2026
•Rebuttal testimony: May 29, 2026
•Public Evidentiary Hearing: July 7, 2026

A NMPRC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
SPS Resource Acquisition — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.
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
SPS filed Certificate of Convenience and Necessity filings for the specific assets with the PUCT and NMPRC in 2025, with approvals expected in 2026.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity (approximately 1,500 MW to 3,000 MW nameplate capacity) through 2032. Additional resources will be evaluated to meet the New Mexico Renewable Portfolio Standard compliance need. Bids were received in January 2026, and the portfolio is expected to be filed in the second half of 2026.
Excess Liability Insurance Deferral –In early 2025, SPS filed requests with the NMPRC and PUCT for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025 and $3 million in the first quarter of 2026. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is expected in the first half of 2026.

Other
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
Xcel Energy continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. Xcel Energy may seek regulatory relief, if required, in its jurisdictions.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. SPS will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. SPS will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector
Emerging Contaminants of Concern
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
As of March 31, 2026, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
SPS’ risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2025, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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

Southwestern Public Service Company

April 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)