Form 10-Q
period 2026-06-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2026-07-30
CIK 92521

14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Stock, $1.00 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NMPRC	New Mexico Public Regulation Commission
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
C&I	Commercial and Industrial
CFO	Chief financial officer
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CO2	Carbon dioxide
DSM	Demand side management
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated Resource Plan
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OATT	Open access transmission tariff
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RPS	Renewable portfolio standard
RTO	Regional transmission organization
SPP	Southwest Power Pool, Inc.
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in SPS’ Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of SPS to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating revenues	$389	$508	$919	$1,029

Operating expenses
Electric fuel and purchased power	18	158	216	374
Operating and maintenance expenses	85	83	171	171
Demand side management expenses	6	6	11	11
Depreciation and amortization	125	115	244	227
Taxes (other than income taxes)	29	25	55	50
Total operating expenses	263	387	697	833

Operating income	126	121	222	196

Other income, net	3	3	3	4
Allowance for funds used during construction — equity	14	6	28	11

Interest charges and financing costs
Interest charges and other financing costs	51	48	103	94
Allowance for funds used during construction — debt	(7)	(3)	(13)	(6)
Total interest charges and financing costs	44	45	90	88

Income before income taxes	99	85	163	123
Income tax benefit	(24)	(16)	(44)	(37)
Net income	$123	$101	$207	$160

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2026	2025
Operating activities
Net income	$207	$160
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245	229
Deferred income taxes	(66)	12
Allowance for equity funds used during construction	(28)	(11)
Provision for bad debts	4	4
Changes in operating assets and liabilities:
Accounts receivable	(20)	(31)
Accrued unbilled revenues	1	(45)
Inventories	(29)	(32)
Prepayments and other	181	84
Accounts payable	(5)	27
Net regulatory assets and liabilities	110	(1)
Other current liabilities	(31)	(95)
Pension and other employee benefit obligations	—	(2)
Other, net	1	(1)
Net cash provided by operating activities	570	298

Investing activities
Utility capital/construction expenditures	(951)	(653)
Investments in utility money pool arrangement	(25)	(178)
Repayments from utility money pool arrangement	25	178
Net cash used in investing activities	(951)	(653)

Financing activities
Repayments of short-term borrowings, net	(175)	(145)
Proceeds from issuance of long-term debt, net	1,186	494
Borrowings under utility money pool arrangement	425	518
Repayments under utility money pool arrangement	(487)	(525)
Capital contributions from parent	617	559
Dividends paid to parent	(114)	(103)
Net cash provided by financing activities	1,452	798

Net change in cash, cash equivalents and restricted cash	1,071	443
Cash, cash equivalents and restricted cash at beginning of period	9	14
Cash, cash equivalents and restricted cash at end of period	$1,080	$457

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(85)	$(78)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$263	$147
Inventory transfers to property, plant and equipment	26	57
Allowance for equity funds used during construction	28	11

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,080	$9
Accounts receivable, net	173	159
Accounts receivable from affiliates	16	25
Accrued unbilled revenues	144	144
Inventories	87	84
Regulatory assets	17	24
Derivative instruments	87	79
Prepayments and other	115	271
Total current assets	1,719	795

Property, plant and equipment, net	11,319	10,426

Other assets
Regulatory assets	401	376
Operating lease right-of-use assets	319	337
Other	64	64
Total other assets	784	777
Total assets	$13,822	$11,998

Liabilities and Equity
Current liabilities
Short-term debt	$45	$220
Borrowings under utility money pool arrangement	—	62
Accounts payable	403	281
Accounts payable to affiliates	38	46
Regulatory liabilities	240	118
Taxes accrued	67	74
Accrued interest	41	40
Dividends payable to parent	62	47
Operating lease liabilities	36	36
Other	96	99
Total current liabilities	1,028	1,023

Deferred credits and other liabilities
Deferred income taxes	740	813
Regulatory liabilities	798	772
Asset retirement obligations	185	174
Pension and employee benefit obligations	11	12
Operating lease liabilities	283	301
Other	17	15
Total deferred credits and other liabilities	2,034	2,087

Commitments and contingencies
Capitalization
Long-term debt	5,230	4,046
Long-term debt - related parties	4	—
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at June 30, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	4,827	4,221
Retained earnings	700	622
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	5,526	4,842
Total liabilities and equity	$13,822	$11,998
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2026 and 2025
Balance at March 31, 2025	100	$—	$3,847	$598	$(1)	$4,444
Net income				101		101
Common dividends declared to parent				(52)		(52)
Contributions of capital by parent			353			353
Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846

Balance at March 31, 2026	100	$—	$4,721	$640	$(1)	$5,360
Net income				123		123
Common dividends declared to parent				(63)		(63)
Contributions of capital by parent			106			106
Balance at June 30, 2026	100	$—	$4,827	$700	$(1)	$5,526

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				160		160
Dividends declared to parent				(105)		(105)
Contributions of capital by parent			553			553
Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846

Balance at Dec. 31, 2025	100	$—	$4,221	$622	$(1)	$4,842
Net income				207		207
Dividends declared to parent				(129)		(129)
Contributions of capital by parent			606			606
Balance at June 30, 2026	100	$—	$4,827	$700	$(1)	$5,526

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of June 30, 2026 and Dec. 31, 2025; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and six months ended June 30, 2026 and 2025; and SPS’ cash flows for the six months ended June 30, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2026 up to the date of issuance of these financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 financial statements included in the SPS Annual Report on Form 10-K for the year ended Dec. 31, 2025.
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
Environmental Credits — In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for certain environmental instruments, including renewable energy credits and emissions allowances, as well as for compliance obligations that will be satisfied with such credits. The ASU is effective for annual and interim periods beginning after Dec. 15, 2027. SPS is evaluating the impact of the new accounting and disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$183	$169
Less allowance for bad debts	(10)	(10)
Accounts receivable, net	$173	$159

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$80	$74
Fuel	7	10
Total inventories	$87	$84

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$13,100	$12,210
Plant to be retired (a)	144	162
Construction work in progress	1,282	1,117
Total property, plant and equipment	14,526	13,489
Less accumulated depreciation	(3,207)	(3,063)
Property, plant and equipment, net	$11,319	$10,426
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$100	$100
Amount outstanding at period end	—	62
Average amount outstanding	97	31
Maximum amount outstanding	100	100
Weighted average interest rate, computed on a daily basis	3.68%	4.19%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$600	$600
Amount outstanding at period end	45	220
Average amount outstanding	111	97
Maximum amount outstanding	195	314
Weighted average interest rate, computed on a daily basis	4.08%	4.51%
Weighted average interest rate at period end	4.10	3.93

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
As of June 30, 2026, SPS had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$600	$45	$555
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. SPS had no direct advances on the credit facility outstanding as of June 30, 2026 and Dec. 31, 2025.
Letters of Credit — SPS uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2026 and Dec. 31, 2025, there were no letters of credit outstanding under the credit facility.
Additionally, in March 2026, SPS entered into an uncommitted letter of credit agreement with an overall limit of $150 million to provide additional letter of credit capacity outside of the revolving credit facility. As of June 30, 2026, no letters of credit were outstanding under this continuing letter of credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2026, SPS issued $650 million in aggregate principal amount of 5.30% First Mortgage Bonds, Series No. 13 due August 15, 2036 and $550 million in aggregate principal amount of 5.875% First Mortgage Bonds, Series No. 14 due August 15, 2056.
Xcel Energy Inc.’s Purchase of SPS’ First Mortgage Bonds — During the six months ended June 30, 2026, Xcel Energy Inc. purchased $4 million in aggregate principal amounts of SPS’ 3.70% First Mortgage Bonds due August 15, 2047, 4.40% First Mortgage Bonds Series due November 15, 2048 and 3.75% First Mortgage Bonds due June 15, 2049, for $3 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on SPS’ balance sheet.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Major revenue types
Revenue from contracts with customers:
Residential	$71	$95
C&I (a)	194	289
Other	10	12
Total retail	275	396
Wholesale	19	23
Transmission	86	78
Other	2	1
Total revenue from contracts with customers	382	498
Alternative revenue and other	7	10
Total revenues	$389	$508
(a)For the three months ended June 30, 2026 and 2025, revenues from one C&I customer represented approximately 10.2% and 10.1% of total revenues, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Major revenue types
Revenue from contracts with customers:
Residential	$169	$209
C&I	492	577
Other	21	23
Total retail	682	809
Wholesale	49	48
Transmission	170	154
Other	3	2
Total revenue from contracts with customers	904	1,013
Alternative revenue and other	15	16
Total revenues	$919	$1,029

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$163	$123

Federal statutory rate impact	34	26
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(72)	(61)
Regulatory adjustments (b)
AFUDC equity	(7)	(2)
Plant related excess deferred taxes	(3)	(4)
Other	1	1
State income taxes, net of federal tax effect (c)	3	2
Other	—	1
Income tax benefit	$(44)	$(37)

	Six Months Ended June 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(44.2)	(49.7)
Other	(0.2)	(0.3)
Regulatory adjustments (b)
AFUDC equity	(4.2)	(1.5)
Plant related excess deferred taxes	(1.9)	(3.0)
Other	0.6	0.8
State income taxes, net of federal tax effect (c)	1.9	1.8
Other	—	0.8
Effective income tax rate	(27.0)%	(30.1)%
(a)Wind PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate changes as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily New Mexico state taxes.

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
As of June 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2026, SPS had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at June 30, 2026 for this purpose relate to FTR instruments administered by SPP. These instruments are intended to offset the impacts of transmission system congestion.
When SPS enters into derivative instruments that mitigate commodity price risk on behalf of electric customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2026, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	June 30, 2026	Dec. 31, 2025
MWh of electricity	15	7
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
As of June 30, 2026, one of the four most significant counterparties for these activities, comprising $5 million, or 18%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the four most significant counterparties, comprising $23 million, or 75%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
All four of these counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$(59)
Total	$(59)

Six Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$(71)
Total	$(71)

Three Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$12
Total	$12

Six Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$20
Total	$20

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$18	(a)
Total	$18

Six Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$21	(a)
Total	$21

Three Months Ended June 30, 2025
Electric commodity	$(19)	(a)
Total	$(19)

Six Months Ended June 30, 2025
Other derivative instruments:
Electric commodity	$(29)	(a)
Total	$(29)
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

SPS had no derivative instruments designated as fair value hedges during the three months ended June 30, 2026 and 2025.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$87	$87	$—	$87	$—	$—	$79	$79	$—	$79
Total current derivative assets	$—	$—	$87	$87	$—	$87	$—	$—	$79	$79	$—	$79
(a)SPS nets derivative instruments and related collateral on its balance sheet when supported by a legally enforceable master netting agreement. At June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at April 1	$132	$103
Purchases (a)	46	132
Settlements (a)	(37)	(74)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(54)	23
Balance at June 30	$87	$184

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$79	$67
Purchases (a)	151	198
Settlements (a)	(60)	(122)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(83)	41
Balance at June 30	$87	$184
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,230	$4,684	$4,046	$3,529
Long-term debt - related parties	4	3	—	—
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2	$2	$—	$—
Interest cost (a)	5	6	1	—
Expected return on plan assets (a)	(7)	(8)	(1)	(1)
Amortization of net loss (a)	1	1	—	—
Net periodic benefit cost	1	1	—	(1)
Effects of regulation	—	1	—	—
Net benefit cost recognized for financial reporting	$1	$2	$—	$(1)

	Six Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4	$4	$—	$—
Interest cost (a)	11	12	1	—
Expected return on plan assets (a)	(15)	(16)	(1)	(1)
Amortization of net loss (a)	3	1	—	—
Net periodic benefit cost	3	1	—	(1)
Effects of regulation	—	1	—	—
Net benefit cost recognized for financial reporting	$3	$2	$—	$(1)
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
After reaching the generally applicable two-year statute of limitations for property damage in Texas, SPS is aware of approximately 73 complaints, most of which have also named Xcel Energy Services Inc. as an additional defendant, relating to the Smokehouse Creek Fire Complex. The complaints, which assert claims on behalf of one or more plaintiffs, generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. Of the 73 complaints, 28 have been resolved.
SPS has received 304 claims through its claims process, net of duplicative, withdrawn and denied claims, and has reached final settlements on 237 of those claims as of the date of this filing. In addition to filed complaints and claims made through SPS’ claims process, SPS has also received information from attorneys for approximately 107 additional claims and has reached settlement of 79 of those claims through mediation.
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
SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $404 million of expected loss payments, of which $398 million and $374 million were paid through June 30, 2026 and Dec. 31, 2025, respectively.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $56 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $460 million. Additionally, approximately $43 million in legal costs have been incurred as of June 30, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $503 million as of June 30, 2026. An estimated liability of $62 million and $56 million for estimated losses is presented in other current liabilities as of June 30, 2026 and Dec. 31, 2025, respectively.
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
Xcel Energy remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period (of which approximately $80 million of coverage remains after consideration of settlements reached and legal costs incurred through June 30, 2026) and could have a material adverse effect on our financial condition, results of operations or cash flows.
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

SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $81 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of June 30, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.
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
SPP OATT Upgrade Costs — SPP had not been charging its customers for certain transmission upgrades, even though the SPP OATT had allowed SPP to do so since 2008, and in 2016 the FERC granted SPP’s request to recover previously unbilled charges. SPP subsequently billed SPS approximately $13 million. In 2019, following an appeal by SPS, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In November 2025, SPP filed a response to a September 2025 FERC information request on SPP’s refund plan, which the FERC approved in part in July 2026. SPS has recorded an estimate for a customer refund in this matter. Any refunds received or new back-billings paid by SPS to resolve the matter are generally expected to be shared with SPS customers through future rates, subject to PUCT and NMPRC approvals.
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
If the rule is implemented, SPS anticipates the annual costs could be significant but recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. SPS will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
Leases
PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$11	$9
Other operating leases (a)	1	1
Total operating lease expense	$12	$10

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$22	$18
Other operating leases (a)	2	2
Total operating lease expense	$24	$20
(a)Includes immaterial short-term lease expense.
Commitments under operating leases as of June 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$335	$42	$377
Interest component of obligation	(49)	(9)	(58)
Present value of minimum obligation	$286	$33	319
Less current portion			(36)
Noncurrent operating lease liabilities			$283
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
SPS had 1,197 MW of capacity under long-term PPAs at both June 30, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2048.

10. Segment Information
Segment information:

	Three Months Ended June 30
	2026	2025
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$389	$508
Electric fuel and purchased power	18	158
O&M expenses	85	83
Depreciation and amortization	125	115
Other segment expenses, net	18	22
Interest charges and financing costs	44	45
Income tax benefit	(24)	(16)
Net income	$123	$101

	Six Months Ended June 30
	2026	2025
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$919	$1,029
Electric fuel and purchased power	216	374
O&M expenses	171	171
Depreciation and amortization	244	227
Other segment expenses, net	35	46
Interest charges and financing costs	90	88
Income tax benefit	(44)	(37)
Net income	$207	$160
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
We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of SPS. For the three and six months ended June 30, 2026 and 2025, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
SPS’ net income was $207 million for the six months ended June 30, 2026 compared with $160 million for the prior year. The change was driven by sales growth and higher recovery of electric infrastructure investments, partially offset by increased depreciation expense.

Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Recovery of lower cost of electric fuel and purchased power	$(168)
PTCs flowed back to customers (offset by lower ETR)	(10)
Sales and demand	30
Non-fuel riders	17
Wholesale transmission	16
Other, net	5
Total decrease	$(110)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $158 million year-to-date. The decrease is primarily due to decreased regional commodity prices.
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $17 million year-to-date, largely due to system investment.
Interest Charges — Interest charges increased $9 million year-to-date, largely due to higher debt levels.
AFUDC, Equity and Debt — AFUDC increased $24 million year-to-date, largely due to system investment.

Public Utility Regulation and Other
The FERC and state and local regulatory commissions regulate SPS. SPS is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in New Mexico and Texas.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. SPS requests changes in utility rates through commission filings. Changes in operating costs can affect SPS’ financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts and the cost of capital.
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
Pending and Recently Concluded Regulatory Proceedings
2025 New Mexico Electric Rate Case — In November 2025, SPS filed an electric rate case with the NMPRC. As updated in March 2026, SPS requested a revenue increase of $168 million (16.0%). The request was based on a future test year period ending Nov. 30, 2027, a ROE of 10.5%, an equity ratio of 56% and retail rate base of $3.9 billion.
In June 2026, SPS, New Mexico Department of Justice, New Mexico Large Customer Group and various other parties filed a comprehensive non-unanimous stipulation. NMPRC Staff opposes certain components of the stipulation.
Terms of the stipulation include:
•Base rate revenue increase of $90 million (7.7% total, or an annual average of 2.4% since the last rate case), based on the filed future test year.
•ROE of 9.5%.
•Equity ratio of 54.70%.
A hearing on the non-unanimous stipulation took place in July 2026. An NMPRC decision is anticipated in the fourth quarter of 2026, with implementation of rates expected in December 2026.
SPS Resource Acquisition — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. In July 2025, the portfolio selection report was publicly filed with the NMPRC. SPS has received NMPRC approval of the CCN filings for the specific assets, and PUCT approval is expected in the third quarter. SPS is continuing to pursue approximately 2,800 MW of accredited resources, including approximately 4,000 MW of nameplate capacity company owned resources and approximately 500 MW of nameplate capacity PPAs.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity through 2032 (approximately 1,500 MW to 3,000 MW nameplate capacity, or more depending on resource mix), with additional resources to be evaluated to meet the New Mexico RPS compliance need. Bids were received in January 2026, and the portfolio selection report was publicly filed with the NMPRC in July 2026. Project CCNs are expected to be filed in late 2026 or early 2027.
The following resources are included in SPS’ preferred portfolio:

Generation Resource Nameplate Capacity (in Megawatts)	Company Owned	PPAs	Total
Wind resources	500	305	805
Solar	1,890	—	1,890
Solar + storage	—	1,000	1,000
Natural gas	233	—	233
Total	2,623	1,305	3,928

Excess Liability Insurance Deferral – In early 2025, SPS filed requests with the NMPRC and PUCT for deferred accounting treatment for incremental excess liability insurance expense incurred as a result of the October 2024 policy renewal, estimated at approximately $30 million across the two jurisdictions. In October 2025, the NMPRC approved the request, resulting in a deferral of approximately $15 million of incremental excess liability insurance costs in 2025 and $7 million in the six months ended June 30, 2026. In January 2026, SPS, PUCT Staff and other intervenors filed a black box settlement expected to result in annual deferrals of approximately $8 million in 2026 and 2027. A PUCT decision is forthcoming.
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

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. SPS will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, SPS believes the costs would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2026, based on an evaluation carried out under the supervision and with the participation of SPS’ management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that SPS’ disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated Sept. 30, 1997	SPS Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of SPS, dated Jan. 25, 2019	SPS Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 13 dated as of June 15, 2026 between Southwestern Public Service Company and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating 5.300% First Mortgage Bonds, Series No. 13 due 2036 and 5.875% First Mortgage Bonds, Series No. 14 due 2056.	SPS Form 8-K dated June 29, 2026	4.02
10.01*	Summary of Non-Employee Director Compensation, effective as of May 20, 2026	Xcel Energy Inc. Form 8-K dated July 29, 2026	10.01
10.02	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2026 Restatement)
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwestern Public Service Company

July 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)