Form 10-Q
period 2026-09-30
SOUTHWESTERN PUBLIC SERVICE CO
filed 2026-10-29
CIK 92521

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2026
Common Stock, $1.00 par value	100 shares
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Operating revenues	$738	$655	$1,657	$1,684

Operating expenses
Electric fuel and purchased power	216	208	432	582
Operating and maintenance expenses	99	86	270	257
Demand side management expenses	6	6	17	17
Depreciation and amortization	128	118	372	345
Taxes (other than income taxes)	29	25	84	75
Total operating expenses	478	443	1,175	1,276

Operating income	260	212	482	408

Other income, net	7	4	10	8
Allowance for funds used during construction — equity	16	9	44	20

Interest charges and financing costs
Interest charges and other financing costs	66	50	169	144
Allowance for funds used during construction — debt	(8)	(5)	(21)	(11)
Total interest charges and financing costs	58	45	148	133

Income before income taxes	225	180	388	303
Income tax expense (benefit)	9	20	(35)	(17)
Net income	$216	$160	$423	$320

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2026	2025
Operating activities
Net income	$423	$320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	374	348
Deferred income taxes	33	24
Allowance for equity funds used during construction	(44)	(20)
Provision for bad debts	7	6
Changes in operating assets and liabilities:
Accounts receivable	(44)	(66)
Accrued unbilled revenues	(18)	(45)
Inventories	(61)	(51)
Prepayments and other	178	98
Accounts payable	72	40
Net regulatory assets and liabilities	(39)	(16)
Other current liabilities	23	(125)
Pension and other employee benefit obligations	—	(2)
Other, net	1	4
Net cash provided by operating activities	905	515

Investing activities
Utility capital/construction expenditures	(1,538)	(1,106)
Investments in utility money pool arrangement	(105)	(322)
Repayments from utility money pool arrangement	105	322
Net cash used in investing activities	(1,538)	(1,106)

Financing activities
Repayments of short-term borrowings, net	(220)	(145)
Proceeds from issuance of long-term debt, net	1,186	493
Borrowings under utility money pool arrangement	425	518
Repayments under utility money pool arrangement	(487)	(525)
Capital contributions from parent	800	563
Dividends paid to parent	(176)	(271)
Net cash provided by financing activities	1,528	633

Net change in cash, cash equivalents and restricted cash	895	42
Cash, cash equivalents and restricted cash at beginning of period	9	14
Cash, cash equivalents and restricted cash at end of period	$904	$56

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(103)	$(100)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$307	$132
Inventory transfers to property, plant and equipment	53	73
Allowance for equity funds used during construction	44	20

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$904	$9
Accounts receivable, net	179	159
Accounts receivable from affiliates	27	25
Accrued unbilled revenues	163	144
Inventories	92	84
Regulatory assets	40	24
Derivative instruments	64	79
Prepayments and other	131	271
Total current assets	1,600	795

Property, plant and equipment, net	11,846	10,426

Other assets
Regulatory assets	414	376
Operating lease right-of-use assets	310	337
Other	65	64
Total other assets	789	777
Total assets	$14,235	$11,998

Liabilities and Equity
Current liabilities
Short-term debt	$—	$220
Borrowings under utility money pool arrangement	—	62
Accounts payable	494	281
Accounts payable to affiliates	68	46
Regulatory liabilities	98	118
Taxes accrued	82	74
Accrued interest	78	40
Dividends payable to parent	62	47
Operating lease liabilities	37	36
Other	110	99
Total current liabilities	1,029	1,023

Deferred credits and other liabilities
Deferred income taxes	849	813
Regulatory liabilities	777	772
Asset retirement obligations	187	174
Pension and employee benefit obligations	11	12
Operating lease liabilities	273	301
Other	16	15
Total deferred credits and other liabilities	2,113	2,087

Commitments and contingencies
Capitalization
Long-term debt	5,077	4,046
Long-term debt - related parties	158	—
Common stock — 200 shares authorized of $1.00 par value; 100 shares outstanding at Sept. 30, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	5,005	4,221
Retained earnings	854	622
Accumulated other comprehensive loss	(1)	(1)
Total common stockholder's equity	5,858	4,842
Total liabilities and equity	$14,235	$11,998
See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2026 and 2025
Balance at June 30, 2025	100	$—	$4,200	$647	$(1)	$4,846
Net income				160		160
Common dividends declared to parent				(163)		(163)
Contributions of capital by parent			2			2
Balance at Sept. 30, 2025	100	$—	$4,202	$644	$(1)	$4,845

Balance at June 30, 2026	100	$—	$4,827	$700	$(1)	$5,526
Net income				216		216
Common dividends declared to parent				(62)		(62)
Contributions of capital by parent			178			178
Balance at Sept. 30, 2026	100	$—	$5,005	$854	$(1)	$5,858

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$3,647	$592	$(1)	$4,238
Net income				320		320
Dividends declared to parent				(268)		(268)
Contributions of capital by parent			555			555
Balance at Sept. 30, 2025	100	$—	$4,202	$644	$(1)	$4,845

Balance at Dec. 31, 2025	100	$—	$4,221	$622	$(1)	$4,842
Net income				423		423
Dividends declared to parent				(191)		(191)
Contributions of capital by parent			784			784
Balance at Sept. 30, 2026	100	$—	$5,005	$854	$(1)	$5,858

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY
Notes to Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of SPS as of Sept. 30, 2026 and Dec. 31, 2025; the results of SPS’ operations, including the components of net income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2026 and 2025; and SPS’ cash flows for the nine months ended Sept. 30, 2026 and 2025.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$189	$169
Less allowance for bad debts	(10)	(10)
Accounts receivable, net	$179	$159

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$84	$74
Fuel	8	10
Total inventories	$92	$84

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$13,312	$12,210
Plant to be retired (a)	161	162
Construction work in progress	1,667	1,117
Total property, plant and equipment	15,140	13,489
Less accumulated depreciation	(3,294)	(3,063)
Property, plant and equipment, net	$11,846	$10,426
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$100	$100
Amount outstanding at period end	—	62
Average amount outstanding	—	31
Maximum amount outstanding	—	100
Weighted average interest rate, computed on a daily basis	N/A	4.19%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$600	$600
Amount outstanding at period end	—	220
Average amount outstanding	—	97
Maximum amount outstanding	—	314
Weighted average interest rate, computed on a daily basis	N/A	4.51%
Weighted average interest rate at period end	N/A	3.93

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
Additionally, in March 2026, SPS entered into an uncommitted letter of credit agreement with an overall limit of $150 million to provide additional letter of credit capacity outside of the revolving credit facility. As of Sept. 30, 2026, no letters of credit were outstanding under this continuing letter of credit agreement.
Long-Term Borrowings
During the nine months ended Sept. 30, 2026, SPS issued $650 million in aggregate principal amount of 5.30% First Mortgage Bonds, Series No. 13 due August 15, 2036 and $550 million in aggregate principal amount of 5.875% First Mortgage Bonds, Series No. 14 due August 15, 2056.
Xcel Energy Inc.’s Purchase of SPS’ First Mortgage Bonds — During the nine months ended Sept. 30, 2026, Xcel Energy Inc. purchased $158 million in aggregate principal amounts of SPS First Mortgage Bonds for $112 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on SPS’ balance sheet.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. SPS’ operating revenues consisted of the following:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Major revenue types
Revenue from contracts with customers:
Residential	$204	$153
C&I	385	359
Other	19	16
Total retail	608	528
Wholesale	27	33
Transmission	93	84
Other	1	—
Total revenue from contracts with customers	729	645
Alternative revenue and other	9	10
Total revenues	$738	$655

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Major revenue types
Revenue from contracts with customers:
Residential	$373	$362
C&I	877	936
Other	40	39
Total retail	1,290	1,337
Wholesale	76	81
Transmission	263	238
Other	4	2
Total revenue from contracts with customers	1,633	1,658
Alternative revenue and other	24	26
Total revenues	$1,657	$1,684

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$388	$303

Federal statutory rate impact	82	64
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(104)	(83)
Other	(1)	(1)
Regulatory adjustments (b)
AFUDC equity	(14)	(5)
Plant related excess deferred taxes	(8)	(10)
Adjustment to tax reform implementation	—	10
Other	2	2
State income taxes, net of federal tax effect (c)	7	9
Other	1	(3)
Income tax benefit	$(35)	$(17)

	Nine Months Ended Sept. 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(26.8)	(27.5)
Other	(0.3)	(0.3)
Regulatory adjustments (b)
AFUDC equity	(3.5)	(1.7)
Plant related excess deferred taxes	(1.9)	(3.5)
Adjustment to tax reform implementation	—	3.2
Other	0.7	0.8
State income taxes, net of federal tax effect (c)	1.8	2.8
Other	—	(0.4)
Effective income tax rate	(9.0)%	(5.6)%
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
As of Sept. 30, 2026, SPS had no commodity contracts designated as cash flow hedges.
Gross notional amounts of FTRs:

Amounts in Millions (a)	Sept. 30, 2026	Dec. 31, 2025
MWh of electricity	10	7
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
As of Sept. 30, 2026, one of the two most significant counterparties for these activities, comprising $6 million, or 20%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the two most significant counterparties, comprising $20 million, or 70%, of this credit exposure, were not rated by external ratings agencies, but based on SPS’ internal analysis, had credit quality consistent with investment grade.
Both of these counterparties are municipal or cooperative electric entities or RTOs.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value (Losses) Gains Recognized During the Period in:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2026
Other derivative instruments:
Electric commodity	$(11)
Total	$(11)

Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$2
Total	$2

Nine Months Ended Sept. 30, 2026
Other derivative instruments:
Electric commodity	$(82)
Total	$(82)

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$21
Total	$21

Pre-Tax Losses (Gains) Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2026
Other derivative instruments:
Electric commodity	$18	(a)
Total	$18

Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$2	(a)
Total	$2

Nine Months Ended Sept. 30, 2026
Electric commodity	$39	(a)
Total	$39

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$(27)	(a)
Total	$(27)
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

SPS had no derivative instruments designated as fair value hedges during the three months ended Sept. 30, 2026 and 2025.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Electric commodity	$—	$—	$64	$64	$—	$64	$—	$—	$79	$79	$—	$79
Total current derivative assets	$—	$—	$64	$64	$—	$64	$—	$—	$79	$79	$—	$79
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
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Balance at July 1	$87	$184
Settlements (a)	(9)	(39)
Net transactions recorded during the period:
Net losses recognized as regulatory assets and liabilities (a)	(14)	(5)
Balance at Sept. 30	$64	$140

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$79	$67
Purchases (a)	151	199
Settlements (a)	(69)	(161)
Net transactions recorded during the period:
Net (losses) gains recognized as regulatory assets and liabilities (a)	(97)	35
Balance at Sept. 30	$64	$140
(a)Relates primarily to FTR instruments administered by SPP.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,077	$4,252	$4,046	$3,529
Long-term debt - related parties	158	107	—	—
Fair value of SPS’ long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$2	$1
Interest cost (a)	7	5
Expected return on plan assets (a)	(8)	(8)
Amortization of net loss (a)	1	1
Net periodic benefit cost (credit)	2	(1)
Effects of regulation	—	—
Net benefit cost (credit) recognized for financial reporting	$2	$(1)

	Nine Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$6	$5
Interest cost (a)	18	17
Expected return on plan assets (a)	(23)	(24)
Amortization of net loss (a)	4	2
Net periodic benefit cost (credit)	5	—
Effects of regulation	—	1
Net benefit cost recognized for financial reporting	$5	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the statements of income or capitalized on the balance sheets as a regulatory asset.
Postretirement plan net periodic benefit cost was immaterial for the three and nine months ended Sept. 30, 2026 and 2025.
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
SPS is aware of outstanding complaints and claims representing an estimated 141 plaintiff groups (for example, members of the same family and any associated business, or affiliated corporations). The complaints generally allege that SPS’ equipment ignited the Smokehouse Creek Fire Complex and seek compensation for losses resulting from the fire, asserting various causes of action under Texas law. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages. The generally applicable two-year statute of limitations for property damage in Texas was reached in March 2026.
In total, SPS has settled 358 complaints and claims related to the fire. SPS has settled claims related to both fatalities believed to be associated with the Smokehouse Creek Fire Complex. Settlements have also been reached with the subrogated insurer plaintiffs as well as the three largest claims asserted from the fire, as measured by fire-impacted acreage. Settlements reached as of the date of this filing total $410 million of expected loss payments, of which $405 million and $374 million were paid through Sept. 30, 2026 and Dec. 31, 2025, respectively.
In December 2025, the Texas Attorney General’s office filed a lawsuit against SPS regarding the Smokehouse Creek Fire, seeking monetary damages and civil penalties for losses to property and wildlife resulting from the fires. In February 2026, pending resolution of the lawsuit, SPS and the Texas Attorney General’s office jointly filed a temporary injunction agreeing to certain distribution pole replacement procedures, largely consistent with current procedures. The Texas Attorney General’s claims are in the discovery phase, which is anticipated to continue into 2027.
Based on the current state of the law and the facts and circumstances available as of the date of this filing, Xcel Energy has recorded $65 million of remaining estimated probable losses for the matter (before available insurance), for a total estimated loss of $475 million. Additionally, approximately $50 million in legal costs have been incurred as of Sept. 30, 2026, resulting in total estimated losses and incurred costs related to this proceeding of $525 million as of Sept. 30, 2026. An estimated liability of $70 million and $56 million for estimated losses is presented in other current liabilities as of Sept. 30, 2026 and Dec. 31, 2025, respectively.
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
SPS remains unable to reasonably estimate any additional loss or the upper end of the range because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the nature of demands that may be made. Resolution of remaining complaints and claims associated with the Smokehouse Creek Fire Complex could exceed our insurance coverage of $525 million for the annual policy period and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
SPS records insurance recoveries when it is deemed probable that recovery will occur, and SPS can reasonably estimate the amount or range. Insurance receivables for estimated losses of approximately $96 million and $195 million, net of recoveries received are presented in prepayments and other current assets as of Sept. 30, 2026 and Dec. 31, 2025, respectively. While SPS plans to seek recovery of all insured losses, it is unable to predict the ultimate amount and timing of such insurance recoveries.

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
SPP OATT Upgrade Costs — SPP had not been charging its customers for certain transmission upgrades, even though the SPP OATT had allowed SPP to do so since 2008, and in 2016 the FERC granted SPP’s request to recover previously unbilled charges. SPP subsequently billed SPS approximately $13 million. In 2019, following an appeal by SPS, the FERC reversed its 2016 decision and ordered SPP to refund charges retroactively collected from its transmission customers, including SPS, related to periods before September 2015. In September 2026, SPS received $13 million of resettlements, which is expected to be shared with retail customers along with any additional refunds received, subject to PUCT and NMPRC approvals.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$13	$10
Other operating leases (a)	1	1
Total operating lease expense	$14	$11

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$35	$28
Other operating leases (a)	3	3
Total operating lease expense	$38	$31
(a)Includes immaterial short-term lease expense.

Commitments under operating leases as of Sept. 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$324	$40	$364
Interest component of obligation	(46)	(8)	(54)
Present value of minimum obligation	$278	$32	310
Less current portion			(37)
Noncurrent operating lease liabilities			$273
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

10. Segment Information
Segment information:

	Three Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$738	$655
Electric fuel and purchased power	216	208
O&M expenses	99	86
Depreciation and amortization	128	118
Other segment expenses, net	12	18
Interest charges and financing costs	58	45
Income tax expense	9	20
Net income	$216	$160

	Nine Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Regulated electric utility	Regulated electric utility
Operating revenues	$1,657	$1,684
Electric fuel and purchased power	432	582
O&M expenses	270	257
Depreciation and amortization	372	345
Other segment expenses, net	47	64
Interest charges and financing costs	148	133
Income tax benefit	(35)	(17)
Net income	$423	$320
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

Results of Operations
SPS’ net income was $423 million for the nine months ended Sept. 30, 2026 compared with $320 million for the prior year. The change was driven by sales growth, weather, and higher recovery of electric infrastructure investments, partially offset by increased depreciation expense and interest charges.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2026 vs. 2025
Recovery of lower cost of electric fuel and purchased power	$(157)
PTCs flowed back to customers (offset by lower ETR)	(19)
Sales and demand	54
Non-fuel riders	41
Estimated impact of weather	29
Wholesale transmission	25
Total decrease	$(27)

Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $150 million year-to-date. The decrease is primarily due to decreased regional commodity prices.
Non-Fuel Operating Expense and Other Items
Depreciation and Amortization — Depreciation and amortization increased $27 million year-to-date, largely due to system investment.
Interest Charges — Interest charges increased $25 million year-to-date, largely due to higher debt levels.
AFUDC, Equity and Debt — AFUDC increased $34 million year-to-date, largely due to system investment.

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
•ROE of 9.5%.
•Equity ratio of 54.70%.
A hearing on the non-unanimous stipulation took place in July 2026. On Oct. 23, 2026, SPS received the Hearing Examiners’ Report, which recommended NMPRC approval with certain minor modifications. Any exceptions are required to be filed by Nov. 2, 2026. An NMPRC decision is anticipated in the fourth quarter of 2026, with implementation of rates expected in December 2026.
SPS 2023 Integrated Resource Plan — In October 2023, SPS filed its IRP with the NMPRC, which supports projected load growth and increasing reliability requirements, and secures replacement energy and capacity for retiring resources.
In July 2024, SPS issued a RFP, seeking approximately 3,200 MW of accredited capacity by 2030. In July 2025, the portfolio selection report was publicly filed with the NMPRC. SPS filed for approval of approximately 2,800 MW of accredited resources, including approximately 4,000 MW of nameplate capacity company owned resources and approximately 500 MW of nameplate capacity PPAs. SPS has received NMPRC approval of the CCN filings for the assets. In October 2026, the PUCT approved the self build portfolio with the exception of the Plant X battery storage project. The approval includes performance and cost cap guarantees. SPS will be seeking rehearing on this decision.
In October 2025, SPS issued a RFP to solicit 870 MW of accredited capacity through 2032 (approximately 1,500 MW to 3,000 MW nameplate capacity, or more depending on resource mix), with additional resources to be evaluated to meet the New Mexico RPS compliance need. The portfolio selection report was publicly filed with the NMPRC in July 2026, with a preferred portfolio that contains approximately 2,600 MW of nameplate capacity company owned resources and approximately 1,300 MW of nameplate capacity PPAs. Project CCNs are expected to be filed in early 2027.
SPS 2026 IRP — In October 2026, SPS filed its 2026 IRP with the NMPRC, which demonstrates projected load growth and shows energy and capacity resource portfolio needs under three different load forecast scenarios. Based on these forecast scenarios and the progress of existing resource acquisition processes, SPS' initial IRP modeling identified resource needs of approximately 2,000 MW of incremental accredited capacity by 2034. Following NMPRC action on the IRP, SPS expects to issue a competitive all-source solicitation for new generation in mid-2027 with project selection expected in early 2028.

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
Large Load/Data Center Tariffs — In the third quarter of 2026, SPS filed proposed tariff modifications in Texas to address new and certain existing loads over 75 MW. The proposed tariff includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. SPS expects to propose an incremental cost test applicable to this tariff in its next rate case. A decision is expected in 2027.
SPS expects to file similar tariff modifications in New Mexico in the fourth quarter of 2026.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. SPS will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing greenhouse gas emissions from the power sector. The rules establish requirements for new natural gas-fired generating units and emission guidelines for existing coal and certain natural gas generation. In September 2026, the EPA issued a final rule repealing portions of the 2024 rules, including carbon capture and storage (CCS) standards. The EPA simultaneously proposed to rescind the remaining power plant GHG regulations.
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. SPS will monitor any additional actions and evaluate the impacts.
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

Southwestern Public Service Company

October 29, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)